Form 10-Q
period 2019-03-31
COWEN INC.
filed 2019-05-02
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
As of May 1, 2019, there were 29,586,343 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in “Management's Discussion and Analysis of Financial Condition and Results of Operations”) that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as “may,” “might,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “possible,” “potential,” “intend,” “seek” or “continue,” the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 as well as Item 1A of this periodic report on Form 10-Q for the quarterly period ended March 31, 2019.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three months ended March 31, 2019 and 2018. The Consolidated Financial Statements as of December 31, 2018 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
Assets	As of March 31, 2019	As of December 31, 2018
Cash and cash equivalents	$235,838	$259,148
Cash collateral pledged	6,420	6,318
Segregated cash	136,964	176,647
Securities owned, at fair value ($45,786 and $57,583 were pledged to various parties)	563,121	520,888
Receivable on derivative contracts, at fair value	21,663	25,125
Securities borrowed	966,857	407,795
Other investments ($145,566 and $141,236 at fair value, respectively)	200,132	181,407
Deposits with clearing organizations, brokers and banks	109,310	89,423
Receivable from brokers, dealers and clearing organizations, net of allowance of $25 and $472, respectively	663,072	786,113
Receivable from customers, net of allowance of $520 and $516, respectively	36,719	37,858
Fees receivable, net of allowance of $3,687 and $1,569, respectively	130,099	111,946
Due from related parties	28,841	33,870
Fixed assets, net of accumulated depreciation and amortization of $28,662 and $31,630, respectively	27,537	26,443
Operating lease right-of-use assets	101,796	—
Goodwill	141,828	60,678
Intangible assets, net of accumulated amortization of $41,579 and $38,093, respectively	43,861	24,943
Deferred tax asset, net	90,208	93,057
Other assets	91,464	79,014
Consolidated Funds
Cash and cash equivalents	2,178	38,118
Securities owned, at fair value	308,800	187,633
Receivable on derivative contracts, at fair value	3,184	4,416
Other investments	186,846	186,395
Receivable from brokers	39,551	8,328
Other assets	23,929	740
Total Assets	$4,160,218	$3,346,303
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$574,186	$195,307
Payable for derivative contracts, at fair value	43,583	16,082
Securities loaned	852,203	414,852
Payables to brokers, dealers and clearing organizations	174,532	228,731
Payable to customers	413,050	525,153
Commission management payable	103,634	95,270
Compensation payable	68,804	223,994
Operating lease liabilities	108,368	—
Notes payable and other debt	264,273	262,965
Convertible debt	115,099	134,489
Fees payable	11,339	22,565
Due to related parties	760	571
Accounts payable, accrued expenses and other liabilities	153,194	110,423
Consolidated Funds
Payable for derivative contracts, at fair value	5,557	1,663
Payable to brokers	13,903	23,521
Contributions received in advance	1,000	—
Capital withdrawals payable	23,246	11,106
Accounts payable, accrued expenses and other liabilities	428	424
Total Liabilities	$2,927,159	$2,267,116

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
	As of March 31, 2019	As of December 31, 2018
(continued)
Commitments and Contingencies (Note 17)
Redeemable non-controlling interests	$418,277	$284,780
Stockholders' equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of March 31, 2019 (aggregate liquidation preference of $120,750,000) and 10,000,000 shares authorized, 120,750 shares issued and outstanding as of December 31, 2018 (aggregate liquidation preference of $120,750,000), respectively	$1	$1
Class A common stock, par value $0.01 per share: 62,500,000 shares authorized, 45,559,516 shares issued and 29,580,687 outstanding as of March 31, 2019 and 62,500,000 shares authorized, 43,774,731 shares issued and 28,437,860 outstanding as of December 31, 2018, respectively (including 253,772 and 253,772 restricted shares, respectively)	334	324
Class B common stock, par value $0.01 per share: 62,500,000 authorized, no shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	1,084,534	1,062,877
(Accumulated deficit) retained earnings	(26,563)	(34,648)
Accumulated other comprehensive income (loss)	(5)	(5)
Less: Class A common stock held in treasury, at cost, 15,978,829 and 15,336,871 shares as of March 31, 2019 and December 31, 2018, respectively	(243,519)	(234,142)
Total Stockholders' Equity	$814,782	$794,407
Total Liabilities and Stockholders' Equity	$4,160,218	$3,346,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
	Three Months Ended March 31,
	2019	2018
Revenues
Investment banking	$80,106	$97,988
Brokerage	97,463	105,733
Management fees	7,141	7,417
Incentive income	15	16
Interest and dividends	29,092	25,954
Reimbursement from affiliates	288	377
Aircraft lease revenue	—	715
Reinsurance premiums	6,591	8,647
Other revenues	1,061	1,336
Consolidated Funds
Interest and dividends	2,325	3,196
Other revenues	15	5
Total revenues	224,097	251,384
Interest and dividends expense	29,084	24,540
Total net revenues	195,013	226,844

Expenses
Employee compensation and benefits	130,188	135,140
Brokerage and trade execution costs	25,646	30,198
Underwriting expenses	3,131	4,063
Professional, advisory and other fees	10,241	7,024
Service fees	5,664	5,195
Communications	8,081	7,566
Occupancy and equipment	9,922	9,861
Depreciation and amortization	4,956	3,225
Client services and business development	11,301	8,231
Reinsurance claims, commissions and amortization of deferred acquisition costs	6,162	8,731
Other expenses	4,015	4,081
Consolidated Funds
Interest and dividends	867	1,911
Professional, advisory and other fees	145	212
Brokerage and trade execution costs	53	64
Other expenses	417	244
Total expenses	220,789	225,746
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	39,084	15,969
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	2,644	15,736
Net realized and unrealized gains (losses) on derivatives	(762)	2,475
Net gains (losses) on foreign currency transactions	(24)	(346)
Total other income (loss)	40,942	33,834
Income (loss) before income taxes	15,166	34,932
Income tax expense (benefit)	3,177	6,923
Net income (loss)	11,989	28,009

Cowen Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
	Three Months Ended March 31,
	2019	2018
(continued)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds	2,206	11,156
Net income (loss) attributable to Cowen Inc.	9,783	16,853
Preferred stock dividends	1,698	1,698
Net income (loss) attributable to Cowen Inc. common stockholders	$8,085	$15,155

Weighted average common shares outstanding:
Basic	29,750	29,625
Diluted	31,625	30,492
Earnings (loss) per share:
Basic	$0.27	$0.51
Diluted	$0.26	$0.50

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
Net income (loss)		$11,989		$28,009
Other comprehensive income (loss), net of tax:
Foreign currency translation	—		1
Total other comprehensive income (loss), net of tax		—		1
Comprehensive income (loss)		$11,989		$28,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2018	28,437,860	$324	120,750	$1	$(234,142)	$1,062,877	$(5)	$(34,648)	$794,407	$284,780
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	9,783	9,783	—
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds	—	—	—	—	—	—	—	—	—	2,206
Foreign currency translation	—	—	—	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	—	—	—	—	—	161,973
Capital withdrawals	—	—	—	—	—	—	—	—	—	(30,682)
Restricted stock awards issued	751,436	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(641,959)	—	—	—	(9,377)	—	—	—	(9,377)	—
Common stock issuance upon acquisition (See Note 3)	1,033,350	10	—	—	—	14,436	—	—	14,446	—
Preferred stock dividends, $0.06/share (See Note 19)	—	—	—	—	—	—	—	(1,698)	(1,698)	—
Embedded cash conversion option, net of tax (See Note 19)	—	—	—	—	—	(596)	—	—	(596)	—
Amortization of share-based compensation	—	—	—	—	—	7,817	—	—	7,817	—
Balance, March 31, 2019	29,580,687	$334	120,750	$1	$(243,519)	$1,084,534	$(5)	$(26,563)	$814,782	$418,277

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2017	29,632,020	$324	120,750	$1	$(186,846)	$1,004,664	$(8)	$(70,116)	$748,019	$440,604
Cumulative effect of the adoption of the new revenue recognition standard (See Note 2)	—	—	—	—	—	—	—	(559)	(559)	—
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	16,853	16,853	—
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	11,156
Foreign currency translation	—	—	—	—	—	—	1	—	1	—
Capital contributions	—	—	—	—	—	—	—	—	—	8,259
Capital withdrawals	—	—	—	—	—	—	—	—	—	(35,134)
Deconsolidation of entities	—	—	—	—	—	—	—	—	—	(32,559)
Restricted stock awards issued	881,032	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(995,834)	—	—	—	(14,069)	—	—	—	(14,069)	—
Preferred stock dividends $0.06/share (See Note 19)	—	—	—	—	—	—	—	(1,698)	(1,698)	—
Amortization of share-based compensation	—	—	—	—	—	10,240	—	—	10,240	—
Balance, March 31, 2018	29,517,218	$324	120,750	$1	$(200,915)	$1,014,904	$(7)	$(55,520)	$758,787	$392,326

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands (unaudited)
	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$11,989	$28,009
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	4,956	3,225
Amortization of debt issuance costs	244	322
Amortization of debt discount	1,349	1,442
Noncash lease expense	(806)	—
Share-based compensation	7,817	10,241
Change in deferred taxes	2,253	7,115
Deferred rent obligations	—	(888)
Purchases of securities owned, at fair value	(299,969)	(1,943,349)
Proceeds from sales of securities owned, at fair value	389,551	2,060,263
Proceeds from sales of securities sold, not yet purchased, at fair value	439,565	1,276,205
Payments to cover securities sold, not yet purchased, at fair value	(361,290)	(1,386,253)
Proceeds from the sale of other investments	3,529	—
Net (gains) losses on securities, derivatives and other investments	(32,320)	(7,924)
Consolidated Funds
Purchases of securities owned, at fair value	(674,220)	(148,548)
Proceeds from sales of securities owned, at fair value	565,460	175,010
Purchases of other investments	(296)	(81)
Proceeds from sales of other investments	1,174	4,774
Net realized and unrealized (gains) losses on investments and other transactions	(14,309)	(18,304)
(Increase) decrease in operating assets:
Cash at deconsolidated entity	—	(3,371)
Securities owned, at fair value, held at broker-dealer	(105,939)	13,197
Receivable on derivative contracts, at fair value	3,462	34,265
Securities borrowed	(559,062)	(154,942)
Deposits with clearing organizations, brokers and banks	(19,887)	(7,403)
Receivable from brokers, dealers and clearing organizations	123,041	(54,163)
Receivable from customers, net of allowance	1,139	3,925
Fees receivable, net of allowance	(10,884)	(30,996)
Due from related parties	5,028	4,874
Other assets	(13,688)	8,062
Consolidated Funds
Cash and cash equivalents	35,995	18,322
Receivable on derivative contracts, at fair value	1,232	654
Receivable from brokers	(31,223)	1,731
Other assets	(22,456)	(58)
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	283,919	40,622
Payable for derivative contracts, at fair value	27,501	6,125
Securities loaned	437,351	6,023
Payable to brokers, dealers and clearing organizations	(54,199)	(4,532)
Payable to customers	(112,103)	60,179
Commission management payable	8,364	9,354
Compensation payable	(160,498)	(69,441)
Fees payable	(11,226)	11,183
Due to related parties	(4,561)	(26)
Accounts payable, accrued expenses and other liabilities	9,272	13,193
Consolidated Funds
Contributions received in advance	1,000	670
Payable to brokers	(9,618)	865
Payable for derivative contracts, at fair value	3,894	(5,150)
Accounts payable, accrued expenses and other liabilities	(211)	73
Net cash provided by / (used in) operating activities	(129,680)	(35,506)

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands (unaudited)
	Three Months Ended March 31,
	2019	2018
(continued)
Cash flows from investing activities:
Purchases of other investments	(5,462)	(11,475)
Purchase of business (See Note 3)	(48,581)	—
Proceeds from sales of other investments	6,337	10,271
Loans issued	—	(3,050)
Proceeds from loans held for investment	13	10
Purchase of fixed assets	(1,684)	(1,151)
Net cash provided by / (used in) investing activities	(49,377)	(5,395)
Cash flows from financing activities:
Repayments on convertible debt	(20,860)	—
Deferred debt issuance cost	—	(104)
Borrowings on notes and other debt	—	88,061
Repayments on notes and other debt	(513)	(1,475)
Purchase of treasury stock	(4,658)	(7,584)
Contingent liability payment	(1,235)	—
Capital contributions by redeemable non-controlling interests in operating entities	2,025	200
Capital withdrawals to redeemable non-controlling interests in operating entities	(696)	(513)
Consolidated Funds
Capital contributions by redeemable non-controlling interests in Consolidated Funds	159,948	8,059
Capital withdrawals to redeemable non-controlling interests in Consolidated Funds	(17,845)	(46,041)
Net cash provided by / (used in) financing activities	116,166	40,603
Change in cash and cash equivalents	(62,891)	(298)
Cash and cash equivalents, including cash collateral pledged and segregated cash, beginning of period	442,113	264,208
Cash and equivalents at end of period:
Cash and cash equivalents	235,838	117,680
Cash collateral pledged	6,420	14,786
Segregated cash	136,964	131,444
Cash and cash equivalents, including cash collateral pledged and segregated cash, end of period	$379,222	$263,910
Supplemental information
Cash paid during the year for interest	$8,822	$12,265
Cash paid during the year for taxes	$1,431	$712
Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (See Note 19)	$4,671	$4,910
Net assets (liabilities) acquired upon acquisition (net of cash)	$90,727	$—
Initial recognition of operating lease right-of-use assets	$103,694	$—
Initial recognition of operating lease liabilities	$110,505	$—
Noncash transfer of net assets from Unconsolidated Master Fund to Consolidated Fund	$97,655	$—
Common stock issuance upon close of acquisition (see Note 3)	$14,446	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

1. Organization and Business
Cowen Inc., a Delaware corporation formed in 2009, is a diversified financial services firm which, together with its consolidated subsidiaries (collectively, “Cowen,” or the “Company”), operates through its two business segments: an investment management segment and an investment bank segment. The Company's investment management segment includes advisers to investment funds (including privately placed hedge funds, real estate funds and private equity structures), managed accounts, commodity pools, and registered funds. The Company's investment bank segment offers investment banking, research, sales and trading, prime brokerage, global clearing and commission management services to companies and primarily institutional investor clients. The investment bank segment's primary target sectors ("Target Sectors") are healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, energy and transportation.
2. Significant Accounting Policies
a. Basis of Presentation
These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") as promulgated by the Financial Accounting Standards Board ("FASB") through Accounting Standards Codification (the "Accounting Standards") as the source of authoritative accounting principles in the preparation of financial statements, and include the accounts of the Company, its operating and other subsidiaries, and entities in which the Company has a controlling financial interest or a general partner interest. All material intercompany transactions and balances have been eliminated in consolidation. Certain fund entities that are consolidated in these accompanying condensed consolidated financial statements, as further discussed below, are not subject to the consolidation provisions with respect to their own controlled investments pursuant to their specialized accounting.
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
In this Form 10-Q, interest and dividends expense for the three months ended March 31, 2018 has been reclassified to be presented net of revenues on the condensed consolidated statement of operations. The Company believes that this presentation provides a better representation of the Company's operating results as it is used by management to monitor the Company's financial performance and is consistent with industry practice. The change to the presentation of interest and dividend expense has no impact on net income.
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
In accordance with these standards, the Company consolidates four investment funds for which it acts as the general partner and investment manager. As of March 31, 2019, the Company consolidated the following investment funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), and Ramius Merger Arbitrage UCITS Fund ("UCITS Fund") (each a "Consolidated Fund" and collectively the "Consolidated Funds").
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

Cowen Inc.
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
The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of March 31, 2019 and December 31, 2018, the total net assets of the consolidated VIEs were $571.2 million and $427.5 million, respectively. The increase is primarily related to other investors' subscriptions which increased overall VIEs net assets. The VIEs act as investment managers and/or investment companies that may be managed by the Company or the Company may have equity interest in those investment companies. The VIEs are financed through their operations and/or loan agreements with the Company.
As of March 31, 2019, the Company held a variable interest in Ramius Merger Master Fund Ltd ("Merger Master") (the “Unconsolidated Master Fund”) through the Consolidated Funds. As of December 31, 2018, the Company held variable interests in Ramius Enterprise Master Fund Ltd (“Enterprise Master”) and Ramius Merger Master Fund Ltd ("Merger Master") (collectively the “Unconsolidated Master Funds”) through the Consolidated Funds. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.
In the ordinary course of business, the Company also sponsors various other entities that it has determined to be VIEs. These VIEs are primarily investment funds for which the Company serves as the general partner, managing member and/or investment manager with decision-making rights.
The Company does not consolidate the Unconsolidated Master Fund(s) or real estate funds that are VIEs as it has concluded that it is not the primary beneficiary in each instance. Investment fund investors are entitled to all of their economics of these VIEs with the exception of the management fee and incentive income, if any, earned by the Company. The company has equity interests in the funds as both GP and Limited partner. In these instances the Company has concluded that the variable interests are not potentially significant to the VIE. Although the Company may advance amounts and pay certain expenses on behalf of the investment funds that it considers to be VIEs, it does not provide, nor is it required to provide, any type of substantive financial support to these entities outside of regular investment management services (see Note 6 for additional disclosures on VIEs).
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
Retention of Specialized Accounting—The Consolidated Funds and certain other consolidated companies are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these investment funds pursuant to US GAAP. The Company reports its investments on the condensed

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying condensed consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker-dealer subsidiaries, Cowen and Company, LLC ("Cowen and Company"), Cowen Execution Services LLC ("Cowen Execution") and Westminster Research Associates LLC ("Westminster"), Cowen Execution Services Limited ("Cowen Execution Ltd"), ATM Execution LLC ("ATM Execution"), Cowen International Limited ("Cowen International Ltd"), Cowen Prime Services LLC ("Cowen Prime") and Quarton Securities L.P. (subsequently renamed to Cowen Securities L.P.) ("Cowen Securities") apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP. The Company also retains specialized accounting upon consolidation.

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
The allowance for credit losses is based on the Company’s assessment of the collectability of receivables related to securities transactions, prepaid research and other receivables. The Company considers factors such as historical experience, credit quality, age of balances and current economic conditions that may affect collectability in determining the allowance for credit losses. Specifically, for prepaid research, the Company reviews clients' historical, current and forecasted trading activity in determining the allowance for credit losses. The credit loss expense related to the allowance for credit losses as well as any recoveries of amounts previously charged is reflected in other expenses in the accompanying condensed consolidated statements of operations.

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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

ii.
Real estate investments—Real estate debt and equity investments are valued at fair value. The fair value of real estate investments is estimated based on the price that would be received to sell an asset in an orderly transaction between

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

marketplace participants at the measurement date. Real estate investments without a public market are valued based on assumptions and valuation techniques used by the Company. Such valuation techniques may include discounted cash flow analysis, prevailing market capitalization rates or earnings multiples applied to earnings from the investment, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties, consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence, as well as independent external appraisals. In general, the Company considers several valuation techniques when measuring the fair value of a real estate investment. However, in certain circumstances, a single valuation technique may be appropriate. Real estate investments are reviewed on a quarterly basis by the Company for significant changes at the property level or a significant change in the overall market which would impact the value of the real estate investment resulting in unrealized appreciation or depreciation.
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
Management and incentive fees are earned as the managing member, general partner and/or investment manager to the Company's investment funds and are recognized in accordance with appropriate revenue recognition guidance (see Note 2(k)).

g.	Securities financing arrangements
Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced or received on a gross basis. The related rebates are recorded in the accompanying condensed consolidated statements of operations as interest and dividends income and interest and dividends expense. Securities borrowed transactions require the Company to deposit cash collateral with the lender. With respect to securities loaned, the Company receives cash or securities as collateral from the borrower. When the Company receives securities as collateral, and has concluded it (i) is the transferor and (ii) can pledge the securities to third parties, the Company recognizes the securities received as collateral at fair value in Securities owned, at fair value with the corresponding obligation to return the securities received as collateral at fair value in Securities sold, not yet purchased, at fair value. Securities received as collateral are not recognized when the Company either (i) is not the transferor or (ii) cannot pledge the securities to third parties. The initial collateral advanced or received approximates or is greater than the market value of securities borrowed or loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or returned, as necessary. Securities borrowed and loaned may also result in credit exposures for the Company in an event that the counterparties are unable to fulfill their contractual obligations. The Company minimizes its credit risk by continuously monitoring its credit exposure and collateral values by demanding additional or returning excess collateral in accordance with the netting provisions available in the master securities lending contracts in place with the counterparties.
Fees and interest received or paid are recorded in interest and dividends income and interest and dividends expense, respectively, on an accrual basis in the accompanying condensed consolidated statements of operations. In cases where the fair value basis of accounting is elected, any resulting change in fair value would be reported in net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations. Accrued interest income and expense are recorded in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, on an accrual basis in the accompanying condensed consolidated statements of

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

financial condition. At March 31, 2019 and December 31, 2018, the Company did not have any securities lending transactions for which fair value basis of accounting was elected.

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

Asset	Depreciable Lives	Depreciation and/or Amortization Method
Telephone and computer equipment	3-5 years	Straight-line
Computer software	3-8 years	Straight-line
Furniture and fixtures	5 years	Straight-line
Leasehold improvements	Term of Lease	Straight-line
Finance lease right-of-use asset	5 years	Straight-line

i.	Debt
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

j.	Right-of-use assets and lease liabilities
Effective January 1, 2019, the Company adopted ASC Topic 842, Leases ("ASC 842"). The new guidance increases transparency and comparability by requiring the recognition of right-of-use assets and lease liabilities on the condensed consolidated statements of financial condition. The recognition of these lease assets and lease liabilities represents a change from previous US GAAP requirements, which did not require lease assets and lease liabilities to be recognized for most leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee, have not significantly changed from previous US GAAP requirements.
Under the effective date transition method selected by the Company, leases existing at, or entered into after January 1, 2019 were required to be recognized and measured. Prior period amounts have not been adjusted and continue to be reflected in accordance with the Company’s historical Accounting Standards. In applying ASC 842, the Company made an accounting policy election not to recognize the right-of-use assets and lease liabilities relating to short term leases. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for discussions related to the Company's previous lease recognition policies. Implementation of ASC 842 included an analysis of contracts, including real estate leases and service contracts to identify embedded leases, to determine the initial recognition of right-of-use assets and lease liabilities, which required subjective assessment over the determination of the associated discount rates. ASC 842 also provided various practical expedients which were assessed to determine the ultimate impact of ASC 842 upon adoption. The standard includes a package of three practical expedients which permit the Company to not reassess (1) whether any expired or existing contracts are or contain a lease, (2) the lease classification for any expired or existing leases and (3) any initial direct costs for any existing leases as of the effective date. The Company has elected to apply the package of practical expedients, hindsight practical expedient, and land easement practical expedient.
The adoption of ASC 842 resulted in the recording of operating lease right-of-use assets of $103.7 million and operating lease liabilities of $110.5 million at January 1, 2019.
The Company determines if an arrangement is or contains a lease at inception. The Company’s operating lease arrangements are primarily for real estate and facility leases as well as office equipment. The Company has applied an accounting policy election to combine our lease and nonlease components for our real estate and facility leases. ROU assets represent the Company’s right to use the underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our variable lease payments consist of nonlease services related to the lease. Variable lease payments are excluded from the right-of-use asset and lease liabilities to the extent they are not based on consumer priced index or a market index and are recognized in the period in which the

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

obligation for those payments is incurred. As most of our leases do not provide an implicit rate and the implicit rate is not readily determinable, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Right-of-use assets also include any lease payments made and exclude lease incentives. Many of our operating lease agreements include options to extend the lease, which the Company does not include in the determination of the minimum lease term unless the options are reasonably certain to be exercised. Expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.
Please refer to Note 18 for information on the Company’s finance leases (formerly capital leases).
k.    Revenue recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), which requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company follows a five-step model to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, the Company includes variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. Significant judgments are required in the application of the five-step model including; when determining whether performance obligations are satisfied at a point in time or over time; how to allocate transaction prices where multiple performance obligations are identified; when to recognize revenue based on the appropriate measure of the Company’s progress under the contract; and whether constraints on variable consideration should be applied due to uncertain future events.
The Company's principle sources of revenue are derived from two segments: an investment management segment and an investment bank segment, as more fully described below. Revenue from contracts with customers includes management fees, incentive, investment banking revenue, brokerage services revenue excluding principal transactions from investment management and investment banking services. ASC Topic 606 does not apply to revenue associated with financial instruments, interest income and expense, leasing and insurance contracts. The following is a description of principal activities, separated by reportable segments, from which the Company generates its revenue. For more detailed information about reportable segments, see Note 22.
Investment Management
Our investment management segment generates revenue through three principle sources: management fees, incentive income and investment income from the Company's own capital. Investment income is excluded from ASC Topic 606.
Management fees
The Company earns management fees from investment funds and certain managed accounts for which it serves as the investment manager; such fees earned are typically based on committed and invested capital. The Company has determined that the primary drivers of management fees are committed and invested capital relating to private equity funds. The management fees are earned as the investment management services are provided and are not subject to reversals. The performance obligation related to the transfer of these services is satisfied over time because the customer is receiving and consuming the benefits as they are provided by the Company.
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
Management fees are generally paid on a quarterly basis and are prorated for capital inflows (or commitments) and redemptions (or distributions) and are recognized as revenue at that time as they relate specifically to the services provided in that period, which are distinct from the services provided in other periods. While some investors may have separately negotiated fees, in general the management fees are as follows:

•
Hedge Funds. Management fees for the Company's hedge funds are generally charged at an annual rate of up to 2% of utilized invested capital, committed capital or notional trading level. Management fees are generally calculated monthly at the end of each month.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

•
Cowen Trading Strategies. Advisory fees for the Company's collateral management advisory business are typically paid quarterly based on utilized invested capital or committed capital, generally subject to a minimum fee.

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
In relation to ASC Topic 606, the Company applies an accounting policy election to recognize incentive income allocated to the Company under an equity ownership model as net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations. The Company previously recognized these amounts as incentive income.  Under the equity method of accounting the Company recognizes its allocations of incentive income or carried interest within net gains (losses) along with the allocations proportionate to the Company’s ownership interests in the investment funds.
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
Generally, incentive income or carried interest is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain private equity structures, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis.  These private equity structures are generally subject to a potential clawback of these incentive fees upon the liquidation of the private equity structure if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income or carried interest in the HealthCare Royalty Partners investment funds is generally earned only after investors receive a full return of their capital plus a preferred return. The Company recognizes incentive income at the end of the performance period.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Investment Bank
Investment Banking
The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from public and private small- and mid-capitalization companies within the Company's Target Sectors.
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

•
Expense reimbursements from clients.  Investment banking revenue includes expense reimbursements for transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction.  Expense reimbursements associated with investment banking engagements are recognized in revenue at the point in time when the Company is contractually entitled to reimbursement. The related expenses are presented gross within their respective expense category in the accompanying condensed consolidated statements of operations.

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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

•
Principal transactions. Principal transactions revenue includes net trading gains and losses from the Company's market-making activities in over-the-counter equity and fixed income securities, trading of convertible securities, and trading gains and losses on inventory and other Company positions, which include securities previously received as part of investment banking transactions. In certain cases, the Company provides liquidity to clients by buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a very short duration.

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
Revenue from contracts with customers
For the three months ended March 31, 2019 and 2018, the following table presents revenues from contracts with customers disaggregated by fee type.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31,
	2019	2018
Revenue from contracts with customers	(dollars in thousands)
Investment Banking
Underwriting fees	$48,036	$71,767
Strategic/financial advisory fees	20,544	14,360
Placement and sales agent fees	9,498	11,861
Expense reimbursements from clients	2,028	—
Total Investment Banking Revenue	80,106	97,988
Brokerage
Commissions	87,359	94,692
Trade conversion revenue	4,106	3,522
Equity and credit research fees	3,590	3,839
Total Brokerage Revenue from Customers	95,055	102,053
Management Fees	7,141	7,417
Incentive Income	15	16
Total revenue from contracts with customers	$182,317	$207,474
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
l.    Recent pronouncements
Recently adopted
In 2018, the FASB issued guidance related to the Tax Cuts and Jobs Act of 2017 (“TCJ Act”) for the optional reclassification of the residual tax effects, arising from the change in corporate tax rate, in accumulated other comprehensive loss to retained earnings. The reclassification is the difference between the amount previously recorded in other comprehensive income at the historical U.S. federal tax rate that remains in accumulated other comprehensive loss at the time the TCJ Act was effective and the amount that would have been recorded using the newly enacted rate. This guidance became effective during the first quarter of 2019; however, we did not elect to make the optional reclassification.
In 2018, the FASB issued final guidance aligning the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date, which may lower their cost and reduce volatility in the income statement. The guidance became effective during the first quarter of 2019 and impacted the Company’s

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

recognition and measurement of the retention bonus pool established in connection with the Company’s acquisition of Quarton International AG, which include share based payment to employees and nonemployees. Please refer to Note 3 for more information.
In 2017, the FASB issued guidance to amend the amortization period for certain purchased callable debt securities held at a premium. Under prior guidance, entities generally amortized the premium as an adjustment of yield over the contractual life of the instrument. The new guidance shortened the amortization period for the premium to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This guidance became effective during the first quarter of 2019; however, the guidance did not have an impact on our financials as we do not have investments in callable debt securities measured on an amortized cost basis.
In 2016, the FASB issued guidance that amends and supersedes its previous guidance regarding leases. The new guidance requires the lessee to recognize the right to use lease assets and lease liabilities that arise from leases greater than one year, and present them in its statement of financial condition. The guidance became effective during the first quarter of 2019. Please refer to Note 2j for more information.
Recently issued
In October 2018, the FASB issued guidance that made targeted changes to the related party consolidation guidance.  The new guidance changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity will consider indirect interests held through related parties under common control on a proportionate basis under the new guidance, rather than in their entirety, as has been the case under current guidance. The guidance is effective in annual periods beginning after December 15, 2019 and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact of the new guidance and does not expect this guidance to have a material impact on its consolidated statements of financial condition or its consolidated statements of operations.
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
In June 2016, the FASB issued guidance that impacts the impairment model for certain financial assets measured at amortized cost by requiring a current expected credit loss (“CECL”) methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. CECL will replace the loss model currently applicable to loans, held to maturity securities and other receivables carried at amortized cost. The guidance also eliminates the concept of other-than-temporary impairment for available-for-sale securities. Impairments on available-for-sale securities will be required to be recognized in earnings through an allowance, when the fair value is less than amortized cost and a credit loss exists or the

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

securities are expected to be sold before recovery of amortized cost. Under the accounting update, there may be an ability to determine there are no expected credit losses in certain circumstances, e.g., based on collateral arrangements for lending and financing transactions or based on the credit quality of the borrower or issuer. For public business entities, the guidance is effective for reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements and does not expect this guidance to have a material impact.
3. Acquisition
On January 2, 2019 (the "Acquisition Date"), the Company, together with its indirect wholly owned subsidiaries, Cowen International Ltd and Cowen QN Acquisition LLC, completed its previously announced acquisition (the "Acquisition") of Quarton International AG through the acquisition of all of the outstanding equity interest of Quarton International AG’s affiliated combining companies, Quarton Management AG, Quarton International Europe AG, Quarton Partners, LLC and Quarton Securities GP, LLC (which owns a U.S. Securities Exchange Commission ("SEC") registered broker-dealer that was subsequently renamed to Cowen Securities LP), comprising the U.S. and European operations of the acquired combining companies (collectively "Quarton"). Quarton is a group of leading global financial advisory companies serving the middle market. Quarton's operations were primarily conducted through eight entities based in the United States, Switzerland, and Germany.
The acquisition was accounted for under the acquisition method of accounting in accordance with US GAAP. As such, results of operations for Quarton are included in the accompanying condensed consolidated statements of operations since the date of acquisition, and the assets acquired and liabilities assumed were recorded at their fair value as of the acquisition date. Subsequent to the acquisition, the operations of Quarton were integrated within the Company's existing businesses.
The aggregate estimated purchase price of the Acquisition was $103.0 million. On the Acquisition Date the Company paid upfront consideration of $75.3 million subject to certain net working capital and other customary adjustments, with additional maximum contingent consideration of $40.0 million that will become payable dependent on the achievement of certain milestones by Quarton in each of the first four years (five years if certain conditions are met) following the Acquisition Date subject to a $10 million maximum in each year and a $40.0 million cumulative maximum. The Company estimated the contingent consideration at $27.7 million using the Monte Carlo valuation model which requires the Company to make estimates and assumptions regarding the future cash flows and profits. The contingent consideration liability is included within accounts payable, accrued expenses and other liabilities on the condensed consolidated statements of financial condition. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. A portion of the preliminary purchase price was deposited into escrow, in the amount of $0.6 million, as a reserve for any future claims against the sellers of Quarton.  All consideration, including the upfront consideration and contingent consideration, consists of a combination of 80% cash and 20% shares of the Company’s Class A common stock. Shares issued on the Acquisition Date of 1,033,350 were valued based on the 30-trading day volume-weighted average price per share of $14.52 as of December 31, 2018. The fair value of the shares of Class A common stock issued was determined on the basis of the closing market price of the Company’s shares on the Acquisition Date. Any shares of Class A common stock issued in connection with any such contingent payments will be valued based on the 30-trading day volume-weighted average price per share as of the day immediately prior to the date on which such shares are to be issued. In addition, Quarton and the Company have established a retention bonus pool, for Quarton employees that remain employed at the end of each year there is a contingent payment which will be settled in a combination of 80% cash and 20% shares of the Company’s Class A common stock based on Quarton meeting certain economic performance hurdles. The bonus pool has an aggregate maximum of $10.0 million over a five-year period with $2.5 million maximum in each year. The Company is recognizing the retention bonus over each contingent payment period based upon the Company’s revenue projections for Quarton.
The table below summarizes the preliminary purchase price allocation of net tangible and intangible assets acquired and liabilities assumed as of January 2, 2019:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(dollars in thousands)
Cash and cash equivalents	$12,236
Fees receivable	7,269
Fixed assets	1,085
Operating lease right-of-use assets	3,200
Intangible assets	22,200
Other assets	667
Compensation payable	(637)
Operating lease liabilities	(3,200)
Due to related parties	(4,750)
Accounts payable, accrued expenses and other liabilities	(16,257)
Total identifiable net assets acquired and liabilities assumed	21,813
Goodwill	81,150
Total estimated purchase price	$102,963
As of the acquisition date, the estimated fair value of the Company's intangible assets, as acquired through the Acquisition, was $22.2 million. The allocation of the intangible assets is shown within the following table:

	Estimated intangible assets acquired	Estimated average remaining useful lives
	(dollars in thousands)	(in years)
Intangible asset class
Trade name	$900	3
Customer relationships	7,100	4
Backlog	12,600	2
Proprietary software	1,600	3
Total intangible assets	$22,200
Amortization expense for the three months ended March 31, 2019 was $2.2 million and is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The estimated amortization expense related to these intangible assets in future periods is as follows:

(dollars in thousands)
2019	$6,681
2020	8,908
2021	2,608
2022	1,775
2023	—
Thereafter	—
$19,972
In addition to the purchase price consideration, for the three months ended March 31, 2019, the Company has incurred acquisition related expenses of $1.1 million including financial advisory, legal and valuation services, which are included in professional, advisory and other fees in the accompanying condensed consolidated statements of operations.
Included in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2019 are revenues of $5.3 million and net income of $1.6 million related to the results of operations of Quarton.
Subsequent to the acquisition, Quarton's businesses were integrated within the investment bank businesses of the Company and therefore they are included within their respective line items in the accompanying condensed consolidated statements of operations. The following table provides supplemental pro forma financial information for the three months ended March 31, 2018, as if the acquisition were completed as of January 1, 2018. This unaudited supplemental pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's financial results would have been had the acquisition been completed on January 1, 2018, nor does it purport to be indicative of any future results.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2018
(dollars in thousands, except per share data)
Revenues	$236,337
Net income (loss) attributable to Cowen Inc. common stockholders	16,418

Net income (loss) per common share:
Basic	$0.54
Diluted	0.52
4. Cash Collateral Pledged
As of March 31, 2019 and December 31, 2018, the Company pledged cash collateral in the amount of $5.2 million and $5.3 million, respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston, Stamford and San Francisco. The Company also has pledged collateral for reinsurance agreements which amounted to $1.2 million, as of March 31, 2019, and $1.0 million, as of December 31, 2018, which is anticipated to be due March 2021 (see Note 18).
5. Segregated Cash
As of March 31, 2019 and December 31, 2018, cash segregated in compliance with federal regulations and other restricted deposits of $137.0 million and $176.6 million, respectively, consisted of cash deposited in Special Reserve Accounts for the exclusive benefit of customers under SEC Rule 15c3-3 and cash held in accounts designated as Special Reserve Bank Accounts for Proprietary Accounts of Broker-Dealers ("PAB").
6. Investments of Operating Entities and Consolidated Funds

a.	Operating Entities
Securities owned, at fair value
Securities owned, at fair value are held by the Company and are considered held for trading. Substantially all equity securities, which are not part of the Company's self-clearing securities finance activities, are pledged to external clearing brokers under terms which permit the external clearing broker to sell or re-pledge the securities to others subject to certain limitations.
As of March 31, 2019 and December 31, 2018, securities owned, at fair value consisted of the following:

	As of March 31, 2019	As of December 31, 2018
	(dollars in thousands)
Common stock (b)	$428,952	$472,299
Preferred stock (b)	11,707	5,617
Warrants and rights (b)	6,787	7,990
Government bonds (a)	93,176	13,398
Corporate bonds (d)	12,012	13,041
Convertible bonds (c)	5,000	3,000
Trade claims	5,487	5,543
	$563,121	$520,888

(a)
As of March 31, 2019, maturities range from April 2019 to February 2041 with an interest rate of 0% to 6.50%. As of December 31, 2018, maturities ranged from April 2019 to August 2019 with an interest rate of 0%.

(b)
The Company has elected the fair value option for investments in securities of preferred and common stock with a fair value of $2.9 million and $3.1 million, respectively, at March 31, 2019 and $2.9 million and $7.1 million, respectively, at December 31, 2018. At December 31, 2018, the Company elected the fair value option for investments in warrants and rights with a fair value of $1.1 million.

(c)	As of March 31, 2019, maturities range from June 2020 to March 2022 with an interest rate of 8%. As of December 31, 2018, the maturity was June 2020 with an interest rate of 8%.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(d)
As of March 31, 2019, maturities ranged from April 2019 to March 2026 and interest rates ranged from 0% to 15.5%. As of December 31, 2018, maturities ranged from April 2019 to April 2049 and interest rates ranged from 2% to 15.50%.

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
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of March 31, 2019		As of December 31, 2018
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$—	$—	$42,288	$334
Currency forwards	$99,791	543	$395	1
Swaps	$141,108	1,915	$13,702	917
Options other (a)	325,571	18,971	654,506	23,130
Pay to hold	$—	234	$—	743
		$21,663		$25,125
(a) Includes index, equity, commodity future and cash conversion options.

Payable for derivative contracts	As of March 31, 2019		As of December 31, 2018
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$12,464	$307	$—	$—
Currency forwards	$6,273	81	$96,406	709
Swaps	$41,031	3,183	$52,905	2,162
Options other (a)	140,452	40,012	90,730	13,211
		$43,583		$16,082
(a) Includes index, equity, commodity future and cash conversion options.
The following tables present the gross and net derivative positions and the related offsetting amount, as of March 31, 2019 and December 31, 2018. This table does not include the impact of over-collateralization.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

				Gross amounts not offset in the Condensed Consolidated Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of March 31, 2019
Receivable on derivative contracts, at fair value	$21,663	$—	$21,663	$—	$2,691	$18,972
Payable for derivative contracts, at fair value	43,583	—	43,583	—	3,264	40,319

As of December 31, 2018
Receivable on derivative contracts, at fair value	$25,125	$—	$25,125	$—	$1,662	$23,463
Payable for derivative contracts, at fair value	16,082	—	16,082	—	2,871	13,211

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of collateral held or posted.
The realized and unrealized gains/(losses) related to derivatives trading activities were $(2.2) million and $7.9 million for the three months ended March 31, 2019 and 2018, respectively, and are included in other income in the accompanying condensed consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, except for the cash convertible note hedge (see Note 18), exchange traded derivatives, and certain options, the Company is required to post/receive collateral. As of March 31, 2019 and December 31, 2018, collateral consisting of $6.7 million and $11.2 million of cash is included in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, on the accompanying condensed consolidated statements of financial condition. As of March 31, 2019 and December 31, 2018, all derivative contracts were with multiple major financial institutions.
Other investments
As of March 31, 2019 and December 31, 2018, other investments included the following:

	As of March 31, 2019	As of December 31, 2018
	(dollars in thousands)
Portfolio Funds, at fair value (1)	$145,566	$141,236
Equity method investments (2)	54,566	40,171
	$200,132	$181,407

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(1) Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of March 31, 2019 and December 31, 2018, included the following:

	As of March 31, 2019	As of December 31, 2018
	(dollars in thousands)
Starboard Value and Opportunity Fund LP (c)(*)	$36,270	$32,579
Formation8 Partners Fund I, L.P. (f)	33,613	34,099
RCG Longview Debt Fund V, L.P. (g)(*)	2,667	4,394
RCG Longview II LP (g) (*)	4,431	4,400
Cowen Healthcare Investments II LP (j) (*)	23,941	21,717
Eclipse Ventures Fund I, L.P. (b)	4,469	4,412
HealthCare Royalty Partners LP (a)(*)	1,825	1,833
Lagunita Biosciences, LLC (d)	4,080	3,833
RCG IO Renergys Sarl (j) (*)	6,329	6,369
Starboard Leaders Fund LP (e)(*)	1,424	1,230
Eclipse SPV I, LP (k)(*)	1,447	1,447
RCG Longview Equity Fund, LP (g) (*)	797	802
RCG Longview Debt Fund VI, LP (g) (*)	1,614	1,586
RCG Park Liberty GP Member LLC (g) (*)	1,129	1,023
HealthCare Royalty Partners II LP (a)(*)	1,106	1,037
RCGL PE MPA, LLC (g)(*)	618	618
RCG LPP2 PNW5 Co-Invest, L.P. (h)(*)	12	296
Other private investment (l)(*)	15,723	15,898
Other affiliated funds (m)(*)	4,071	3,663
	$145,566	$141,236
* These Portfolio Funds are affiliates of the Company.
The Company has no unfunded commitments regarding the Portfolio Funds held by the Company except as noted in Note 17.

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
Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 1% to 56%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in RCG Longview Partners II, LLC and 40% in Surf House Ocean Views Holdings, LLC (which is a joint venture in a real estate development project). The operating agreement that governs the management of day-to-day operations and affairs of these entities stipulates that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these entities requires the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current Accounting Standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments are the investments in (a) HealthCare Royalty Partners General Partners and (b) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of several activist investment funds and related managed accounts. As part of its equity method investment in operating companies, the Company incurs certain expenses on behalf of its equity method investees. These expenses reflect direct and indirect costs associated with the respective business and are included in their respective line items in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2019 and 2018, the Company incurred $2.7 million and $1.9 million, of these costs, respectively. The Company recorded no impairment charges in relation to its equity method investments for the three months ended March 31, 2019 and 2018.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes equity method investments held by the Company:

	As of March 31, 2019	As of December 31, 2018
	(dollars in thousands)
Surf House Ocean Views Holdings, LLC	$8,493	$7,589
Starboard Value LP	26,240	12,699
RCG Longview Debt Fund V Partners, LLC	10,362	11,000
RCG Longview Management, LLC	1,167	1,167
RCG Longview Debt Fund VI Partners LLC	1,425	1,254
HealthCare Royalty GP, LLC	149	149
HealthCare Royalty GP II, LLC	187	176
RCG Longview Debt Fund IV Management, LLC	331	331
HealthCare Royalty GP III, LLC	1,645	1,573
Triartisan ES Partners LLC	1,026	1,500
Triartisan PFC Partners LLC	1,000	—
RCG Kennedy House, LLC	131	131
RCG Longview Equity Management, LLC	110	114
RCG LPP II GP, LLC	94	272
RCG Park Liberty GP Member Manager, LLC	1,248	1,248
Other	958	968
	$54,566	$40,171
For the period ended March 31, 2019, several equity method investments have met the significance criteria as defined under Regulation S-X Rule 4-08(g) of the SEC guidance ("Reg S-X 4-08(g)"). For the three months ended March 31, 2018 and for the period ended December 31, 2018, no equity method investments have met the significance criteria as defined under Reg S-X 4-08(g). As such, the Company is presenting the following summarized financial information:

As of March 31, 2019
(dollars in thousands)
Assets
Cash	$3,261
Performance & management fee receivable	73,336
Investments	715,831
Liabilities	20,900
Equity	$771,528

Three Months Ended March 31, 2019
(dollars in thousands)
Revenues	$68,579
Expenses	(18,210)
Net realized and unrealized gains (losses)	89,560
Net Income	$139,929
As of March 31, 2019 and December 31, 2018, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in such fund. This obligation is due to a change in unrealized value of the real estate fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective real estate fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.5 million and $6.5 million as of March 31, 2019 and December 31, 2018, respectively.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company's income (loss) from equity method investments was $16.3 million and $3.9 million for the three months ended March 31, 2019 and 2018, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations.
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying condensed consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of March 31, 2019 and December 31, 2018, securities sold, not yet purchased, at fair value consisted of the following:

	As of March 31, 2019	As of December 31, 2018
	(dollars in thousands)

Common stock	$463,319	$194,305
Corporate bonds (a)	3,207	750
Government bonds (b)	84,459	—
Preferred stock	3,959	199
Warrants and rights	19,242	53
	$574,186	$195,307

(a)
As of March 31, 2019, the maturities ranged from October 2019 to April 2037 with interest rates ranged from 5.38% to 14.00%. As of December 31, 2018, the maturities ranged from October 2022 to January 2034 with interest rates ranged from 2.25% to 9.38%.

(b)	As of March 31, 2019, the maturities ranged from October 2019 to February 2041 with interest rates ranged from 5.38% to 8.25%.
Securities lending and borrowing transactions
The following tables present the contractual gross and net securities borrowing and lending agreements and the related offsetting amount as of March 31, 2019 and December 31, 2018.

				Gross amounts not offset on the Condensed Consolidated Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Additional Amounts Available	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of March 31, 2019
Securities borrowed	$966,857	$—	$966,857	$—	$957,787	$—	$9,070
Securities loaned	852,203	—	852,203	—	858,175	—	(5,972)

As of December 31, 2018
Securities borrowed	$407,795	$—	$407,795	$—	$383,593	$—	$24,202
Securities loaned	414,852	—	414,852	—	391,310	—	23,542

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of cash collateral held/posted.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged as of March 31, 2019 and December 31, 2018:

	Open and Overnight	Up to 30 days	31 - 90 days	Greater than 90 days	Total
	(dollars in thousands)
As of March 31, 2019
Securities loaned
Common stock	$710,449	$—	$—	$—	$710,449
Corporate bonds	70,565	—	—	—	70,565
Government bonds	71,189	—	—	—	71,189
Securities sold, not yet purchased, at fair value - obligation to return securities received as collateral
Common stock	79,778	—	—	—	79,778
As of December 31, 2018
Securities loaned
Common stock	$414,852	$—	$—	$—	$414,852
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $5.4 billion and $282.0 million as of March 31, 2019 and $5.1 billion and $157.6 million as of December 31, 2018, respectively. The carrying value of the Company's exposure to loss for these variable interest entities as of March 31, 2019 was $231.6 million, and as of December 31, 2018 was $301.4 million, all of which is included in other investments, at fair value in the accompanying condensed consolidated statements of financial condition. The exposure to loss primarily relates to the Consolidated Funds' investment in their Unconsolidated Master Funds and the Company's investment in unconsolidated investment companies. Additionally, the Company’s maximum exposure to loss for the variable interest entities noted above as of March 31, 2019 and December 31, 2018, was $263.3 million and $332.4 million, respectively.  The maximum exposure to loss often differs from the carrying value of exposure to loss of the variable interests. The maximum exposure to loss is dependent on the nature of the variable interests in the VIEs and is limited to the notional amounts of certain commitments and guarantees.

b.	Consolidated Funds
Securities owned, at fair value
As of March 31, 2019 and 2018, securities owned, at fair value, held by the Consolidated Funds consisted of the following:

	As of March 31, 2019	As of December 31, 2018

	(dollars in thousands)
Preferred stock	$24,322	$24,314
Common stock	178,701	95,565
Government bonds (a)	47,034	38,377
Corporate bonds (b)	54,035	24,098
Warrants and rights	4,708	5,279
	$308,800	$187,633

(a)
As of March 31, 2019, maturities ranged from April 2019 to May 2019 and interest rates were 0%. As of December 31, 2018, maturities ranged from January 2019 to April 2019 and interest rates ranged from 0%.

(b)
As of March 31, 2019, maturities ranged from December 2019 to March 2026 and interest rates ranged from 4.90% to 19.00%. As of December 31, 2018, maturities ranged from August 2020 to March 2026 and interest rates ranged from 5.88% to 7.63%.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Receivable on derivative contracts
As of March 31, 2019 and December 31, 2018, receivable on derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of March 31, 2019	As of December 31, 2018
	(dollars in thousands)
Currency forwards	$25	$186
Equity swaps	1,196	2,477
Options	1,963	1,753
	$3,184	$4,416
Payable for derivative contracts
As of March 31, 2019 and December 31, 2018, payable for derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of March 31, 2019	As of December 31, 2018
	(dollars in thousands)
Currency forwards	$1,327	$96
Equity swaps	3,921	713
Options	309	854
	$5,557	$1,663
Other investments, at fair value
Investments in Portfolio Funds, at fair value
As of March 31, 2019 and December 31, 2018, investments in Portfolio Funds, at fair value, included the following:

	As of March 31, 2019	As of December 31, 2018
	(dollars in thousands)
Investments of Enterprise LP	$95,414	$97,656
Investments of Merger Fund	91,432	88,739
	$186,846	$186,395
Consolidated portfolio fund investments of Enterprise LP
On May 12, 2010, the Company announced its intention to close Enterprise Master. Enterprise LP operated under a “master-feeder” structure up until January 1, 2019, when Enterprise Master distributed its capital to each feeder and was liquidated. As of March 31, 2019, the consolidated investments in Portfolio Funds include Enterprise LP's investment in RCG Special Opportunities Fund, Ltd which is a portfolio fund that invests in a limited number of private equity investment directly as well as through affiliated portfolio funds. As of December 31, 2018, the consolidated investments in Portfolio Funds included Enterprise LP's investment of $97.7 million in Enterprise Master. Prior to liquidation, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. There are no unfunded commitments at Enterprise LP.
Consolidated portfolio fund investments of Merger Fund
The Merger Fund operates under a “master-feeder” structure, whereby Ramius Merger Master Ltd.'s ("Merger Master") shareholders are Merger Fund and Ramius Merger Fund Ltd. The consolidated investments in Portfolio Funds include Merger Fund's investment of $91.4 million and $88.7 million in Merger Master as of March 31, 2019 and December 31, 2018, respectively. The Merger Master’s investment objective is to achieve consistent absolute returns while emphasizing the preservation of investor capital. The Merger Master seeks to achieve these objectives by taking a fundamental, research-driven

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

approach to investing, primarily in the securities of issuers engaged in, or subject to, announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master invests in the securities of one or more issuers engaged in or subject to such extraordinary corporate transactions. Merger Master typically seeks to derive a profit by realizing the price differential, or “spread,” between the market price of securities purchased or sold short and the market price or value of securities realized in connection with the completion or termination of the extraordinary corporate transaction, or in connection with the adjustment of market prices in anticipation thereof, while seeking to minimize the market risk associated with the aforementioned investment activities. Merger Master will, depending on market conditions, generally focus the majority of its investment program on announced transactions. If the investment manager of Merger Master considers it necessary, it may either alone or as part of a group, also initiate shareholder actions seeking to maximize value. Such shareholder actions may include, but are not limited to, re-orienting management’s focus or initiating the sale of the company (or one or more of its divisions) to a third party. There are no unfunded commitments at Merger Fund.
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of March 31, 2019 and December 31, 2018, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There was one indirect concentration that exceeded 5% of the Company's equity as of March 31, 2019 and one at December 31, 2018.
Through its investments in a Consolidated Fund and combined with direct Company investments, the Company maintained exposure to a particular investment which accounted for 5% or more of the Company's equity.

	Investment's percentage of the Company's equity
	Issuer	Security Type	Country	Industry	Percentage of Equity	Market Value
						(dollars in thousands)
As of March 31, 2019	Linkem	Equity	Italy	Wireless Broadband	8.08%	$65,842
As of December 31, 2018	Linkem	Equity	Italy	Wireless Broadband	8.36%	$66,439
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master and Merger Master
At December 31, 2018, Enterprise LP's investment in Enterprise Master represented Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. Merger Fund's investment in Merger Master represents Merger Fund's proportionate share of Merger Master's net assets; as a result, the investment balances of Merger Master reflected below may exceed the net investment which Merger Fund has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master and Merger Master as of March 31, 2019 and December 31, 2018:
Securities owned by Enterprise Master, at fair value

As of December 31, 2018
(dollars in thousands)
Common stock	$469
$469
Portfolio Funds, owned by Enterprise Master, at fair value

		As of December 31, 2018
	Strategy	(dollars in thousands)
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	$111,548
Other Private Investments	Various	846
		$112,394

*	Affiliates of the Company.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Merger Master
As of March 31, 2019, Merger Master held common stock and corporate bonds of $249.7 million and $74.2 million, respectively, and common stock, sold not yet purchased, of $104.2 million. As of December 31, 2018, Merger Master held common stock, securities owned, and corporate bonds of $162.8 million and $116.5 million and common stock, sold not yet purchased, of $9.6 million, respectively.
Receivable on derivative contracts, at fair value, owned by Merger Master

	As of March 31, 2019	As of December 31, 2018

Description	(dollars in thousands)
Options	$1,973	$3,450
Equity swaps	219	5,320
	$2,192	$8,770
Payable for derivative contracts, at fair value, owned by Merger Master

	As of March 31, 2019	As of December 31, 2018
Description	(dollars in thousands)
Options	$287	$1,430
Currency forwards	22,523	270
Equity swaps	1,547	28
	$24,357	$1,728
7. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of March 31, 2019 and December 31, 2018:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Assets at Fair Value as of March 31, 2019
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned, at fair value
Government bonds	$13,398	$79,778	$—	$93,176
Preferred stock	4,550	—	7,157	11,707
Common stock	421,177	2,824	4,951	428,952
Convertible bonds	—	—	5,000	5,000
Corporate bonds	—	11,751	261	12,012
Trade claims	—	—	5,487	5,487
Warrants and rights	6,333	—	454	6,787
Receivable on derivative contracts, at fair value
Currency forwards	—	543	—	543
Swaps	—	1,915	—	1,915
Options	18,971	—	—	18,971
Pay to hold	—	234	—	234
Consolidated Funds
Securities owned, at fair value
Government bonds	47,034	—	—	47,034
Preferred stock	—	—	24,322	24,322
Common stock	177,684	—	1,017	178,701
Corporate bonds	—	54,035	—	54,035
Warrants and rights	—	—	4,708	4,708
Receivable on derivative contracts, at fair value
Currency forwards	—	25	—	25
Equity swaps	—	1,196	—	1,196
Options	1,963	—	—	1,963
	$691,110	$152,301	$53,357	$896,768
Percentage of total assets measured at fair value on a recurring basis	77.1%	17.0%	5.9%
Portfolio Funds measured at net asset value (a)				145,566
Consolidated Funds' Portfolio Funds measured at net asset value (a)				186,846
Equity method investments				54,566
Total investments				$1,283,746

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of March 31, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased, at fair value
Government bonds	$—	$84,459	$—	$84,459
Common stock	463,319	—	—	463,319
Corporate bonds	—	3,207	—	3,207
Preferred stock	3,959	—	—	3,959
Warrants and rights	19,242	—	—	19,242
Payable for derivative contracts, at fair value
Futures	307	—	—	307
Currency forwards	—	81	—	81
Swaps	—	3,183	—	3,183
Options	38,279	—	1,733	40,012
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	29,536	29,536
Consolidated Funds
Payable for derivative contracts, at fair value
Currency forwards	—	1,327	—	1,327
Options	309	—	—	309
Equity swaps	—	3,921	—	3,921
	$525,415	$96,178	$31,269	$652,862
Percentage of total liabilities measured at fair value	80.5%	14.7%	4.8%
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
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during the second quarter of 2016 and the first quarter of 2019, the Company is required to pay to the sellers a portion of future net income and/or revenues of the acquired businesses, if certain targets are achieved through the periods ended December 2019 and December 2023, respectively. For the acquisition that closed during 2016, the Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. For the acquisition that closed during 2019, the Company estimated the contingent consideration liability using the present value of the monte carlo simulated revenue. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of March 31, 2019 can range from $1.6 million to $40.0 million.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned, at fair value
Government bonds	$13,398	$—	$—	$13,398
Preferred stock	449	—	5,168	5,617
Common stock	459,601	2,848	9,850	472,299
Convertible bonds	—	—	3,000	3,000
Corporate bonds	—	13,041	—	13,041
Trade claims	—	—	5,543	5,543
Warrants and rights	6,324	—	1,666	7,990
Receivable on derivative contracts, at fair value
Futures	334	—	—	334
Currency forwards	—	1	—	1
Swaps	—	917	—	917
Options	23,130	—	—	23,130
Pay to hold	—	743	—	743
Consolidated Funds
Securities owned, at fair value
Government bonds	38,377	—	—	38,377
Preferred stock	—	—	24,314	24,314
Common stock	95,471	—	94	95,565
Corporate bonds	—	24,098	—	24,098
Warrants and rights	—	—	5,279	5,279
Receivable on derivative contracts, at fair value
Currency forwards	—	186	—	186
Equity swaps	—	2,477	—	2,477
Options	1,753	—	—	1,753
	$638,837	$44,311	$54,914	$738,062
Percentage of total assets measured at fair value on a recurring basis	86.6%	6.0%	7.4%
Portfolio Funds measured at net asset value (a)				141,236
Consolidated Funds' Portfolio Funds measured at net asset value (a)				186,395
Equity method investments				40,171
Total investments				$1,105,864

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased, at fair value
Common stock	$194,305	$—	$—	$194,305
Corporate bonds	—	750	—	750
Preferred stock	199	—	—	199
Warrants and rights	53	—	—	53
Payable for derivative contracts, at fair value
Currency forwards	—	709	—	709
Swaps	—	2,162	—	2,162
Options	11,115	—	2,096	13,211
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	3,070	3,070
Consolidated Funds
Payable for derivative contracts, at fair value
Currency forwards	—	96	—	96
Options	854	—	—	854
Equity swaps	—	713	—	713
	$206,526	$4,430	$5,166	$216,122
Percentage of total liabilities measured at fair value	95.6%	2.0%	2.4%
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
(b) In accordance with the terms of the purchase agreements for the acquisition that closed during the second quarter of 2016, the Company is required to pay to the sellers a portion of future net income and/or revenues of the acquired business, if certain targets are achieved through the periods ended December 2020. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of December 31, 2018 can range from $2.8 million to $3.4 million.
The following table includes a roll forward of the amounts for the three months ended March 31, 2019 and 2018 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2019
	Balance at December 31, 2018	Transfers in	Transfers out	Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at March 31, 2019	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$5,168	$—	$—	$2,000	$—	$(11)	$7,157	$(11)
Common stock	9,850	—	—	1,262	(5,952)	(209)	4,951	(7)
Convertible bonds	3,000	—	—	5,000	(3,000)	—	5,000	—
Corporate bond	—	—	—	261	—	—	261	—
Options, liability	2,096	—	—	—	(4)	(359)	1,733	(359)
Warrants and rights	1,666	—	—	—	(116)	(1,096)	454	(109)
Trade claims	5,543	—	—	—	(56)	—	5,487	—
Contingent consideration liability	3,070	—	—	27,700	(1,234)	—	29,536	—
Consolidated Funds
Preferred stock	24,314	—	—	—	—	8	24,322	8
Common stock	94	—	—	407	—	516	1,017	516
Warrants and rights	5,279	—	—	(1,088)	—	517	4,708	(570)

	Three Months Ended March 31, 2018
	Balance at December 31, 2017	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at March 31, 2018	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$8,115	$—	$—		$1,415	$(478)	$(235)	$8,817	$486
Common stock	7,570	—	—		310	(133)	(347)	7,400	412
Convertible bonds	282	—	—		—	(307)	25	—	—
Options, asset	1,455	—	—		—	(1,455)	—	—	—
Options, liability	22,401	—	—		—	—	(1,006)	21,395	(1,006)
Warrants and rights	2,517	—	—		—	—	(815)	1,702	510
Trade claim	5,950	—	—		—	—	5	5,955	5
Lehman claim	301	—	—		—	—	11	312	12
Contingent consideration liability	3,440	—	—		—	—	—	3,440	—
Consolidated Funds
Preferred stock	50,445	—	(38,552)	(a)	—	—	—	11,893	—
Common stock	50	—	—		—	—	—	50	—
Warrants and rights	3,568	—	(20)	(a)	—	—	1,706	5,254	1,706
(1) Unrealized gains/losses are reported in other income (loss) in the accompanying condensed consolidated statements of operations.
(a) The Company deconsolidated an investment fund.
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
During the three months ended March 31, 2019 and 2018, there were no transfers between level 1 and level 2 assets and liabilities.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table includes quantitative information as of March 31, 2019 and December 31, 2018 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2019	Valuation Techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$320	Discounted cash flows	Discount rate	8%
Trade claims	25	Discounted cash flows	Discount rate	20%
Warrants and rights	5,162	Model based Discounted cash flows	Volatility Discount rate	30% 7% to 8%
Other level 3 assets (a)	47,850
Total level 3 assets	$53,357
Level 3 Liabilities
Options	1,733	Option pricing models	Volatility	35% to 40%
Contingent consideration liability	29,536	Discounted cash flows Monte Carlo simulation	Discount rate Volatility	14%-22% 14%-15%
Total level 3 liabilities	$31,269

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2018	Valuation Techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$4,323	Guideline companies/Discounted cash flows	Discount rate Market multiples	8%-14% 6.5x to 7x
Trade claims	25	Discounted cash flows	Discount rate	20%
Warrants and rights	1,666	Model based Discounted cash flows	Discount rate	7% to 9%
Other level 3 assets (a)	48,900
Total level 3 assets	$54,914
Level 3 Liabilities
Options	2,096	Option pricing models	Volatility	35% to 40%
Contingent consideration liability	3,070	Discounted cash flows	Projected cash flow and discount rate	23%
Total level 3 liabilities	$5,166

(a)	The quantitative disclosures exclude financial instruments for which the determination of fair value is based on prices from recent transactions.
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

Cowen Inc.
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
Other financial assets and liabilities
The following table presents the carrying values and fair values, at March 31, 2019 and December 31, 2018, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value see Note 2.

	March 31, 2019				December 31, 2018				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$235,838		$235,838		$259,148		$259,148		Level 1
Cash collateral pledged	6,420		6,420		6,318		6,318		Level 2
Segregated cash	136,964		136,964		176,647		176,647		Level 1
Securities borrowed	966,857		$957,787		407,795		383,593		Level 2
Loans receivable	34,898		34,898	(d)	36,021		36,021	(d)	Level 3
Consolidated Funds
Cash and cash equivalents	2,178		2,178		38,118		38,118		Level 1
Financial Liabilities
Securities loaned	852,203		858,175		414,852		391,310		Level 2
Convertible debt	115,099	(a)	142,628	(b)	134,489	(a)	157,433	(b)	Level 2
Notes payable and other debt	264,273		207,543	(c)	262,965		258,546	(c)	Level 2

(a)	The carrying amount of the convertible debt includes an unamortized discount of $23.4 million and $24.9 million as of March 31, 2019 and December 31, 2018, respectively.

(b)	The convertible debt includes the conversion option and is based on the last broker quote available.

(c)	Notes payable and other debt are based on the last broker quote available.

(d)	The fair market value of level 3 loans is calculated using discounted cash flows.
8. Deposits with Clearing Organizations, Brokers and Banks
Under the terms of agreements between the Company and some of its clearing organizations, brokers and banks, balances owed are collateralized by certain of the Company’s cash and securities balances. As of March 31, 2019 and December 31, 2018, the Company had a total of $109.3 million and $89.4 million, respectively, in deposit accounts with clearing organizations, brokers and banks that could be used as collateral to offset losses incurred by the clearing organizations, brokers and banks, on behalf of the Company’s activities, if such losses were to occur.
9. Receivable From and Payable to Brokers, Dealers and Clearing Organizations
Receivable from and payable to brokers, dealers and clearing organizations includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds from short sales equal to the fair value of securities sold, not yet purchased, at fair value, which are restricted until the Company purchases the securities sold short. Pursuant to the master netting agreements the Company entered into with its brokers, dealers and clearing organizations, these

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

balances are presented net (assets less liabilities) across balances with the same counterparty. The Company's receivable from and payable to brokers, dealers and clearing organizations balances are held at multiple financial institutions.
As of March 31, 2019 and December 31, 2018, amounts receivable from brokers, dealers and clearing organizations include:

	As of March 31, 2019	As of December 31, 2018
	(dollars in thousands)
Broker-dealers	$608,841	$692,581
Securities failed to deliver	44,037	72,918
Clearing organizations	2,702	15,319
Securities borrowed interest receivable	7,492	5,295
	$663,072	$786,113
As of March 31, 2019 and December 31, 2018, amounts payable to brokers, dealers and clearing organizations include:

	As of March 31, 2019	As of December 31, 2018
	(dollars in thousands)
Broker-dealers	$134,424	$159,443
Securities failed to receive	23,619	28,826
Clearing organizations	9,876	36,338
Securities loaned interest payable	6,613	4,124
	$174,532	$228,731
10. Receivable From and Payable To Customers
As of March 31, 2019 and December 31, 2018, receivable from customers of $36.7 million and $37.9 million, respectively, consist of amounts owed by customers relating to securities transactions not completed on settlement date and receivables arising from the prepayment of Commission Sharing Agreements (“CSA”), net of an allowance for credit losses. A prepaid CSA is established for research-related disbursements in advance of anticipated customer commission volumes.
As of March 31, 2019 and December 31, 2018, payable to customers of $413.1 million and $525.2 million, respectively, include amounts due on cash and margin transactions to the Company's clients, some of which have their assets held by a Company omnibus account, which are included within receivables from brokers, dealers and clearing organizations in the accompanying condensed consolidated statements of financial condition. In the omnibus structure, positions that are owned by Cowen International Ltd are fully cross collateralized by client funds, meaning that the Company, for all intents and purposes, has no market risk. Additionally, Cowen International Ltd has no obligation to settle any trade that it deems inappropriate from a risk perspective, adding an important market and counterparty risk mitigating factor.
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
In connection with the Quarton transaction (see Note 3), in January 2019, the Company recognized goodwill of $81.2 million and intangible assets (including customer relationships, trade name, backlog and proprietary software) with an estimated fair value of $22.2 million which are included within intangible assets, net in the condensed consolidated statements of financial condition with the expected useful lives ranging from 2 to 4 years with a weighted average useful life of 2.8 years. Amortization expense related to intangibles from the Quarton acquisition for the three months ended March 31, 2019 is $2.2 million. Goodwill, the excess of the purchase price over the fair value of net assets, primarily relates to expected synergies from combining operations and has been assigned to the investment bank segment of the Company. Tax deductible goodwill will differ from goodwill recognized by the Company in an amount equal to the difference between actual contingent consideration and estimated contingent consideration (see Note 3).

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

12. Commission Management Payable
The Company receives a gross commission from various clearing brokers, which is then used to fund commission sharing and recapture arrangements, less the portion retained as income to the Company. Accrued commission sharing and commission recapture payable of $103.6 million and $95.3 million, as of March 31, 2019 and December 31, 2018, respectively, are classified as commission management payable in the accompanying condensed consolidated statements of financial condition.
13. Redeemable Non-Controlling Interests in Consolidated Subsidiaries and Investment Funds
Redeemable non-controlling interests in consolidated subsidiaries and investment funds and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds are comprised as follows:

	As of March 31, 2019	As of December 31, 2018
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and investment funds
Operating companies	$13,568	$10,434
Consolidated Funds	404,709	274,346
	$418,277	$284,780

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds
Operating companies	$1,806	$1,620
Consolidated Funds	400	9,536
	$2,206	$11,156
14. Reinsurance
The Company’s wholly-owned Luxembourg subsidiary, Hollenfels Re SA (“Hollenfels”) provides reinsurance to third party insurance and reinsurance companies.  During the three months ended March 31, 2019 and 2018, Hollenfels’s share of incurred and paid claims, as reported to it by the underlying insurance and reinsurance companies, amounted to $2.9 million and $3.6 million respectively. During the same periods, Hollenfels’ share of claims incurred but not reported plus expected development on reported claims totaled $10.1 million and $8.3 million, respectively. Hollenfels generally employs an estimation methodology whereby historical average claims ratios over a period of up to 10 years are utilized, based on availability of data. Other methods may also be used that average claims ratios derived through different actuarial calculation methods in cases where current claims development contradicts historical results. In cases where an event may have occurred that could give rise to claims in excess of the amount calculated using the above-mentioned methodologies, then actuarial methods are used to calculate the impact of such an event. During the year, Hollenfels calculated its claim liability or claim adjustment expenses using the above-mentioned methods consistent with prior years.
While Hollenfels typically settles its premiums and claim payments on a quarterly basis, the frequency of claims in the underlying policies is impractical for Hollenfels to obtain. This is because certain contracts Hollenfels has written are on a quota-share basis while the other policies provide aggregate loss protection, rendering the collection of information for all underlying contracts impracticable. Hollenfels did not discount any of its reserves and did not cede any portion of its exposures during the three months ended March 31, 2019 and March 31, 2018, respectively.
15. Share-Based and Deferred Compensation and Employee Ownership Plans
The Company issues share-based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius Capital Group LLC and Cowen) and the 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units, stock appreciation rights ("SARs") and other equity-based awards to the Company's employees and directors. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. SARs vest and expire after five years from grant date. Awards are subject to the risk of forfeiture. As of March 31, 2019, there were 0.5 million shares available for future issuance under the Equity Plans.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Under the 2010 Equity and Incentive Plan, the Company awarded $41.8 million of deferred cash awards to its employees during the three months ended March 31, 2019. These awards vest over a four year period and accrue interest at 0.70% per year. As of March 31, 2019, the Company had unrecognized compensation expense related to the 2010 Equity and Incentive Plan deferred cash awards of $82.2 million.
The Company also maintains a Nonqualified Deferred Compensation Plan from a 2017 acquisition, which is a deferred cash award plan that is expensed over a 27 month service period. As of March 31, 2019, the Company had unrecognized compensation expense related to these deferred cash awards of $0.1 million.
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award, net of estimated forfeitures. In relation to awards under the Equity Plans, the Company recognized compensation expense of $7.8 million and $10.2 million for the three months ended March 31, 2019 and 2018, respectively. The income tax effect recognized for the Equity Plans was a benefit of $2.1 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively.
Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value
Beginning balance outstanding	5,962,295	$15.73	5,579,293	$16.33
Granted	1,781,949	16.97	2,108,184	14.23
Vested	(768,468)	16.69	(858,433)	16.2
Canceled	(233,333)	14.12	—	—
Forfeited	(144,346)	13.84	(21,412)	13.11
Ending balance outstanding	6,598,097	$16.05	6,807,632	$15.71
Included in the restricted share and restricted stock unit activity are performance linked restricted stock units of 481,438 which were awarded to employees of the Company in December 2013 and January 2014. An additional 700,000 performance linked restricted stock units were awarded in March 2016. Of the awards granted, 130,438 have been forfeited and 233,333 have been canceled, as they did not meet the performance criteria, through March 31, 2019. The remaining awards, included in the outstanding balance as of March 31, 2019, will vest between May 2019 and December 2020 and will be earned only to the extent that the Company attains specified market conditions relating to its volume-weighted average share price and total shareholder return in relation to certain benchmark indices and performance goals relating to aggregate net income and average return on shareholder equity. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 150% of the targeted award. Each RSU is equal to the one share of the Company’s Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.
The fair value of restricted stock (excluding performance linked units which are valued using the Monte Carlo valuation model) is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of March 31, 2019, there was $76.7 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.55 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were no restricted stock units awarded during the three months ended March 31, 2019. As of March 31, 2019 there were 253,772 restricted stock units outstanding. There were no restricted stock units awarded during the three months ended March 31, 2018. As of December 31, 2018 there were 253,772 restricted stock units outstanding.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. Income Taxes
The taxable results of the Company’s U.S. operations are included in the consolidated income tax returns of Cowen, Inc. as well as stand-alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings have to be submitted on a stand‑alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries that file tax returns are United Kingdom, Luxembourg, Gibraltar, Germany, Switzerland, Canada and Hong Kong.
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. To the extent that information is not available for the Company to fully determine the full year estimated impact of an item of income or tax adjustment, the Company calculates the tax impact of such item discretely. Accordingly, the Company uses the discrete methodology to calculate the income tax provision for its foreign subsidiaries and the tax impact of income attributable to redeemable non-controlling interests in consolidated subsidiaries and funds. Based on these methodologies, the Company’s effective income tax rate was 20.95% and 19.82% for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019 and 2018, the unusual or infrequent items whose tax impact were recorded discretely related primarily to foreign taxes and stock compensation.
For the three months ended March 31, 2019 and 2018, the effective tax rate differs from the statutory rate of 21% primarily due to income attributable to redeemable non-controlling interests in consolidated subsidiaries and funds, stock compensation, foreign taxes, as well as other nondeductible expenses.
The Company recorded an uncertain tax position liability of $0.3 million as of March 31, 2019 and December 31, 2018 related to New York State tax matters.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of March 31, 2019, the Company recorded a valuation allowance against deferred tax assets related to its foreign tax credits and foreign net operating losses.

The Company is subject to examination by the United States Internal Revenue Service as well as state, local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York, United Kingdom, Luxembourg, Germany and Switzerland. Currently, the Company is under audit by New York State for the 2013 to 2017 tax years. Management is not expecting a material tax liability from these audits.
The Company continues to permanently reinvest the capital and accumulated earnings of its subsidiaries in the United Kingdom, Germany, Switzerland, Canada and Hong Kong.
17. Commitments and Contingencies
Operating Lease Obligations
The Company has entered into leases for real estate and other facilities. These leases contain rent escalation clauses and options to extend the lease term. The Company does not include renewal options in the lease term for calculating the Company’s lease liability as the renewal options allow the Company operational flexibility and the Company is not reasonably certain to exercise these renewal options at this time as such the company has not incorporated the effect of the renewal options into the determination of the lease term. The Company records the expenses related to occupancy and equipment on a straight-line basis over the lease term and are included in occupancy and equipment expense and client services and business development expense in the accompanying condensed consolidated statements of operations.
For the three months ended March 31, 2019, quantitative information regarding the Company's operating lease obligations reflected in the accompanying condensed consolidated statement of operations were as follows:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2019
(dollars in thousands)
Lease Cost
Operating lease cost	$6,010
Short-term lease cost	128
Variable lease cost	299
Sublease income	(267)
Total lease costs	$6,170

The following table summarizes the supplemental cash flow information and certain other information related to operating leases for the three months ended March 31, 2019:

Three Months Ended March 31, 2019
(dollars in thousands)
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,793

Weighted average remaining lease term - operating leases (in Years)	5.73
Weighted average discount rate - operating leases	4.15%
As of March 31, 2019, maturities of the outstanding operating lease liabilities for the Company were as follows:

	Equipment Leases (operating)	Real Estate and Other Facility Rental (a) (b)
	(dollars in thousands)
2019	$770	$16,967
2020	384	23,828
2021	144	23,270
2022	55	20,023
2023	29	16,950
Thereafter	5	23,552
Total Operating Leases	1,387	124,590
Less discount	365	14,950
Less short term leases	—	128
Less not yet commenced leases	—	2,165
Total Lease Liability	$1,022	$107,347

(a)	The Company has entered into various agreements to sublease certain of its premises.

(b)
The Company has entered into a new operating real estate lease that is expected to commence during the second quarter of 2019. The Company is currently planning improvements to the leased asset of which the lessor has granted a tenant allowance of $0.4 million. Payments on the lease asset do not begin until five months after the Company completes its leasehold improvements and begins occupying the space. The total rent payment commitments are $2.2 million, which are included in the table.

See Note 18 for further information on the finance lease minimum payments.
Prior to the adoption of the new lease accounting guidance, the minimum rental commitments under non-cancelable operating leases at December 31, 2018, were as follows:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Equipment Leases (a)	Service Payments	Real Estate and other Facility Rental (b)
	(dollars in thousands)
2019	$2,434	$21,758	$24,584
2020	1,492	7,514	22,608
2021	1,382	1,877	22,321
2022	1,123	1,372	19,166
2023	374	735	16,204
Thereafter	—	735	21,478
	$6,805	$33,991	$126,361

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 18 for further information on the capital lease minimum payments which are included in the table.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $1.4 million, $1.1 million, and $2.2 million for the years ended December 31, 2018, 2017, and 2016 respectively.

Other Commitments
As of March 31, 2019, future minimum annual service payments for the Company were as follows:

Service Payments
(dollars in thousands)
2019	$16,420
2020	9,082
2021	4,675
2022	5,031
2023	3,573
Thereafter	6,331
Total Operating Leases	$45,112
Clawback Obligations
For financial reporting purposes, the general partners of a real estate fund have recorded a liability for potential clawback obligations to the limited partners, due to changes in the unrealized value of the real estate fund's remaining investments and where the real estate fund's general partner has previously received carried interest distributions. The clawback liability, however, is not realized until the end of the real estate fund's life. The real estate fund is currently in a winding-up phase whereby the remaining assets of the real estate fund are being liquidated as promptly as possible so as to maximize value. However a final date for liquidation has not been set. The clawback obligations for the real estate fund were $6.5 million and $6.5 million at March 31, 2019 and December 31, 2018, which is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition.
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored investment funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these investment funds are sufficient to discharge any liabilities.
Unfunded Commitments
The following table summarizes unfunded commitments as of March 31, 2019:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Entity	Unfunded Commitments	Commitment term
	(dollars in millions)
Real estate (a)	$24.3	(a)
HealthCare Royalty Partners funds (b)	5.9	2 years
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.)	0.1	5 years
Lagunita Biosciences, LLC	1.0	3 years
Eclipse Fund II, L.P.	0.3	6 years
Eclipse Continuity Fund I, L.P.	0.3	7 years
Cowen Healthcare Investments II LP	6.9	2 years
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

other defendants in similar or related cases or proceedings. The Company may increase or decrease its legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters. The Company accrues legal fees as incurred.
The following information reflects developments with respect to the Company’s legal proceedings that occurred during the quarter ended March 31, 2019.
On December 27, 2013, Landol Fletcher filed a putative class action lawsuit against Convergex Holdings, LLC, Convergex Group, LLC, Cowen Execution, Convergex Global Markets Limited and G-Trade Services LLC (collectively, “Convergex”) in the United States District Court for the Southern District of New York (Landol Fletcher and all others similarly situated v. Convergex Group LLC, Cowen Execution, Convergex Global Markets Ltd., Convergex Holdings LLC, G-Trade Services LLC, & Does 1-10, No. 1:13-CV-09150-LLS). The suit alleges breaches of fiduciary duty and prohibited transactions under ERISA and seeks to maintain a class action on behalf of all ERISA plan participants, beneficiaries and named fiduciaries whose plans were impacted by net trading by Convergex Global Markets Limited from October 2006 to December 2011. On April 11, 2014, Landol Fletcher and Frederick P. Potter Jr., filed an amended complaint raising materially similar allegations. This matter was assumed by the Company as a result of the Company’s previously announced acquisition of Convergex Group, which was completed on June 1, 2017. On February 17, 2016, the District Court granted Convergex’s motion to dismiss the amended complaint. Plaintiffs filed an appeal to the Second Circuit, and the AARP and Department of Labor filed amicus briefs on plaintiffs' behalf. The appeal was argued on December 12, 2016. On February 10, 2017, the Second Circuit Court of Appeals (1) reversed the District Court, finding that plaintiff has constitutional standing in a “representative” capacity to sue for damages to the ERISA defined benefit plan in which he is a participant, and (2) remanded to the District Court to reconsider, in light of the Circuit Court’s decision, the issue whether plaintiff has standing to pursue claims on behalf of ERISA plans in which plaintiff is not a participant. Convergex filed a petition for rehearing, and the Court of Appeals denied the petition. On June 30, 2017, the Company filed a notice of motion and memorandum of law in support of a motion to stay the proceedings in the District Court pending resolution of its petition for writ of certiorari, which the Company intended to file with the U.S. Supreme Court. On August 16, 2017, the District Court granted the Company’s motion to stay the proceedings in the District Court pending resolution of the Company’s petition for writ of certiorari. On September 1, 2017, the Company filed a petition with the United States Supreme Court for a writ of certiorari requesting review of the decision of the Court of Appeals. On January 8, 2018, the U.S. Supreme Court denied the Company’s petition for a writ of certiorari. The previously granted stay of the proceedings in the District Court has been lifted, and the case is proceeding in the District Court. Status conferences were held on April 6, 2018, October 12, 2018, and December 4, 2018. On March 15, 2019, the Company filed a motion to dismiss the plaintiff’s amended complaint. We are indemnified against losses arising from this matter pursuant to, and subject to, the provisions of the purchase agreement relating to the acquisition of Convergex Group. Because the case is in its preliminary stages, the Company cannot predict the outcome at this time, but it does not currently expect this case to have a material effect on its financial position or its results of operations.
18. Convertible Debt and Notes Payable
As of March 31, 2019 and December 31, 2018, the Company's outstanding debt was as follows:

	As of March 31, 2019	As of December 31, 2018
	(dollars in thousands)
Convertible debt	$115,099	$134,489
Notes payable	229,863	229,740
Term loan	28,200	28,200
Other notes payable	1,579	—
Finance lease obligations	4,631	5,025
	$379,372	$397,454
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company used the net proceeds, together with cash on hand, from the offering for general corporate purposes, including the repurchase or repayment of $115.1 million of the Company’s outstanding 3.0% cash convertible senior notes due 2019 (the "2019 Convertible Notes") and the repurchase of approximately $19.5 million of the Company’s shares of its Class A common stock, which were consummated substantially concurrently with the closing of the offering. As of March 31, 2019, the outstanding principal amount of the 2022 Convertible Notes was $135.0 million. On June 26, 2018, the Company received shareholder approval for the Company to settle the 2022 Convertible Notes entirely in Class A common stock. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity.
The Company recorded interest expense of $1.0 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively. The Company recognized the embedded cash conversion option at issuance date fair value, which also represents the initial unamortized discount on the 2022 Convertible Notes of $23.4 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $1.1 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively, based on an effective interest rate of 7.57%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2022 Convertible Notes.
2019 Convertible Notes
On March 10, 2014, the Company issued $149.5 million of 3.0% cash convertible senior notes (the "2019 Convertible Notes"). The 2019 Convertible Notes matured on March 15, 2019 and were fully repaid by the Company. The Company recorded interest expense of $0.1 million and $0.5 million for the three months ended March 31, 2019 and 2018. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations was $0.3 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively, based on an effective interest rate of 8.89%.
Notes Payable
2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due 2033 (the “2033 Notes”) and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the 2033 Notes. Interest on the 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $1.9 million for the three months ended March 31, 2019. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2033 Notes.
2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due 2027 (the “2027 Notes”) and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the 2027 Notes. Interest on the 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million and $2.5 million for the three months ended March 31, 2019 and 2018, respectively. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2027 Notes. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due 2021 (the "2021 Notes") and for general corporate purposes.
Term Loan
On June 30, 2017, the Company borrowed $28.2 million to fund general corporate purposes. This term loan has an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire principal amount due on June 28, 2019. The loan is secured by the value of the Company's limited partnership interests in two affiliated investment funds. The Company has provided a guarantee for this loan. The Company recorded interest expense of $0.4 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively.
Other Notes Payable
During January 2019, the Company borrowed $2.2 million to fund insurance premium payments. This note had an effective interest rate of 2.51% and was due on December 31, 2019, with monthly payment requirements of $0.2 million. As of

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

March 31, 2019, the outstanding balance on this note was $1.6 million. Interest expense for the three months ended March 31, 2019 was insignificant.
Finance Lease Obligations
The Company has entered into various finance leases for computer equipment. The Company's finance lease right-of-use asset amounted to $6.0 million and is recorded in fixed assets in the accompanying condensed consolidated statements of financial condition. These finance lease obligations are included in notes payable and other debt in the accompanying condensed consolidated statements of financial condition, and have a weighted average lease term of 3.9 years and weighted average interest rate of 4.93% as of March 31, 2019.
As of March 31, 2019 and December 31, 2018, the remaining balance on these finance leases was $4.6 million and $5.0 million, respectively.
For the three months ended March 31, 2019, quantitative information regarding the Company's finance lease obligations reflected in the accompanying condensed consolidated statement of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Lease Cost
Finance Lease Cost:
Amortization of finance lease right-of-use assets	$368	$352
Interest on lease liabilities	63	43
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	63	43
Financing cash flows from finance leases	$394	$506
Annual scheduled maturities of debt and minimum payments (of principal and interest) for all debt outstanding as of March 31, 2019, are as follows:

	Convertible Debt	Notes Payable	Term loan	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2019	$4,050	$13,420	$28,508	$2,171	$896
2020	4,050	17,893	—	—	1,360
2021	4,050	17,893	—	—	1,360
2022	139,050	17,893	—	—	1,127
2023	—	17,893	—	—	374
Thereafter	—	352,197	—	—	—
Subtotal	151,200	437,189	28,508	2,171	5,117
Less (a)	(36,101)	(207,326)	(308)	(592)	(486)
Total	$115,099	$229,863	$28,200	$1,579	$4,631

(a)
Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the convertible debt.

Letters of Credit
As of March 31, 2019, the Company has the following seven irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged collateral for reinsurance agreements which amounted to $1.2 million, as of March 31, 2019, and $1.0 million, as of December 31, 2018, which is anticipated to be due March 2021.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Location	Amount	Maturity
	(dollars in thousands)
Boston	$389	March 2020
New York	$358	April 2020
New York	$71	October 2019
New York	$397	October 2019
New York	$1,687	October 2019
New York	$1,611	November 2019
San Francisco	$708	October 2025
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of March 31, 2019 and December 31, 2018, there were no amounts due related to these letters of credit.
19. Stockholder's Equity
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and accrued a cash dividend of $1.7 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively.
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
Treasury Stock
Treasury stock of $243.5 million as of March 31, 2019, compared to $234.1 million as of December 31, 2018, resulted from $4.7 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plans or other similar transactions, $0.1 million received from an escrow account established to satisfy the Company’s indemnification claims arising under the terms of the purchase

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

agreement entered into in connection with the Company’s acquisition of Convergex Group, LLC and $4.7 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the three months ended March 31, 2019:

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2018	15,336,871	$234,142	$15.27
Shares purchased for minimum tax withholding under the Equity Plans or other similar transactions	323,227	4,671	14.45
Shares of stock received in respect of indemnification claims	3,331	48	14.41
Purchase of treasury stock	315,400	4,658	14.77
Balance outstanding at March 31, 2019	15,978,829	$243,519	$15.24
20. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income includes the after tax change in unrealized gains and losses on foreign currency translation adjustments. During the periods presented, the Company did not have material reclassifications out of other comprehensive income.

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Beginning Balance	$(5)	$(8)
Foreign currency translation	—	1
Ending Balance	$(5)	$(7)
21. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of common shares outstanding for the period. As of March 31, 2019, there were 29,580,687 shares of Class A common stock outstanding. As of March 31, 2019, the Company has included 253,772 fully vested, unissued restricted stock units in its calculation of basic earnings per share. As of December 31, 2018, there were 28,437,860 shares of Class A common stock outstanding. As of December 31, 2018, the Company has included 253,772 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive items. The Company uses the treasury stock method to reflect the potential dilutive effect of the warrants (see Note 6(a)), unvested restricted shares, restricted stock units, and SAR's. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options and warrants are assumed to have been exercised, for the entire period being presented. The number of performance-linked unvested restricted stock units that are included in the calculation are at the amount that could be earned using current payout rates. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the amount of compensation cost attributed to future services and not yet recognized.
The Company can elect to settle the Series A Convertible Preferred Stock in shares, cash, or a combination of both. The Company's intent is to settle in cash and, based on current and projected liquidity needs, the Company has the ability to do so.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The computation of earnings per share is as follows:

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands, except share and per share data)
Net income (loss)	$11,989	$28,009
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds	2,206	11,156
Net income (loss) attributable to Cowen Inc.	9,783	16,853
Preferred stock dividends	1,698	1,698
Net income (loss) attributable to Cowen Inc. common stockholders	$8,085	$15,155

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	29,750	29,625
Restricted stock	1,875	867
Weighted average shares used in diluted computation	31,625	30,492
Earnings (loss) per share:
Basic	$0.27	$0.51
Diluted	$0.26	$0.50
22. Segment Reporting
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
In general, Economic Income (Loss) (which is attributable to Cowen Inc.) is a pre-tax measure that (i) eliminates the impact of consolidation for Consolidated Funds and excludes (ii) goodwill and intangible impairment (iii) certain other transaction-related adjustments and/or reorganization expenses (iv) certain costs associated with debt and (v) preferred stock dividends. Economic Operating Income (Loss) represents Economic Income (Loss) before depreciation and amortization expenses. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the activist business and certain investment funds. For US GAAP purposes, all of these items, are recorded in other income (loss). Economic Income (Loss) recognizes (a) incentive fees during periods when the fees are not yet crystallized for US GAAP reporting and (b) retainer fees, relating to investment banking activities, earned during the period that would otherwise be deferred until closing for US GAAP reporting. In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2019
				Adjustments
	Investment Management	Investment Bank	Total Economic Income (Loss)	Funds Consolidation	Other Adjustments		US GAAP Net Income (Loss)
	(dollars in thousands)
Revenues
Investment banking	$—	$82,991	$82,991	$—	$(2,885)	(a)	$80,106
Brokerage	—	105,157	105,157	—	(7,694)	(b)	97,463
Management fees	9,633	798	10,431	(501)	(2,789)	(c)	7,141
Incentive income (loss)	16,747	—	16,747	(544)	(16,188)	(c)(a)	15
Investment income (loss)	7,029	9,955	16,984	—	(16,984)	(d)(e)	—
Interest and dividends	—	—	—	—	29,092	(d)	29,092
Reimbursement from affiliates	—	—	—	(34)	322	(f)	288
Aircraft lease revenue	—	—	—	—	—	(e)	—
Reinsurance premiums	—	—	—	—	6,591	(g)	6,591
Other revenue	439	720	1,159	—	(98)	(g)	1,061
Consolidated Funds revenues	—	—	—	2,340	—		2,340
Total revenues	33,848	199,621	233,469	1,261	(10,633)		224,097
Interest expense (Economic Income/(Loss)) / Interest and dividend expense (US GAAP)	2,806	3,758	6,564	—	22,520	(d)	29,084
Total net revenues	31,042	195,863	226,905	1,261	(33,153)		195,013
Expenses
Non interest expense	22,023	185,162	207,185	—	12,122	(d)(h)(i)	219,307
Consolidated Funds expenses	—	—	—	1,482	—		1,482
Total expenses	22,023	185,162	207,185	1,482	12,122		220,789
Total other income (loss)	—	—	—	621	40,321	(d)(k)(j)	40,942
Income taxes expense / (benefit)	—	—	—	—	3,177	(h)	3,177
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds	2,748	—	2,748	400	(942)		2,206
Income (Loss) attributable to Cowen Inc.	$6,271	$10,701	$16,972	$—	$(7,189)		$9,783
Less: Preferred stock dividends			1,698				1,698
Income (Loss) attributable to Cowen Inc. common stockholders			15,274				$8,085
Add back: Depreciation and amortization expense			4,956
Economic Operating Income (Loss) attributable to Cowen Inc. common stockholders			$20,230

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2018
				Adjustments
	Investment Management	Investment Bank	Total Economic Income (Loss)	Funds Consolidation	Other Adjustments		US GAAP Net Income (Loss)
	(dollars in thousands)
Revenues
Investment banking	$—	$93,924	$93,924	$—	$4,064	(a)	$97,988
Brokerage	—	114,071	114,071	—	(8,338)	(b)	105,733
Management fees	12,355	771	13,126	(1,203)	(4,506)	(c)	7,417
Incentive income (loss)	5,197	—	5,197	(9)	(5,172)	(a) (c)	16
Investment income (loss)	11,896	2,405	14,301	—	(14,301)	(d)(e)	—
Interest and dividends	—	—	—	—	25,954	(d)	25,954
Reimbursement from affiliates	—	—	—	(68)	445	(f)	377
Aircraft lease revenue	—	—	—	—	715	(e)	715
Reinsurance premiums	—	—	—	—	8,647	(g)	8,647
Other revenue	361	527	888	—	448	(g)	1,336
Consolidated Funds revenues	—	—	—	3,201	—		3,201
Total revenues	29,809	211,698	241,507	1,921	7,956		251,384
Interest expense (Economic Income/(Loss)) / Interest and dividend expense (US GAAP)	3,854	2,104	5,958	—	18,582	(d)	24,540
Total net revenues	25,955	209,594	235,549	1,921	(10,626)		226,844
Expenses
Non interest expense	22,881	186,452	209,333	—	13,982	(d)(h)(i)	223,315
Consolidated Funds expenses	—	—	—	2,431	—		2,431
Total expenses	22,881	186,452	209,333	2,431	13,982		225,746
Total other income (loss)	—	—	—	10,047	23,787	(d)(j)(k)	33,834
Income taxes expense / (benefit)	—	—	—	—	6,923	(h)	6,923
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds	2,158	—	2,158	9,537	(539)		11,156
Income (Loss) attributable to Cowen Inc.	$916	$23,142	$24,058	$—	$(7,205)		$16,853
Less: Preferred stock dividends			1,698				1,698
Income (Loss) attributable to Cowen Inc. common stockholders			22,360				$15,155
Add back: Depreciation and amortization expense			2,986
Economic Operating Income (Loss) attributable to Cowen Inc. common stockholders			$25,346

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
Other Adjustments:
(a)     Economic Income (Loss) presents underwriting expenses net of investment banking revenues, expenses reimbursed

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

from clients within their respective expense category and records income from uncrystallized incentive fees. Economic Income (Loss) also records retainer fees, relating to investment banking activities, collectible during the period that would otherwise be deferred until closing for US GAAP reporting.
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
For the three months ended March 31, 2019 and 2018, there was no one investment fund or other customer which represented more than 10% of the Company's total revenues.
23. Regulatory Requirements
As registered broker-dealers, Cowen and Company, Cowen Execution, ATM Execution, Cowen Prime and Westminster are subject to the SEC's Uniform Net Capital Rule 15c3-1 (“SEC Rule 15c3-1”), which requires the maintenance of minimum net capital. Each registered broker-dealer has elected to compute net capital under the alternative method permitted by the Rule. Under the alternative method, Cowen and Company's minimum net capital requirement, as defined in (a)(4) of the Rule, is $1.0 million. Cowen Execution, ATM Execution, Cowen Prime and Westminster are required to maintain minimum net capital, as defined in (a)(1)(ii) of the Rule, equal to the greater of $250,000 or 2% of aggregate debits arising from customer transactions. Cowen Securities, a registered broker-dealer, is required to maintain minimum net capital, as defined in (a)(2)(vi) of the Rule, equal to or greater than $5,000 and had less than $0.1 million excess net capital at March 31, 2019. Advances to affiliates, repayment of borrowings, distributions, dividend payments and other equity withdrawals are subject to certain notification and other requirements of the Rule and other regulatory bodies.
On February 7, 2019, FINRA approved the transfer of all of Cowen Securities’ business and personnel to Cowen and Company. Cowen Securities subsequently filed a Form BDW, pursuant to Section 15(b) of the Securities Exchange Act of 1934, with FINRA to withdraw its status as a broker-dealer given that it will no longer conduct a securities business, and the application was pending at March 31, 2019.
Cowen Prime is also subject to Commodity Futures Trading Commission Regulation 1.17 (“Regulation 1.17”). Regulation 1.17 requires net capital equal to or in excess of $45,000 or the amount of net capital required by SEC Rule 15c3-1, whichever is greater. Cowen Execution is also subject to Options Clearing Corporation ("OCC") Rule 302. OCC Rule 302 requires maintenance of net capital equal to the greater of $2,000,000 or 2% of aggregate debit items. At March 31, 2019, Cowen Execution had $114.8 million of net capital in excess of this minimum requirement.

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

As of March 31, 2019, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA requirement and excess as follows:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Subsidiary	Net Capital	Minimum Net Capital Requirement	Excess Net Capital
	(dollars in millions)
Cowen and Company	$101.5	$1.0	$100.5
Cowen Execution	$116.8	$2.0	$114.8
ATM Execution	$3.2	$0.3	$2.9
Cowen Prime	$8.4	$0.3	$8.1
Westminster	$19.4	$0.3	$19.1
Cowen International Ltd	$14.9	$9.9	$5.0
Cowen Execution Ltd	$5.0	$3.2	$1.8
The Company’s U.S. broker-dealers must also comply with SEC Rule 15c3-3 or claim an exemption pursuant to subparagraphs (k)(2)(i) or (k)(2)(ii) of that rule. Firms can rely on more than one exemption. Cowen and Company, Cowen Prime and ATM Execution claim the (k)(2)(ii) exemption with regards to some or all of their customer accounts and transactions that are introduced on a fully-disclosed basis to their clearing agents for clearing, settlement and custody. Cowen and Company, Cowen Prime and Westminster claim the (k)(2)(i) exemption with regards to customer transactions and balances that are cleared, settled and custodied in Special Bank Accounts.
In accordance with the requirements of SEC Rule 15c3-3, Cowen Execution may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of March 31, 2019, Cowen Execution had segregated approximately $15.1 million of cash, while its required deposit was $3.0 million.
As a clearing broker-dealer, Cowen Execution is required to compute a reserve requirement for proprietary accounts of broker-dealers (“PAB accounts”), as defined in SEC Rule 15c3-3. Cowen Execution conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEC Rule 15c3-3. This allows each correspondent firm that uses Cowen Execution as its clearing broker-dealer to classify its PAB account assets held at Cowen Execution as allowable assets in the correspondent's net capital calculation. At March 31, 2019, Cowen Execution had $25.6 million of cash on deposit in PAB Reserve Bank Accounts, which was more than its required deposit of $16.3 million.
Cowen and Company, ATM Execution, Cowen Prime and Cowen Execution also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA and Hollenfels, individually and their Luxembourg parent holding company, Ramius Enterprise Luxembourg Holdco S.à r.l., on a combined basis with the reinsurance companies, are required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each reinsurance company’s individual solvency capital ratio as well as the combined solvency capital ratio of the holding and reinsurance companies as of March 31, 2019 were in excess of this minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of March 31, 2019. RCG Insurance Company’s capital and surplus as of March 31, 2019 totaled approximately $32.1 million.
24. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's investment funds and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of March 31, 2019 and December 31, 2018, $20.0 million and $19.4 million, respectively, included in fees receivable are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the investment funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three months ended March 31, 2019 and 2018, the amounts which the Company reimbursed the investment funds it manages were immaterial. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates, and are included in due from related parties in the accompanying condensed consolidated statements of financial condition. As of March 31, 2019 and December 31, 2018, loans to employees of $14.5 million and $17.0 million, respectively, were included in due from related

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

parties on the accompanying condensed consolidated statements of financial condition. Of these amounts $7.9 million and $8.8 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $0.9 million and $0.6 million for the three months ended March 31, 2019, and 2018, respectively. This expense is included in employee compensation and benefits in the accompanying condensed consolidated statement of operations. For the three months ended March 31, 2019 and 2018, the interest income was immaterial for these related party loans and advances, respectively, and are included in interest and dividends in the accompanying condensed consolidated statement of operations.
As of March 31, 2019 and December 31, 2018, included in due from related parties is $6.7 million and $7.7 million, respectively, related to the sales of portions of the Company's ownership interest in the activist business of Starboard Value to the Starboard principals. It is being financed through the profits of the relevant Starboard entities over a 5 year period and earns interest at 5% per annum.  The interest income for the three months ended March 31, 2019 and 2018, was $0.1 million and $0.1 million, respectively.
The remaining balance included in due from related parties of $7.5 million and $8.9 million as of March 31, 2019 and December 31, 2018, respectively, relates to amounts due to the Company from affiliated investment funds and real estate entities due to expenses paid on their behalf. Included in due to related parties is approximately $0.6 million and $0.6 million March 31, 2019 and December 31, 2018, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of March 31, 2019 and December 31, 2018, such investments aggregated $27.3 million and $25.1 million, respectively, were included in redeemable non-controlling interests on the accompanying condensed consolidated statements of financial condition. Their share of the net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds aggregated $1.5 million and $2.9 million, for the three months ended March 31, 2019 and 2018, respectively.
The Company may, at times, have unfunded commitment amounts pertaining to related parties. See Note 17 "Commitments and Contingencies" for amounts committed as of March 31, 2019 and December 31, 2018.
25. Guarantees and Off-Balance Sheet Arrangements
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements, which have not been disclosed, as of March 31, 2019 and December 31, 2018. Through indemnification provisions in clearing agreements with clients, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
The Company enters into secured and unsecured borrowing agreements to obtain funding necessary to cover daily securities settlements with clearing corporations. At times, funding is required for unsettled customer delivery versus payment and riskless principal transactions, as well as to meet deposit requirements with clearing organizations. Secured arrangements are collateralized by the securities. The Company maintains uncommitted financing arrangements with large financial institutions, the details of which are summarized below as of March 31, 2019.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
26. Subsequent Events
On April 23, 2019, the Company's Board of Directors approved a $19.7 million increase in the Company's share repurchase program (see Note 19) bringing the total remaining shares available for repurchase to $25.0 million.
On April 25, 2019, the Company entered into a private placement of $45.0 million aggregate principal of 7.25% senior unsecured notes due May 6, 2024 with semi-annual interest payments in arrears on May 6 and November 6 of each year.
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no other subsequent events requiring adjustment or disclosure in the condensed consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
         The discussion contains forward-looking statements, which involve numerous risks and uncertainties, including, but not limited to, those described in the section titled “Risk Factors” in Item 1A of our 2018 Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and related notes of Cowen Inc. included elsewhere in this quarterly report. Actual results may differ materially from those contained in any forward-looking statements.
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
The Company's investment management business, which operates primarily under the Cowen Investment Management name, offers innovative investment products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act") since 1997. The Company's investment management business offers investors access to a number of strategies to meet their specific needs including multi-sector long/short equity, merger arbitrage, activism, health care royalties, private healthcare investing, private sustainable investing, and real estate. The Company's investment management business focuses on attracting and retaining talented investment teams and providing seed capital and working capital, an institutional infrastructure, robust sales and marketing and industry knowledge. A significant portion of the Company’s capital is invested alongside the Company's investment management clients. The Company has also invested some of its capital in its reinsurance businesses. Our investment management business had approximately $11.7 billion of assets under management as of April 1, 2019.
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
Potential Change to Business Segments
The Company continually monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments.  As a result of the recent change in the Chief Operating Decision Maker of the Company, the Company is experiencing a strategic shift to refocus the Company’s investment management businesses on a set of differentiated products which are aligned to the content and insight within the Company’s domain of expertise. As a result, the Company has reassessed the two business segments based on the Company's core operating business as well as passive equity investments and legacy alternative investment funds. The Company is currently evaluating the impact of these changes on the presentation of economic information that is used to assess the performance of the Company’s operating results and make decisions about resource allocations based on the two potentially redefined segments which will impact the Company’s determination of operating segments as early as the second quarter of 2019.

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

•
Fee and allocation rates.  Our management fee revenues are linked to the management fee rates we charge as a percentage of contributed and invested capital. Our incentive income revenues are linked to the incentive allocation rates we charge as a percentage of performance-driven asset growth. Our incentive allocations are generally subject to “high-water marks,” whereby incentive income is generally earned by us only to the extent that the net asset value of an investment fund at the end of a measurement period exceeds the highest net asset value as of the end of the earlier measurement period for which we earned incentive income. Our incentive allocations, in some cases, are subject to performance hurdles. Additionally, our revenues from management fees are directly linked to assets under management. Positive performance in our legacy funds increases assets under management which results in higher management fees.

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
On April 25, 2019, the Company entered into a private placement of $45.0 million aggregate principal of 7.25% senior unsecured notes due May 6, 2024 with semi-annual interest payments in arrears on May 6 and November 6 of each year.
Basis of presentation
The unaudited condensed consolidated financial statements of the Company in this Form 10-Q are prepared in accordance with US GAAP as promulgated by the Financial Accounting Standards Board ("FASB") through Accounting Standards Codification (the "Accounting Standards") as the source of authoritative accounting principles in the preparation of financial statements and include the accounts of the Company, its subsidiaries, and entities in which the Company has a controlling financial interest or a substantive, controlling general partner interest. All material intercompany transactions and balances have been eliminated in consolidation. Certain fund entities that are consolidated in the condensed consolidated financial statements, are not subject to these consolidation provisions with respect to their own investments pursuant to their specialized accounting.
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

•
Consolidated Funds Expenses.  The Company's condensed consolidated financial statements reflect the expenses of the Consolidated Funds and the portion attributable to other investors is allocated to a redeemable non-controlling interest.

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
The Company continues to monitor the financial statement impact of the Tax Cuts and Jobs Act (“TCJA”) enacted in 2017 as regulations and formal guidance continue to be issued.
Redeemable Non-controlling Interests
Redeemable non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities. Due to the fact that the non-controlling interests are redeemable at the option of the holder they have been classified as temporary equity.
Investment Fund Performance
For the quarter ended March 31, 2019, the Company's public equity investment strategies had generally positive results during a quarter with significant positive returns for both the Russell 2000 and the S&P 500. The Company's private fund investment capabilities are all in their investment periods. The Company's activist strategy had strong performance for the quarter, underperforming the Russell 2000 Index modestly, which was up approximately 14.57% for the quarter. The Company's merger arbitrage strategy had positive returns for the quarter, outperforming the HFRX Merger Arbitrage Index, which had negative results for the quarter. The merger arbitrage focused UCITS fund also had strong performance. The Company's healthcare royalty strategy’s third investment fund remains in its investment period. Ongoing opportunities in the pharmaceutical and healthcare sectors remain robust and the investment fund was 88% committed at quarter end. Our most recent private healthcare fund remains in its investment period, ending the quarter with eleven holdings and a pipeline of opportunities ahead. Our real estate affiliate's third private-equity style real estate fund and its sixth debt fund are both in their investment periods. The liquidation of certain multi-strategy hedge funds advised by the Company also continues.
As of April 1, 2019, the Company had assets under management of $11.7 billion, a 12.5% increase as compared to assets under management of $10.4 billion as of January 1, 2018.
The Company's Invested Capital
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
As of March 31, 2019, the Company's invested capital amounted to a net value of $634.8 million (supporting a long market value of $657.2 million), representing approximately 78% of Cowen's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen's stockholders' equity as of March 31, 2019. The net values presented in the table below do not tie to Cowen's condensed consolidated statement of financial condition as of March 31, 2019 because they are included in various line items of the accompanying condensed consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$490.9	60%
Merchant Banking	123.4	15%
Real Estate	20.5	3%
Total	634.8	78%
Stockholders' Equity	$814.8	100%
The allocations shown in the table above will change over time.
Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) (which is a non-GAAP measure) of our investment management and investment bank segments follows the discussion of our total consolidated US GAAP results. Economic Income (Loss) reflects, on a consistent basis for all periods presented in the Company's condensed consolidated financial statements, income earned from the Company's investment funds and managed accounts and from its own invested capital. Economic Income (Loss) excludes certain adjustments required under US GAAP. See the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company-Segment Analysis and Economic Income (Loss),” and Note 22 to the accompanying Company's condensed consolidated financial statements, appearing elsewhere in this Form 10-Q, for a reconciliation of Economic Income (Loss) to total Company US GAAP net income (loss).

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

	Condensed Consolidated Statements of Operations
	Three Months Ended March 31,		Period to Period
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$80,106	$97,988	$(17,882)	(18)%
Brokerage	97,463	105,733	(8,270)	(8)%
Management fees	7,141	7,417	(276)	(4)%
Incentive income	15	16	(1)	(6)%
Interest and dividends	29,092	25,954	3,138	12%
Reimbursement from affiliates	288	377	(89)	(24)%
Aircraft lease revenue	—	715	(715)	(100)%
Reinsurance premiums	6,591	8,647	(2,056)	(24)%
Other revenues	1,061	1,336	(275)	(21)%
Consolidated Funds revenues	2,340	3,201	(861)	(27)%
Total revenues	224,097	251,384	(27,287)	(11)%
Interest and dividends expense	29,084	24,540	4,544	19%
Total net revenues	195,013	226,844	(31,831)	(14)%
Expenses
Employee compensation and benefits	130,188	135,140	(4,952)	(4)%
Reinsurance claims, commissions and amortization of deferred acquisition costs	6,162	8,731	(2,569)	(29)%
Operating, general, administrative and other expenses	78,001	76,219	1,782	2%
Depreciation and amortization expense	4,956	3,225	1,731	54%
Consolidated Funds expenses	1,482	2,431	(949)	(39)%
Total expenses	220,789	225,746	(4,957)	(2)%
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	39,084	15,969	23,115	145%
Consolidated Funds net gains (losses)	1,858	17,865	(16,007)	(90)%
Total other income (loss)	40,942	33,834	7,108	21%
Income (loss) before income taxes	15,166	34,932	(19,766)	(57)%
Income tax expense (benefit)	3,177	6,923	(3,746)	(54)%
Net income (loss)	11,989	28,009	(16,020)	(57)%
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds	2,206	11,156	(8,950)	(80)%
Net income (loss) attributable to Cowen Inc.	9,783	16,853	(7,070)	(42)%
Preferred stock dividends	1,698	1,698	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$8,085	$15,155	$(7,070)	(47)%
Revenues
Investment Banking
Investment banking revenues decreased $17.9 million to $80.1 million for the three months ended March 31, 2019 compared with $98.0 million in the prior year period. During the three months ended March 31, 2019, the Company completed 30 capital markets transactions and nine strategic advisory transactions. During the three months ended March 31, 2018, the Company completed 36 underwriting transactions, five strategic advisory transactions and one debt capital market transaction. The implied average underwriting fee per transaction was 13.3% lower for the three months ended March 31, 2019 as compared to the prior year period.
Brokerage
Brokerage revenues decreased $8.3 million to $97.5 million for the three months ended March 31, 2019 compared with $105.7 million in the prior year period. This was attributable to decreases in cash equity commissions, prime services revenue, commission management revenue, and non-US commissions. Customer trading volumes across the industry (according to Bloomberg) decreased 1% for the quarter ended March 31, 2019 compared to the prior year period.

Management Fees
Management fees decreased $0.3 million to $7.1 million for the three months ended March 31, 2019 compared with $7.4 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from our activist and real estate businesses.
Incentive Income
Incentive income remained fairly flat at less than $0.1 million for the three months ended March 31, 2019, compared with the prior year period. Revenue recognition standards, effective January 1, 2018, requires the Company to recognize the majority of incentive income allocated to the Company as net gains (losses) on securities, derivatives and other investments or as incentive income when the fees are no longer subject to reversal or are crystalized.
Interest and Dividends
Interest and dividends increased $3.1 million to $29.1 million for the three months ended March 31, 2019 compared with $26.0 million in the prior year period. This is primarily attributable to securities financing activities.
Reimbursements from Affiliates
Reimbursements from affiliates decreased $0.1 million to $0.3 million for the three months ended March 31, 2019 compared with $0.4 million in the prior year period. The decrease is primarily related to a decrease in reimbursements from the activist business.
Reinsurance Premiums
Reinsurance premiums decreased $2.1 million to $6.6 million for the three months ended March 31, 2019 compared with $8.6 million in the prior year period. The decrease is due to the cancellation or non-renewal of certain reinsurance policies in 2019 that were in force in 2018.
Other Revenues
Other revenues decreased $0.3 million to $1.1 million for the three months ended March 31, 2019 compared with $1.3 million in the prior year period. This decrease is primarily related to a decrease in sublease income.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $0.9 million to $2.3 million for the three months ended March 31, 2019 compared with $3.2 million in the prior year period. The decrease is due to earning less interest and dividends income from the Consolidated Funds.
Interest and Dividends Expenses
Interest and dividends expenses increased $4.5 million to $29.1 million for the three months ended March 31, 2019 compared with $24.5 million in the prior year period. This is primarily attributable to securities finance activities.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses decreased $5.0 million to $130.2 million for the three months ended March 31, 2019 compared with $135.1 million in the prior year period. The decrease is primarily due to $27.3 million lower total revenues offset partially by $7.1 million higher other income (loss) during 2019 as compared to 2018 resulting in a lower compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 49% for the three months ended March 31, 2019, compared with 47% in the prior year period.
Reinsurance Claims, Commissions and Amortization of Deferred Acquisition Costs
Reinsurance related expenses decreased $2.6 million to $6.2 million for the three months ended March 31, 2019 compared with $8.7 million in the prior year period. This decrease is due to fewer policies in force in 2019 compared to 2018 and better claims experience on existing policies during the first quarter of 2019 compared to the same period in 2018.
Operating, General, Administrative and Other Expenses
Operating, general, administrative and other expenses increased $1.8 million to $78.0 million for the three months ended March 31, 2019 compared with $76.2 million in the prior year period. The increase is primarily related to increased marketing and business development expenses and professional fees offset partially by decreased brokerage and trade execution costs, due to lower brokerage revenue.

Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $1.7 million to $5.0 million for the three months ended March 31, 2019 compared with $3.2 million in the prior year period. The increase in amortization expense primarily related to intangibles acquired through the Quarton acquisition in January of 2019.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $0.9 million to $1.5 million for the three months ended March 31, 2019 compared with $2.4 million in the prior year period. The decrease is due to decreased interest and dividends expense in the Consolidated Funds.
Other Income (Loss)
Other income (loss) increased $7.1 million to $40.9 million for the three months ended March 31, 2019 compared with $33.8 million in the prior year period. The increase primarily relates to an increase in performance in the Company's own invested capital. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense decreased $3.7 million to $3.2 million for the three months ended March 31, 2019 compared with an income tax expense of $6.9 million in the prior year period. This decrease is primarily attributable to the change in the Company’s income before income taxes for the respective periods.
Net Income (Loss) Attributable to Redeemable Non-controlling Interests
Net income (loss) attributable to redeemable non-controlling interests decreased $9.0 million to $2.2 million for the three months ended March 31, 2019 compared with $11.2 million in the prior year period. The decrease was primarily the result of a decrease in income earned by the Consolidated Funds in the current year period. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
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
For the three months ended March 31, 2019 and 2018, the Company's investment management business includes advisers to investment funds (including privately placed hedge funds, real estate funds and private equity structures), managed accounts, commodity pools, and registered funds operating results and other investment platforms operating results.
For the three months ended March 31, 2019 and 2018, the Company's investment bank segment includes investment banking, research, sales and trading, prime brokerage, global clearing and commission management services businesses' operating results.
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
Our Economic Income (Loss) may not be comparable to similarly titled measures used by other companies. We use Economic Income (Loss) as a measure of each segment's operating performance, not as a measure of liquidity. Economic Income (Loss) should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with US GAAP. As a result of the adjustments made to arrive at Economic Income (Loss), Economic Income (Loss) has limitations in that it does not take into account certain items included or excluded under US GAAP, including our Consolidated Funds. Economic Income (Loss) is considered by management as a supplemental measure to the US GAAP results to provide a more complete understanding of each segment's performance as measured by management. For a reconciliation of Economic Income (Loss) to US GAAP net income (loss) for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 22 to the Company's condensed consolidated financial statements included elsewhere in this Form 10-Q.
In general, Economic Income (Loss) (which is attributable to Cowen Inc.) is a pre-tax measure that (i) eliminates the impact of consolidation for Consolidated Funds and excludes (ii) goodwill and intangible impairment (iii) certain other transaction-related adjustments and/or reorganization expenses (iv) certain costs associated with debt and (v) preferred stock dividends. Economic Operating Income (Loss) represents Economic Income (Loss) before depreciation and amortization expenses. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the activist business and certain investment funds. For US GAAP purposes, all of these items, are recorded in other income (loss). Economic Income (Loss) recognizes (a) incentive fees during periods when the fees are not yet crystallized for US GAAP reporting and (b) retainer fees, relating to investment banking activities, earned during the period that would otherwise be deferred until closing for US GAAP reporting. In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
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
Our investment management business generates Economic Income (Loss) revenues through three principal sources: management fees, incentive income and investment income from our own capital. The primary drivers of management fees are committed an invested capital relating to private equity funds. Incentive income is impacted by our investment funds' performance and resulting increase or decrease in assets under management. Investment income from the Company's own capital is impacted by the performance of the investment funds and other securities in which our capital is invested.
Our investment bank segment generates Economic Income (Loss) revenues through two principal sources: investment banking and brokerage. The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from public and private small- and mid-capitalization companies within the Company's Target Sectors: healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, energy and transportation. The Company's brokerage revenues consist of commissions, principal transactions and fees paid for equity and credit research, trade conversion and commissions generated from prime brokerage services. Management reviews brokerage revenue on a combined basis as the vast majority of the revenue is derived from the same group of clients. The Company derives its brokerage revenue primarily from trading equity and equity-linked securities on behalf of institutional investors. The majority of the Company's trading gains and losses are a result of activities that support the facilitation of client orders in both listed and over-the-counter securities, although all trading gains and losses are recorded in brokerage revenue in the accompanying condensed consolidated statement of operations.
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

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

	Three Months Ended March 31,						Total Period-to-Period
	2019			2018
	Investment Management	Investment Bank	Total	Investment Management	Investment Bank	Total	$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$82,991	$82,991	$—	$93,924	$93,924	$(10,933)	(12)%
Brokerage	—	105,157	105,157	—	114,071	114,071	(8,914)	(8)%
Management fees	9,633	798	10,431	12,355	771	13,126	(2,695)	(21)%
Incentive income (loss)	16,747	—	16,747	5,197	—	5,197	11,550	222%
Investment income (loss)	7,029	9,955	16,984	11,896	2,405	14,301	2,683	19%
Other income (loss)	439	720	1,159	361	527	888	271	31%
Total economic income revenues	33,848	199,621	233,469	29,809	211,698	241,507	(8,038)	(3)%
Interest expense	2,806	3,758	6,564	3,854	2,104	5,958	606	10%
Total net revenues	$31,042	$195,863	$226,905	$25,955	$209,594	$235,549	$(8,644)	(4)%
Economic Income (Loss)
Total Economic Operating Income (Loss) (which is Economic Income (Loss) before depreciation and amortization) was $20.2 million for the three months ended March 31, 2019, a decrease of $(5.1) million compared to Economic Operating Income (Loss) of $25.3 million in the prior year period. Total Economic Income (Loss) was $17.0 million for the three months ended March 31, 2019, a decrease of $7.1 million compared to Economic Income (Loss) of $24.1 million in the prior year period.
Total Economic Income (Loss) revenues were $233.5 million for the three months ended March 31, 2019, a decrease of $8.0 million compared to Economic Income (Loss) revenues of $241.5 million in the prior year period. This was primarily related to a decrease in investment banking and brokerage activity.
Investment Management Segment Revenues
Investment Management Segment Economic Income (Loss) revenues were $33.8 million for the three months ended March 31, 2019, an increase of $4.0 million compared to Economic Income (Loss) revenues of $29.8 million in the prior year period.
Management Fees.    Management fees for the segment decreased $2.7 million to $9.6 million for the three months ended March 31, 2019 compared with $12.4 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from our activist and real estate businesses.
Incentive Income (Loss).    Incentive income for the segment increased $11.6 million to $16.7 million for the three months ended March 31, 2019 compared with $5.2 million in the prior year period. This increase was related to an increase in performance fees from the activist business offset partially by a decrease in performance fees from the merger arbitrage business.
Investment Income (Loss).    Investment income for the segment decreased $4.9 million to $7.0 million for the three months ended March 31, 2019 compared with $11.9 million in the prior year period. The decrease primarily relates to a decrease in performance of the Company's own invested capital.
Other Income (Loss).    Other income (loss) for the segment remained fairly flat at $0.4 million for the three months ended March 31, 2019 compared with income of $0.4 million in the prior year period.
Investment Bank Segment Revenues
Investment bank segment Economic Income (Loss) revenues were $199.6 million for the three months ended March 31, 2019, a decrease of $12.1 million compared with Economic Income (Loss) revenues of $211.7 million in the prior year.
Investment Banking.    Investment banking revenues decreased $10.9 million to $83.0 million for the three months ended March 31, 2019 compared with $93.9 million in the prior year period. During the three months ended March 31, 2019, the Company completed 30 capital markets transactions and nine strategic advisory transactions. During the three months ended March 31, 2018, the Company completed 36 underwriting transactions, five strategic advisory transactions and one debt capital market transaction. The implied average underwriting fee per transaction was 13.3% lower for the three months ended March 31, 2019 as compared to the prior year period.
Brokerage.    Brokerage revenues decreased $8.9 million to $105.2 million for the three months ended March 31, 2019, compared with $114.1 million in the prior year period. This was attributable to decreases in cash equity commissions, prime services revenue, commission management revenue, and non-US commissions. Customer trading volumes across the industry (according to Bloomberg) decreased 1% for the quarter ended March 31, 2019 compared to the prior year period.
Investment Income (Loss).    Investment income for the segment increased $7.6 million to $10.0 million for the three months ended March 31, 2019, compared with $2.4 million in the prior year period. The increase primarily relates to an increase in performance of the Company's own invested capital.
Other Income (Loss).    Other income (loss) for the segment increased $0.2 million to $0.7 million for the three months ended March 31, 2019, compared with $0.5 million in the prior year period.
Interest expense
Interest expense increased $0.6 million to $6.6 million for the three months ended March 31, 2019 compared with $6.0 million in the prior year period. Interest expense primarily relates to debt issued. The increase is primarily related to new debt issued in June of 2018.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses decreased $2.1 million to $207.2 million for the three months ended March 31, 2019, compared with $209.3 million in the prior year period.
Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, decreased $4.5 million to $129.7 million for the three months ended March 31, 2019 compared with $134.1 million in the prior year period. The decrease is due to $8.0 million lower revenues during 2019 as compared to 2018 which resulted in a lower compensation and benefits accrual. The compensation to revenue ratio was 56% for the three months ended March 31, 2019 compared with 56% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $0.5 million to $35.2 million for the three months ended March 31, 2019 compared with $34.7 million in the prior year period. The increase is primarily related to increased professional, advisory and other fees.
The following table shows the components of the non-compensation expenses—fixed, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Period-to-Period
	2019	2018	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$7,702	$7,548	$154	2%
Professional, advisory and other fees	6,771	5,753	1,018	18%
Occupancy and equipment	9,578	9,481	97	1%
Service fees	5,654	5,166	488	9%
Expenses from equity investments	2,108	2,876	(768)	(27)%
Other	3,392	3,852	(460)	(12)%
Total	$35,205	$34,676	$529	2%
Depreciation and amortization expenses.  Depreciation and amortization expenses increased to $5.0 million for the three months ended March 31, 2019 compared with $3.0 million in the prior year period. The increase in amortization expense primarily related to intangibles acquired through the Quarton acquisition in January of 2019.
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities, decreased $0.3 million to $37.7 million for the three months ended March 31, 2019 compared with $38.0 million in the prior year period. The decrease is related to lower brokerage and trade execution costs (which is related to lower brokerage revenue) offset partially by increased marketing and business development costs.

The following table shows the components of the non-compensation expenses—variable, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Period-to-Period
	2019	2018	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Brokerage and trade execution costs	$25,431	$28,626	$(3,195)	(11)%
HealthCare Royalty Partners syndication costs	132	132	—	—%
Expenses related to Luxembourg companies	829	771	58	8%
Marketing and business development	11,004	7,891	3,113	39%
Other	278	566	(288)	(51)%
Total	$37,674	$37,986	$(312)	(1)%
Reimbursement from Affiliates.    Reimbursements from affiliates, included within non-interest expenses, which relate to the investment management segment decreased $0.1 million to $0.3 million for the three months ended March 31, 2019 compared to $0.4 million in the prior year period.
Non-Controlling Interests
Net income (loss) attributable to redeemable non-controlling interests increased by $0.6 million to $2.7 million for the three months ended March 31, 2019 compared with $2.2 million in the prior year period. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of March 31, 2019, we had cash and cash equivalents of $235.8 million and net liquid investment assets of $532.4 million, which includes cash and cash equivalents and short-term investments held by foreign subsidiaries as of March 31, 2019 of $120.9 million. The Company continues to permanently reinvest the capital and accumulated earnings of its subsidiaries in the United Kingdom, Germany, Switzerland, Canada and Hong Kong.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year by March 15th.
As a clearing member firm providing services to certain of our brokerage customers, we are subject to cash deposit requirements with clearing organizations, brokers and banks that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At March 31, 2019, we had security deposits totaling $109.3 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures.

Unfunded commitments
The following table summarizes unfunded commitments as of March 31, 2019:

Entity	Unfunded Commitments	Commitment term
	(dollars in millions)
Real estate (a)	$24.3	(a)
HealthCare Royalty Partners funds (b)	5.9	2 years
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.)	0.1	5 years
Lagunita Biosciences, LLC	1.0	3 years
Eclipse Fund II, L.P.	0.3	6 years
Eclipse Continuity Fund I, L.P.	0.3	7 years
Cowen Healthcare Investments II LP	6.9	2 years
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
Regulation
As registered broker-dealers, Cowen and Company, Cowen Execution, ATM Execution, Cowen Prime and Westminster are subject to the SEC's Uniform Net Capital Rule 15c3-1 (“SEC Rule 15c3-1”), which requires the maintenance of minimum net capital. Each registered broker-dealer has elected to compute net capital under the alternative method permitted by the Rule. Under the alternative method, Cowen and Company's minimum net capital requirement, as defined in (a)(4) of the Rule, is $1.0 million. Cowen Execution, ATM Execution, Cowen Prime and Westminster are required to maintain minimum net capital, as defined in (a)(1)(ii) of the Rule, equal to the greater of $250,000 or 2% of aggregate debits arising from customer transactions. Cowen Securities, a registered broker-dealer, is required to maintain minimum net capital, as defined in (a)(2)(vi) of the Rule, equal to or greater than $5,000 and had less than $0.1 million excess net capital at March 31, 2019. Advances to affiliates, repayment of borrowings, distributions, dividend payments and other equity withdrawals are subject to certain notification and other requirements of the Rule and other regulatory bodies.
On February 7, 2019, FINRA approved the transfer of all of Cowen Securities’ business and personnel to Cowen and Company. Cowen Securities subsequently filed a Form BDW, pursuant to Section 15(b) of the Securities Exchange Act of 1934, with FINRA to withdraw its status as a broker-dealer given that it will no longer conduct a securities business, and the application was pending at March 31, 2019.
Cowen Prime is also subject to Commodity Futures Trading Commission Regulation 1.17 (“Regulation 1.17”). Regulation 1.17 requires net capital equal to or in excess of $45,000 or the amount of net capital required by SEC Rule 15c3-1, whichever is greater. Cowen Execution is also subject to Options Clearing Corporation ("OCC") Rule 302. OCC Rule 302 requires maintenance of net capital equal to the greater of $2,000,000 or 2% of aggregate debit items. At March 31, 2019, Cowen Execution had $114.8 million of net capital in excess of this minimum requirement.
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
As of March 31, 2019, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA requirement and excess as follows:

Subsidiary	Net Capital	Net Capital Requirement	Excess Net Capital
	(dollars in millions)
Cowen and Company	$101.5	$1.0	$100.5
Cowen Execution	$116.8	$2.0	$114.8
ATM Execution	$3.2	$0.3	$2.9
Cowen Prime	$8.4	$0.3	$8.1
Westminster	$19.4	$0.3	$19.1
Cowen International Ltd	$14.9	$9.9	$5.0
Cowen Execution Ltd	$5.0	$3.2	$1.8
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

In accordance with the requirements of SEC Rule 15c3-3, Cowen Execution may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of March 31, 2019, Cowen Execution had segregated approximately $15.1 million of cash, while its required deposit was $3.0 million.
As a clearing broker-dealer, Cowen Execution is required to compute a reserve requirement for proprietary accounts of broker-dealers (“PAB accounts”), as defined in SEC Rule 15c3-3. Cowen Execution conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEC Rule 15c3-3. This allows each correspondent firm that uses Cowen Execution as its clearing broker-dealer to classify its PAB account assets held at Cowen Execution as allowable assets in the correspondent's net capital calculation. At March 31, 2019, Cowen Execution had $25.6 million of cash on deposit in PAB Reserve Bank Accounts, which was more than its required deposit of $16.3 million.
Cowen and Company, ATM Execution, Cowen Prime and Cowen Execution also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA and Hollenfels, individually and their Luxembourg parent holding company, Ramius Enterprise Luxembourg Holdco S.à r.l., on a combined basis with the reinsurance companies, are required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each reinsurance company’s individual solvency capital ratio as well as the combined solvency capital ratio of the holding and reinsurance companies as of March 31, 2019 were in excess of this minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of March 31, 2019. RCG Insurance Company’s capital and surplus as of March 31, 2019 totaled approximately $32.1 million.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash used in operating activities of $129.7 million for the three months ended March 31, 2019 was primarily related to the (i) purchases of securities owned, at fair value in consolidated funds offset partially by proceeds from sales of securities owned, at fair value in consolidated funds and (ii) cash used in securities financing activities (securities borrowed partially offset by securities loaned). Net cash used by operating activities of $35.5 million for the three months ended March 31, 2018 was primarily related to (i) an increase in securities borrowed and payments to cover securities sold, not yet purchased, at fair value partially offset by proceeds from sales of securities sold, not yet purchased, at fair value.
Investing Activities.    Net cash used in investing activities of $49.4 million for the three months ended March 31, 2019 was primarily related to the purchase of Quarton and other investments. Net cash used in investing activities of $5.4 million for the three months ended March 31, 2018 was primarily related to loans issued and purchases of other investments partially offset by proceeds from sales of other investments.
Financing Activities.    Net cash provided by financing activities for the three months ended March 31, 2019 of $116.2 million was primarily related to capital contributions by non-controlling interests in Consolidating Funds offset partially by a repayment on convertible debt. Net cash provided by financing activities for the three months ended March 31, 2018 of $40.6 million was primarily related to borrowings on notes and other debt partially offset by capital withdrawals to non-controlling interests in Consolidated Funds.
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
The Company used the net proceeds, together with cash on hand, from the offering for general corporate purposes, including the repurchase or repayment of $115.1 million of the Company’s outstanding 3.0% cash convertible senior notes due

2019 (the "2019 Convertible Notes") and the repurchase of approximately $19.5 million of the Company’s shares of its Class A common stock, which were consummated substantially concurrently with the closing of the offering. As of March 31, 2019, the outstanding principal amount of the 2022 Convertible Notes was $135.0 million. On June 26, 2018, the Company received shareholder approval for the Company to settle the 2022 Convertible Note entirely in class A common shares. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity.
The Company recorded interest expense of $1.0 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively. The Company recognized the embedded cash conversion option at issuance date fair value, which also represents the initial unamortized discount on the 2022 Convertible Notes of $23.4 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $1.1 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively, based on an effective interest rate of 7.57%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2022 Convertible Notes.
2019 Convertible Notes
On March 10, 2014, the Company issued $149.5 million of 3.0% cash convertible senior notes (the "2019 Convertible Notes"). The 2019 Convertible Notes matured on March 15, 2019 and were fully repaid by the Company. The Company recorded interest expense of $0.1 million and $0.5 million for the three months ended March 31, 2019 and 2018. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations was $0.3 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively, based on an effective interest rate of 8.89%.
Notes Payable
2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due 2033 (the “2033 Notes”) and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the 2033 Notes. Interest on the 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $1.9 million for the three months ended March 31, 2019. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2033 Notes.
2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due 2027 (the “2027 Notes”) and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the 2027 Notes. Interest on the 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million and $2.5 million for the three months ended March 31, 2019 and 2018, respectively. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2027 Notes. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due 2021 (the "2021 Notes") and for general corporate purposes.
Term Loan
On June 30, 2017, the Company borrowed $28.2 million to fund general corporate purposes. This term loan has an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire principal amount due on June 28, 2019. The loan is secured by the value of the Company's limited partnership interests in two affiliated investment funds. The Company has provided a guarantee for this loan. The Company recorded interest expense of $0.4 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively.
Other Notes Payable
During January 2019, the Company borrowed $2.2 million to fund insurance premium payments. This note had an effective interest rate of 2.51% and was due on December 31, 2019, with monthly payment requirements of $0.2 million. As of March 31, 2019, the outstanding balance on this note was $1.6 million. Interest expense for the three months ended March 31, 2019 was insignificant.

Finance Lease Obligations
The Company has entered into various finance leases for computer equipment. The Company's finance lease right-of-use asset amounted to $6.0 million and is recorded in fixed assets in the accompanying condensed consolidated statements of financial condition. These finance lease obligations are included in notes payable and other debt in the accompanying condensed consolidated statements of financial condition, and have a weighted average lease term of 3.9 years and weighted average interest rate of 4.93% as of March 31, 2019.
As of March 31, 2019 and December 31, 2018, the remaining balance on these finance leases was $4.6 million and $5.0 million, respectively.
For the three months ended March 31, 2019, quantitative information regarding the Company's finance lease obligations reflected in the accompanying condensed consolidated statement of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Lease Cost
Finance Lease Cost:
Amortization of finance lease right-of-use assets	$368	$352
Interest on lease liabilities	63	43
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	63	43
Financing cash flows from finance leases	$394	$506
Letters of Credit
As of March 31, 2019, the Company has the following seven irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged collateral for reinsurance agreements which amounted to $1.2 million, as of March 31, 2019, and $1.0 million, as of December 31, 2018, which is anticipated to be due March 2021.

Location	Amount	Maturity
	(dollars in thousands)
Boston	$389	March 2020
New York	$358	April 2020
New York	$71	October 2019
New York	$397	October 2019
New York	$1,687	October 2019
New York	$1,611	November 2019
San Francisco	$708	October 2025
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of March 31, 2019 and 2018, there were no amounts due related to these letters of credit.

Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of March 31, 2019:

	Total	< 1 Year		1-3 Years		3-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment, Aircraft, Service and Facility Leases
Real Estate and Other Facility Rental	$124,590	$16,967		$47,098		$36,973	$23,552
Service Payments	45,112	16,420		13,757		8,604	6,331
Operating Equipment Leases	967	350		528		84	5
Aircraft Lease	420	420		—		—	—
Total	171,089	34,157		61,383		45,661	29,888
Debt
Convertible Debt	151,200	4,050		8,100		139,050	—
Notes Payable	437,189	13,420		35,786		35,786	352,197
Finance Lease Obligation	5,117	896	2,720	2,720	896	1,501	—
Term Loan	28,508	28,508		—		—	—
Other Notes Payable	2,171	2,171		—		—	—
Total	$624,185	$49,045		$46,606		$176,337	$352,197
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
The clawback obligations for the real estate fund were $6.5 million and $6.5 million at March 31, 2019 and December 31, 2018 (see Note 6 to the Company's condensed consolidated financial statements).
Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of March 31, 2019, are as follows:

	Convertible Debt	Notes Payable	Term Loan	Finance Lease Obligation
	(dollars in thousands)
2019	$4,050	$13,420	$28,508	$896
2020	4,050	17,893	—	1,360
2021	4,050	17,893	—	1,360
2022	139,050	17,893	—	1,127
2023	—	17,893	—	374
Thereafter	—	352,197	—	—
Subtotal	151,200	437,189	28,508	5,117
Less (a)	(36,101)	(207,326)	(308)	(486)
Total	$115,099	$229,863	$28,200	$4,631

(a)
Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the convertible debt.

Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of March 31, 2019. However, through indemnification provisions in our clearing agreements, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreements, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
In accordance with these standards, the Company consolidates four investment funds for which it acts as the general partner and investment manager. As of March 31, 2019, the Company consolidated the following investment funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), and Ramius Merger Arbitrage UCITS Fund ("UCITS Fund") (each a "Consolidated Fund" and collectively the "Consolidated Funds").
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

ii.
Real estate investments—Real estate debt and equity investments are valued at fair value. The fair value of real estate investments is estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date. Real estate investments without a public market are valued based on assumptions and valuation techniques used by the Company. Such valuation techniques may include discounted cash flow analysis, prevailing market capitalization rates or earnings multiples applied to earnings from the investment, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties, consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence, as well as independent external appraisals. In general, the Company considers several valuation techniques when measuring the fair value of a real estate investment. However, in certain circumstances, a single valuation technique may be appropriate. Real estate investments are reviewed on a quarterly basis by the Company for significant changes at the property level or a significant change in the overall market which would impact the value of the real estate investment resulting in unrealized appreciation or depreciation.

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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. See Note 17 "Commitments and Contingencies" in our accompanying condensed consolidated financial statements for the quarter ended March 31, 2019 for further discussion.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 2 "Recent pronouncements" in our accompanying condensed consolidated financial statements for the quarter ended March 31, 2019.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three months ended March 31, 2019, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. For a more detailed discussion concerning our market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of March 31, 2019.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2019.

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
The following information reflects developments with respect to the Company’s legal proceedings that occurred during the quarter ended March 31, 2019.
On December 27, 2013, Landol Fletcher filed a putative class action lawsuit against Convergex Holdings, LLC, Convergex Group, LLC, Cowen Execution, Convergex Global Markets Limited and G-Trade Services LLC (collectively, “Convergex”) in the United States District Court for the Southern District of New York (Landol Fletcher and all others similarly situated v. Convergex Group LLC, Cowen Execution, Convergex Global Markets Ltd., Convergex Holdings LLC, G-Trade Services LLC, & Does 1-10, No. 1:13-CV-09150-LLS). The suit alleges breaches of fiduciary duty and prohibited transactions under ERISA and seeks to maintain a class action on behalf of all ERISA plan participants, beneficiaries and named fiduciaries whose plans were impacted by net trading by Convergex Global Markets Limited from October 2006 to December 2011. On April 11, 2014, Landol Fletcher and Frederick P. Potter Jr., filed an amended complaint raising materially similar allegations. This matter was assumed by the Company as a result of the Company’s previously announced acquisition of Convergex Group, which was completed on June 1, 2017. On February 17, 2016, the District Court granted Convergex’s motion to dismiss the amended complaint. Plaintiffs filed an appeal to the Second Circuit, and the AARP and Department of Labor filed amicus briefs on plaintiffs' behalf. The appeal was argued on December 12, 2016. On February 10, 2017, the Second Circuit Court of Appeals (1) reversed the District Court, finding that plaintiff has constitutional standing in a “representative” capacity to sue for damages to the ERISA defined benefit plan in which he is a participant, and (2) remanded to the District Court to reconsider, in light of the Circuit Court’s decision, the issue whether plaintiff has standing to pursue claims on behalf of ERISA plans in which plaintiff is not a participant. Convergex filed a petition for rehearing, and the Court of Appeals denied the petition. On

June 30, 2017, the Company filed a notice of motion and memorandum of law in support of a motion to stay the proceedings in the District Court pending resolution of its petition for writ of certiorari, which the Company intended to file with the U.S. Supreme Court. On August 16, 2017, the District Court granted the Company’s motion to stay the proceedings in the District Court pending resolution of the Company’s petition for writ of certiorari. On September 1, 2017, the Company filed a petition with the United States Supreme Court for a writ of certiorari requesting review of the decision of the Court of Appeals. On January 8, 2018, the U.S. Supreme Court denied the Company’s petition for a writ of certiorari. The previously granted stay of the proceedings in the District Court has been lifted, and the case is proceeding in the District Court. Status conferences were held on April 6, 2018, October 12, 2018, and December 4, 2018. On March 15, 2019, the Company filed a motion to dismiss the plaintiff’s amended complaint. We are indemnified against losses arising from this matter pursuant to, and subject to, the provisions of the purchase agreement relating to the acquisition of Convergex Group. Because the case is in its preliminary stages, the Company cannot predict the outcome at this time, but it does not currently expect this case to have a material effect on its financial position or its results of operations.
Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
As of March 31, 2019, the Company's Board of Directors has a share repurchase program that authorizes the Company to purchase up to $178.6 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the three months ended March 31, 2019, the Company repurchased 315,400 shares, at an average price of $14.77 per share, of Cowen Class A stock through the share repurchase program.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended March 31, 2019. Board approval of repurchases is based on dollar amount. As a result, the Company cannot estimate the number of shares that may yet be purchased.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month 1 (January 1, 2019 – January 31, 2019)
Common stock repurchases(1)	—	$—	—	$10,000,465
Employee transactions(2)	1,032	14.37	—	—
Other (3)	3,331	14.52	—	—
Total	4,363	$14.48	—

Month 2 (February 1, 2019 – February 28, 2019)
Common stock repurchases(1)	—	$—	—	$10,000,465
Employee transactions(2)	1,461	15.03	—	—
Other (3)			—	—
Total	1,461	$15.03	—

Month 3 (March 1, 2019 – March 31, 2019)
Common stock repurchases(1)	315,400	$14.77	315,400	$5,342,862
Employee transactions(2)	320,734	14.45	—	—
Other (3)	—	—	—	—
Total	636,134	$14.61

Total (January 1, 2019 – March 31, 2019)
Common stock repurchases(1)	315,400	$14.77	315,400	$5,342,862
Employee transactions(2)	323,227	14.45	—	—
Other (3)	3,331	14.52	—	—
Total	641,958	$14.61	315,400

(1)	The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $178.6 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards or other similar transactions.

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

COWEN INC.
		By:	/s/ JEFFREY M. SOLOMON
		Name:	Jeffrey M. Solomon
		Title:	Chief Executive Officer

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	May 2, 2019	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)