Form 10-Q
period 2019-06-30
COWEN INC.
filed 2019-08-01
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-34516
Cowen Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	27-0423711 (I.R.S. Employer Identification No.)
599 Lexington Avenue New York, New York (Address of Principal Executive Offices)	10022 (Zip Code)
(646) 562-1000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	COWN	The Nasdaq Global Market
7.35% Senior Notes due 2027	COWNZ	The Nasdaq Global Market
7.75% Senior Notes due 2033	COWNL	The Nasdaq Global Market
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
As of July 31, 2019, there were 29,516,652 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in “Management's Discussion and Analysis of Financial Condition and Results of Operations”) that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as “may,” “might,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “possible,” “potential,” “intend,” “seek” or “continue,” the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of this periodic report on Form 10-Q for the quarterly period ended June 30, 2019.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three and six months ended June 30, 2019 and 2018. The Consolidated Financial Statements as of December 31, 2018 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
Assets	As of June 30, 2019	As of December 31, 2018
Cash and cash equivalents	$182,400	$259,148
Cash collateral pledged	7,097	6,318
Segregated cash	139,070	176,647
Securities owned, at fair value ($224,264 and $57,583 were pledged to various parties)	900,346	520,888
Receivable on derivative contracts, at fair value	32,220	25,125
Securities borrowed	1,390,366	407,795
Other investments ($146,133 and $141,236 at fair value, respectively)	200,297	181,407
Deposits with clearing organizations, brokers and banks	97,723	89,423
Receivable from brokers, dealers and clearing organizations, net of allowance of $780 and $472, respectively	617,368	786,113
Receivable from customers, net of allowance of $563 and $516, respectively	87,480	37,858
Fees receivable, net of allowance of $915 and $1,569, respectively	126,500	111,946
Due from related parties	29,007	33,870
Fixed assets, net of accumulated depreciation and amortization of $29,684 and $31,630, respectively	27,728	26,443
Operating lease right-of-use assets	101,628	—
Goodwill	137,728	60,678
Intangible assets, net of accumulated amortization of $44,633 and $38,093, respectively	40,604	24,943
Deferred tax asset, net	86,464	93,057
Other assets, net of allowance of $11 and $0, respectively	105,265	79,014
Consolidated Funds
Cash and cash equivalents	3,357	38,118
Securities owned, at fair value	345,292	187,633
Receivable on derivative contracts, at fair value	4,454	4,416
Other investments	177,828	186,395
Receivable from brokers	19,524	8,328
Other assets	2,436	740
Total Assets	$4,862,182	$3,346,303
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$438,584	$195,307
Payable for derivative contracts, at fair value	22,445	16,082
Securities loaned	1,492,986	414,852
Payables to brokers, dealers and clearing organizations	241,012	228,731
Payable to customers	428,146	525,153
Commission management payable	96,731	95,270
Compensation payable	117,634	223,994
Operating lease liabilities	106,873	—
Notes payable and other debt	315,290	262,965
Convertible debt	116,273	134,489
Fees payable	45,881	22,565
Due to related parties	675	571
Accounts payable, accrued expenses and other liabilities	162,921	110,423
Consolidated Funds
Payable for derivative contracts, at fair value	2,616	1,663
Payable to brokers	11,126	23,521
Capital withdrawals payable	4,759	11,106
Accounts payable, accrued expenses and other liabilities	494	424
Total Liabilities	$3,604,446	$2,267,116

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
	As of June 30, 2019	As of December 31, 2018
(continued)
Commitments and Contingencies (Note 17)
Redeemable non-controlling interests	$440,312	$284,780
Stockholders' equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of June 30, 2019 (aggregate liquidation preference of $120,750,000) and 10,000,000 shares authorized, 120,750 shares issued and outstanding as of December 31, 2018 (aggregate liquidation preference of $120,750,000), respectively	$1	$1
Class A common stock, par value $0.01 per share: 62,500,000 shares authorized, 46,144,900 shares issued and 29,480,287 outstanding as of June 30, 2019 and 62,500,000 shares authorized, 43,774,731 shares issued and 28,437,860 outstanding as of December 31, 2018, respectively (including 174,285 and 253,772 restricted shares, respectively)	334	324
Class B common stock, par value $0.01 per share: 62,500,000 authorized, no shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	1,093,898	1,062,877
(Accumulated deficit) retained earnings	(22,449)	(34,648)
Accumulated other comprehensive income (loss)	(3)	(5)
Less: Class A common stock held in treasury, at cost, 16,664,613 and 15,336,871 shares as of June 30, 2019 and December 31, 2018, respectively	(254,357)	(234,142)
Total Stockholders' Equity	$817,424	$794,407
Total Liabilities and Stockholders' Equity	$4,862,182	$3,346,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Investment banking	$114,705	$84,826	$194,811	$182,814
Brokerage	111,382	103,285	208,845	209,018
Management fees	7,039	7,373	14,180	14,790
Incentive income	8	48	23	64
Interest and dividends	40,047	25,109	69,139	51,063
Reimbursement from affiliates	254	336	542	713
Aircraft lease revenue	—	419	—	1,134
Reinsurance premiums	14,331	9,226	20,922	17,873
Other revenues	930	876	1,991	2,212
Consolidated Funds
Interest and dividends	3,449	3,075	5,774	6,271
Other revenues	19	—	34	5
Total revenues	292,164	234,573	516,261	485,957
Interest and dividends expense	39,528	24,306	68,612	48,846
Total net revenues	252,636	210,267	447,649	437,111

Expenses
Employee compensation and benefits	135,984	131,845	266,172	266,985
Brokerage and trade execution costs	27,124	28,902	52,770	59,100
Underwriting expenses	6,406	4,785	9,537	8,848
Professional, advisory and other fees	13,620	5,819	23,861	12,843
Service fees	5,659	4,852	11,323	10,047
Communications	8,278	7,106	16,359	14,672
Occupancy and equipment	10,454	10,384	20,376	20,245
Depreciation and amortization	4,952	3,194	9,908	6,419
Client services and business development	11,884	7,865	23,185	16,096
Goodwill impairment	4,100	—	4,100	—
Reinsurance claims, commissions and amortization of deferred acquisition costs	10,782	9,924	16,944	18,655
Other expenses	5,638	5,591	9,653	9,672
Consolidated Funds
Interest and dividends	1,356	2,479	2,223	4,390
Professional, advisory and other fees	373	345	518	557
Brokerage and trade execution costs	35	89	88	153
Other expenses	467	236	884	480
Total expenses	247,112	223,416	467,901	449,162
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	3,910	16,719	42,994	32,688
Gain/(loss) on debt extinguishment	—	(556)	—	(556)
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	6,536	28,268	9,180	44,004
Net realized and unrealized gains (losses) on derivatives	(719)	2,119	(1,481)	4,594
Net gains (losses) on foreign currency transactions	(35)	598	(59)	252
Total other income (loss)	9,692	47,148	50,634	80,982
Income (loss) before income taxes	15,216	33,999	30,382	68,931
Income tax expense (benefit)	5,073	3,993	8,250	10,916
Net income (loss)	10,143	30,006	22,132	58,015

Cowen Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(continued)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds	4,331	24,607	6,537	35,763
Net income (loss) attributable to Cowen Inc.	5,812	5,399	15,595	22,252
Preferred stock dividends	1,698	1,698	3,396	3,396
Net income (loss) attributable to Cowen Inc. common stockholders	$4,114	$3,701	$12,199	$18,856

Weighted average common shares outstanding:
Basic	29,769	29,769	29,766	29,688
Diluted	31,522	30,720	31,572	30,460
Earnings (loss) per share:
Basic	$0.14	$0.12	$0.41	$0.64
Diluted	$0.13	$0.12	$0.39	$0.62

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Net income (loss)		$10,143		$30,006		$22,132		$58,015
Other comprehensive income (loss), net of tax:
Foreign currency translation	2		—		2		1
Total other comprehensive income (loss), net of tax		2		—		2		1
Comprehensive income (loss)		$10,145		$30,006		$22,134		$58,016

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, March 31, 2019	29,580,687	$334	120,750	$1	$(243,519)	$1,084,534	$(5)	$(26,563)	$814,782	$418,277
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	5,812	5,812	—
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds	—	—	—	—	—	—	—	—	—	4,331
Foreign currency translation	—	—	—	—	—	—	2	—	2	—
Capital contributions	—	—	—	—	—	—	—	—	—	40,622
Capital withdrawals	—	—	—	—	—	—	—	—	—	(22,918)
Restricted stock awards issued	585,383	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(685,783)	—	—	—	(10,838)	—	—	—	(10,838)
Preferred stock dividends, $0.06/share (See Note 19)	—	—	—	—	—	—	—	(1,698)	(1,698)	—
Amortization of share-based compensation	—	—	—	—	—	9,364	—	—	9,364	—
Balance, June 30, 2019	29,480,287	$334	120,750	$1	$(254,357)	$1,093,898	$(3)	$(22,449)	$817,424	$440,312

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, March 31, 2018	29,517,218	$324	120,750	$1	$(200,915)	$1,014,904	$(7)	$(55,520)	$758,787	$392,326
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	5,399	5,399	—
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	24,607
Capital contributions	—	—	—	—	—	—	—	—	—	10,876
Capital withdrawals	—	—	—	—	—	—	—	—	—	(15,742)
Restricted stock awards issued	558,723	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(466,469)	—	—	—	(7,094)	—	—	—	(7,094)	—
Preferred stock dividends (See Note 19)	—	—	—	—	—	—	—	(1,698)	(1,698)	—
Embedded cash conversion option (See Note 19)	—	—	—	—	—	28,973	—	—	28,973	—
Amortization of share-based compensation	—	—	—	—	—	8,840	—	—	8,840	—
Balance, June 30, 2018	29,609,472	$324	120,750	$1	$(208,009)	$1,052,717	$(7)	$(51,819)	$793,207	$412,067

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2018	28,437,860	$324	120,750	$1	$(234,142)	$1,062,877	$(5)	$(34,648)	$794,407	$284,780
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	15,595	15,595	—
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds	—	—	—	—	—	—	—	—	—	6,537
Foreign currency translation	—	—	—	—	—	—	2	—	2	—
Capital contributions	—	—	—	—	—	—	—	—	—	202,595
Capital withdrawals	—	—	—	—	—	—	—	—	—	(53,600)
Restricted stock awards issued	1,336,819	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(1,327,742)	—	—	—	(20,215)	—	—	—	(20,215)	—
Common stock issuance upon acquisition (See Note 3)	1,033,350	10	—	—	—	14,436	—	—	14,446	—
Preferred stock dividends, $0.06/share (See Note 19)	—	—	—	—	—	—	—	(3,396)	(3,396)	—
Embedded cash conversion option, net of tax (See Note 19)	—	—	—	—	—	(596)	—	—	(596)	—
Amortization of share-based compensation	—	—	—	—	—	17,181	—	—	17,181	—
Balance, June 30, 2019	29,480,287	$334	120,750	$1	$(254,357)	$1,093,898	$(3)	$(22,449)	$817,424	$440,312

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2017	29,632,020	$324	120,750	$1	$(186,846)	$1,004,664	$(8)	$(70,116)	$748,019	$440,604
Cumulative effect of the adoption of the new revenue recognition standard (See Note 2)	—	—	—	—	—	—	—	(559)	(559)	—
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	22,252	22,252	—
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	35,763
Foreign currency translation	—	—	—	—	—	—	1	—	1	—
Capital contributions	—	—	—	—	—	—	—	—	—	19,136
Capital withdrawals	—	—	—	—	—	—	—	—	—	(50,877)
Deconsolidation of entity	—	—	—	—	—	—	—	—	—	(32,559)
Restricted stock awards issued	1,439,755	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(1,462,303)	—	—	—	(21,163)	—	—	—	(21,163)	—
Preferred stock dividends (See Note 19)	—	—	—	—	—	—	—	(3,396)	(3,396)	—
Embedded cash conversion option (See Note 19)	—	—	—	—	—	28,973	—	—	28,973	—
Amortization of share-based compensation	—	—	—	—	—	19,080	—	—	19,080	—
Balance, June 30, 2018	29,609,472	$324	120,750	$1	$(208,009)	$1,052,717	$(7)	$(51,819)	$793,207	$412,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands (unaudited)
	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$22,132	$58,015
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	9,908	6,419
Amortization of debt issuance costs	509	656
Amortization of debt discount	2,419	2,871
Noncash lease expense	(1,632)	—
Gain / (loss) on extinguishment of debt	—	652
Share-based compensation	17,181	19,080
Change in deferred taxes	5,997	10,953
Deferred rent obligations	—	(939)
Net loss (gain) on disposal of fixed assets	97	155
Goodwill impairment	4,100	—
Purchases of securities owned, at fair value	(900,815)	(2,525,789)
Proceeds from sales of securities owned, at fair value	751,611	2,779,569
Proceeds from sales of securities sold, not yet purchased, at fair value	639,630	1,789,059
Payments to cover securities sold, not yet purchased, at fair value	(590,363)	(1,940,907)
Proceeds from the sale of other investments	8,174	3,870
Net (gains) losses on securities, derivatives and other investments	(42,314)	(28,237)
Consolidated Funds
Purchases of securities owned, at fair value	(1,421,720)	(306,995)
Proceeds from sales of securities owned, at fair value	1,280,181	344,079
Purchases of other investments	(2,798)	(1,414)
Proceeds from sales of other investments	17,168	10,289
Net realized and unrealized (gains) losses on investments and other transactions	(22,496)	(47,628)
(Increase) decrease in operating assets:
Securities owned, at fair value, held at broker-dealer	(201,355)	(89,077)
Receivable on derivative contracts, at fair value	(7,095)	43,982
Securities borrowed	(982,571)	(104,973)
Deposits with clearing organizations, brokers and banks	(8,300)	(660)
Receivable from brokers, dealers and clearing organizations	168,745	(159,702)
Receivable from customers, net of allowance	(49,622)	(5,321)
Fees receivable, net of allowance	(7,285)	(32,917)
Due from related parties	4,862	2,448
Other assets	(27,269)	13,027
Consolidated Funds
Cash and cash equivalents	34,816	5,590
Receivable on derivative contracts, at fair value	(38)	882
Receivable from brokers	(11,196)	(3,294)
Other assets	(963)	(91)
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	177,006	30,292
Payable for derivative contracts, at fair value	6,363	10,097
Securities loaned	1,078,134	(22,365)
Payable to brokers, dealers and clearing organizations	12,281	(11,510)
Payable to customers	(97,007)	168,099
Commission management payable	1,461	21,721
Compensation payable	(119,012)	(28,644)
Fees payable	23,316	15,562
Due to related parties	(4,646)	4
Accounts payable, accrued expenses and other liabilities	18,221	6,747

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands (unaudited)
	Six Months Ended June 30,
	2019	2018

(continued)
Consolidated Funds
Payable to brokers	(12,395)	1,241
Payable for derivative contracts, at fair value	953	(6,085)
Accounts payable, accrued expenses and other liabilities	(144)	225
Net cash provided by / (used in) operating activities	(225,771)	29,036
Cash flows from investing activities:
Purchases of other investments	(9,513)	(20,227)
Purchase of business (See Note 3)	(48,581)	—
Proceeds from sales of other investments	12,867	13,295
Proceeds from loans held for investment	—	13
Purchase of fixed assets	(3,666)	(1,397)
Net cash provided by / (used in) investing activities	(48,893)	(8,316)
Cash flows from financing activities:
Repayments on convertible debt	(20,860)	(13,500)
Deferred debt issuance cost	(1,480)	(3,883)
Borrowings on notes and other debt	55,175	105,516
Repayments on notes and other debt	(5,051)	(2,987)
Purchase of treasury stock	(8,079)	(10,862)
Contingent liability payment	(1,235)	(570)
Capital contributions by redeemable non-controlling interests in operating entities	11,110	200
Capital withdrawals to redeemable non-controlling interests in operating entities	(1,346)	(1,113)
Consolidated Funds
Capital contributions by redeemable non-controlling interests in Consolidated Funds	191,485	18,937
Capital withdrawals to redeemable non-controlling interests in Consolidated Funds	(58,601)	(58,136)
Net cash provided by / (used in) financing activities	161,118	33,602
Change in cash and cash equivalents	(113,546)	54,322
Cash and cash equivalents, including cash collateral pledged and segregated cash, beginning of period	442,113	264,208
Cash and equivalents at end of period:
Cash and cash equivalents	182,400	207,708
Cash collateral pledged	7,097	15,513
Segregated cash	139,070	95,309
Cash and cash equivalents, including cash collateral pledged and segregated cash, end of period	$328,567	$318,530
Supplemental information
Cash paid during the year for interest	$52,260	$39,061
Cash paid during the year for taxes	$3,580	$2,233
Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (See Note 19)	$12,015	$8,376
Preferred stock dividends declared (See Note 19)	$3,396	$3,396
Net assets (liabilities) acquired upon acquisition (net of cash)	$90,727	$—
Transfer of investment from consolidated funds, securities owned, fair value to securities owned, fair value	$—	$8,820
Initial recognition of operating lease right-of-use assets	$103,694	$—
Initial recognition of operating lease liabilities	$110,505	$—
Noncash transfer of net assets from Unconsolidated Master Fund to Consolidated Fund	$97,655	$—
Net decrease in redeemable non-controlling interests in Consolidated Funds due to deconsolidation of consolidated fund (See Note 2)	$—	$32,559
Separately recognized conversion option reclassification from a derivative liability to equity (Note 19)	$—	$28,973
Common stock issuance upon close of acquisition (see Note 3)	$14,446	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

1. Organization and Business
Cowen Inc., a Delaware corporation formed in 2009, is a diversified financial services firm that, together with its consolidated subsidiaries (collectively, "Cowen" or the "Company"), provides investment management, investment banking, research, sales and trading, prime brokerage, global clearing and commission management services through its two business segments: the Operating Company (“Op Co”) and the Asset Company (“Asset Co”).
The Op Co segment consists of four divisions: the Cowen Investment Management (“CIM”) division, the Investment Banking division, the Markets division and the Research division. The Company refers to the Investment Banking division, the Markets division and the Research division combined as its investment banking businesses. Op Co’s CIM division includes advisers to investment funds (including privately placed hedge funds and private equity structures) and registered funds. Op Co's investment banking businesses offer investment banking, research, sales and trading, prime brokerage, global clearing and commission management services to companies and primarily institutional investor clients. Op Co's investment banking businesses’ primary target sectors ("Target Sectors") are healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, energy and transportation.
The Asset Co segment consists of certain of the Company’s private investments, private real estate business and other legacy multi-sector long/short equity strategies. The focus of Asset Co is to drive future monetization of the invested capital of the segment.
Change in Segments
As noted in the prior reporting period, the Company continually monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments. Because of the change in the Chief Operating Decision Maker (“CODM”) of the Company at the end of 2017, the Company experienced a strategic shift to refocus the Company’s businesses on a set of differentiated products which are aligned to the content and insight within the Company’s domain of expertise.
During the second quarter of 2019, the Company realigned the business and reportable segment information that the CODM regularly reviews to evaluate performance for operating decision-making purposes, including evaluation and allocation of resources.  As a result, the Company changed its segment reporting structure based on the Company's domain expertise as a driver of balance sheet harmonization and repeatable revenues for its operating business versus the Company’s long-term monetization strategies.
As a result of the change in segments, effective for the quarter ended June 30, 2019, the Company has the following business segments:

•
The Op Co segment consists of four divisions: Cowen Investment Management, Investment Banking, Markets, and Research. Each of Op Co’s four divisions leverage the Research division’s core domain expertise to drive harmonized repeatable revenue for the segment.

–
The CIM division offers innovative investment products and solutions across the liquidity spectrum to institutional and private clients. CIM offers investors access to a number of strategies to meet their specific needs including merger arbitrage, activism, healthcare royalties, private healthcare investing and private sustainable investing which leverage the content and domain expertise that are aligned with the Company's core areas of expertise ("Cowen DNA").

–	The Investment Banking division includes public and private capital raising transactions and providing strategic advisory services.

–
The Markets division includes trading equity and equity-linked securities on behalf of institutional investors as well as a full-service suite of prime brokerage services, cross-asset trading, securities finance, global execution, clearing and commission management businesses.

–
The Research division provides the thought leadership and domain expertise that drives Cowen DNA. The research content that is created helps to facilitate brokerage revenue in the Markets division, drive deal flow in the Investment Banking division and facilitate investor relationships and investing within CIM’s innovative investment products and solutions.

•
The Asset Co segment consists of certain of the Company’s private investments, private real estate business and other legacy multi-strategy funds. While the Asset Co segment is not a reportable segment, the Company will provide segment level information for Asset Co.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
In accordance with these standards, the Company consolidates four investment funds for which it acts as the general partner and investment manager. As of June 30, 2019, the Company consolidated the following investment funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), and Ramius Merger Arbitrage UCITS Fund ("UCITS Fund") (each a "Consolidated Fund" and collectively the "Consolidated Funds").
The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting operating entity ("VOE") or a variable interest entity ("VIE") under US GAAP.
Voting Operating Entities—VOEs are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently, (ii) the equity holders at risk have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity's economic performance and (iii) voting rights of equity holders are proportionate to their obligation to absorb losses or the right to receive returns.
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
The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of June 30, 2019, the total assets and total liabilities of the consolidated VIEs were $606.2 million and $11.2 million, respectively. As of December 31, 2018, the total assets and total liabilities of the consolidated VIEs were $468.0 million and $40.5 million, respectively. The increase is primarily related to other investors' subscriptions which increased overall VIEs net assets. The VIEs act as investment managers and/or investment companies that may be managed by the

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Company or the Company may have equity interest in those investment companies. The VIEs are financed through their operations and/or loan agreements with the Company.
As of June 30, 2019, the Company held a variable interest in Ramius Merger Master Fund Ltd ("Merger Master") (the “Unconsolidated Master Fund”) through the Consolidated Funds. As of December 31, 2018, the Company held variable interests in Ramius Enterprise Master Fund Ltd (“Enterprise Master”) and Ramius Merger Master Fund Ltd ("Merger Master") (collectively the “Unconsolidated Master Funds”) through the Consolidated Funds. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.
In the ordinary course of business, the Company also sponsors various other entities that it has determined to be VIEs. These VIEs are primarily investment funds for which the Company serves as the general partner, managing member and/or investment manager with decision-making rights.
The reason that the Company does not consolidate the Unconsolidated Master Fund or real estate funds that are VIEs is due to the Company's conclusion that it is not the primary beneficiary in each instance. Investment fund investors are entitled to all of the economics of these VIEs with the exception of the management fee and incentive income, if any, earned by the Company. The company has equity interests in the funds as both GP and Limited partner. In these instances the Company has concluded that the variable interests are not potentially significant to the VIE. Although the Company may advance amounts and pay certain expenses on behalf of the investment funds that it considers to be VIEs, it does not provide, nor is it required to provide, any type of substantive financial support to these entities outside of regular investment management services (see Note 6 for additional disclosures on VIEs).
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
Retention of Specialized Accounting—The Consolidated Funds and certain other consolidated companies are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these investment funds pursuant to US GAAP. The Company reports its investments on the condensed consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying condensed consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker-dealer subsidiaries, Cowen and Company, LLC ("Cowen and Company"), Cowen Execution Services LLC ("Cowen Execution"), Westminster Research Associates LLC ("Westminster"), Cowen Execution Services Limited ("Cowen Execution Ltd"), ATM Execution LLC ("ATM Execution"), Cowen International Limited ("Cowen International Ltd"), and Cowen Prime Services LLC ("Cowen Prime") apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP. The Company also retains specialized accounting upon consolidation.

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
The Company and its operating subsidiaries act as the manager for the Consolidated Funds. Both the Company and the Consolidated Funds hold certain investments which are valued by the Company, acting as the investment manager. The fair value of these investments is generally estimated based on proprietary models developed by the Company, which include discounted cash flow analysis, public market comparables, and other techniques and may be based, at least in part, on independently sourced market information. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. Significant judgment and estimation impact the selection of an appropriate valuation methodology as well as the assumptions used in these models, and the timing and actual values realized with respect to investments could be materially different from values derived based on the use of those estimates. The valuation methodologies applied impact the reported value of the Company's investments and the investments held by the Consolidated Funds in the condensed consolidated financial statements. Certain of the Company's investments are relatively illiquid or thinly traded and may not be immediately liquidated on demand if needed. Fair values assigned to these investments may differ significantly from the fair values that would have been used had a ready market for the investments existed and such differences could be material.
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
Other investments—Other investments consist primarily of investment funds, real estate investments and equity method investments, which are valued as follows:

i.
Portfolio funds—Portfolio funds (“Portfolio Funds”) include interests in private investment partnerships, foreign investment companies and other collective investment vehicles which may be managed by the Company or its affiliates. The Company follows US GAAP regarding fair value measurements and disclosures relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). The guidance permits, as a practical expedient, an entity holding investments in certain entities that (a) do not have readily determinable fair values, (b) are investments in an investment company within the scope of ASC 946 Financial Services - Investment Companies (“ASC 946”) and (c) whose NAV is calculated in a manner consistent with the measurement principles of ASC 946 as of the reporting date, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. In accordance with US GAAP, investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy.

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
Management and incentive fees are earned as the managing member, general partner and/or investment manager to the Company's investment funds and are recognized in accordance with appropriate revenue recognition guidance (see Note 2(l)).

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
Fees and interest received or paid are recorded in interest and dividends income and interest and dividends expense, respectively, on an accrual basis in the accompanying condensed consolidated statements of operations. In cases where the fair value basis of accounting is elected, any resulting change in fair value would be reported in net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations. Accrued interest income and expense are recorded in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, on an accrual basis in the accompanying condensed consolidated statements of financial condition. At June 30, 2019 and December 31, 2018, the Company did not have any securities lending transactions for which fair value basis of accounting was elected.

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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Asset	Depreciable Lives	Depreciation and/or Amortization Method
Telephone and computer equipment	3-5 years	Straight-line
Computer software	3-8 years	Straight-line
Furniture and fixtures	5 years	Straight-line
Leasehold improvements	Term of Lease	Straight-line
Finance lease right-of-use asset	5 years	Straight-line

i.	Goodwill and intangible assets
Goodwill
Goodwill represents the excess of the purchase price consideration of acquired companies over the estimated fair value assigned to the individual assets acquired and liabilities assumed. Goodwill is allocated to the Company's reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it generally no longer retains its identification with a particular acquisition but instead becomes identifiable with the reporting unit. As a result, all of the fair value of each reporting unit is available to support the value of goodwill allocated to the unit.
In January 2017, the FASB issued guidance that simplifies the subsequent measurement of goodwill. The new guidance eliminated Step 2 from the goodwill impairment test which was required in computing the implied fair value of goodwill. Instead, under the new amendments, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company early adopted these amendments during the second quarter of 2019 in conjunction with a quantitative goodwill test performed due to the Company’s change in operating segments and restructuring of reporting units. See Note 11 for the impact of the goodwill impairment test.
In accordance with US GAAP, inclusive of the newly adopted amendments, the Company tests goodwill for impairment on an annual basis or at an interim period if events or changed circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that fair value exceeds its carrying amount, then performing a quantitative impairment test is not necessary. If the Company concludes otherwise, the Company is required to perform a quantitative impairment test that requires a comparison of the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, the related goodwill is not considered impaired and no further analysis is required. If the carrying value of the reporting unit exceeds its fair value, then the Company recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. See Note 11 for further discussion.
Intangible assets
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

k.	Right-of-use assets and lease liabilities
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
The Company determines if an arrangement is or contains a lease at inception. The Company’s operating lease arrangements are primarily for real estate and facility leases as well as office equipment. The Company has applied an accounting policy election to combine its lease and nonlease components for its real estate and facility leases. ROU assets represent the Company’s right to use the underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company's variable lease payments consist of nonlease services related to the lease. Variable lease payments are excluded from the right-of-use asset and lease liabilities to the extent they are not based on consumer priced index or a market index and are recognized in the period in which the obligation for those payments is incurred. As most of the Company's leases do not provide an implicit rate and the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Right-of-use assets also include any lease payments made and exclude lease incentives. Many of the Company's operating lease agreements include options to extend the lease, which the Company does not include in the determination of the minimum lease term unless the options are reasonably certain to be exercised. Expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.
The Company reconciles the operating lease expense with operating lease payments by presenting the amortization of the operating ROU asset and change in the operating lease liability in a single line item within the adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.
Please refer to Note 18 for information on the Company’s finance leases (formerly capital leases).
l.    Revenue recognition
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
The Company's principle sources of revenue are generated within two segments: Op Co and Asset Co as more fully described below. Revenue from contracts with customers includes management fees, incentive income, investment banking revenue and brokerage services revenue excluding principal transactions. ASC Topic 606 does not apply to revenue associated

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

with financial instruments, interest income and expense, leasing and insurance contracts. The following is a description of principal activities, separated by business segments, from which the Company generates its revenue. For more detailed information about reportable segments, see Note 22.
Operating Company
The Op Co segment generates revenue through five principle sources: investment banking revenue, brokerage revenue, management fees, incentive income and investment income from the Company's own capital. Investment income is excluded from ASC Topic 606.
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

•
Underwriting fees. The Company earns underwriting fees in securities offerings in which the Company acts as an underwriter, such as initial public offerings, follow-on equity offerings, debt offerings, and convertible securities offerings. Fee revenue relating to underwriting commitments is recorded at the point in time when all significant items relating to the underwriting process have been completed and the amount of the underwriting revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer's registration statement has become effective with the SEC or the other offering documents are finalized; (ii) the Company has made a firm commitment for the purchase of securities from the issuer; (iii) the Company has been informed of the number of securities that it has been allotted; and (iv) the issuer obtains control and benefits of the offering; which generally occurs on trade date.

Underwriting fees are recognized gross of transaction-related expenses, and such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction.

•
Strategic/financial advisory fees. The Company's strategic advisory revenue includes success fees earned in connection with advising companies, principally in mergers, acquisitions and restructuring transactions. The Company also earns fees for related advisory work such as providing fairness opinions. A significant portion of the Company's advisory revenue (i.e., success related advisory fees) is considered variable consideration and recognized when it is probable that the variable consideration will not be reversed in a future period. The variable consideration is constrained until satisfaction of the performance obligation. The Company records strategic advisory revenues at the point in time, gross of related expenses, when the services for the transactions are completed or the contract is canceled under the terms of each assignment or engagement.

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

•
Commissions. Commission revenue includes fees from executing and clearing client transactions and commission sharing arrangements. Trade execution and clearing services, when provided together, represent a single performance

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

obligation as the services are not separately identifiable in the context of the contract. Commission revenues associated with combined trade execution and clearing services on a standalone basis, are recognized at a point in time on trade-date. Commissions revenues are generally paid on settlement date and the Company records a receivable between trade-date and payment on settlement date. The Company permits institutional customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as "soft dollar arrangements". The Company also offers institutional clients the ability to allocate a portion of their gross commissions incurred on trades executed with various brokers to pay for research products and other services provided by third parties by entering into commission sharing arrangements. The Company acts as an agent in the soft dollar and commission sharing arrangements as the customer controls the use of the soft dollars and directs payments to third-party service providers on its behalf. Accordingly, amounts allocated to soft dollar arrangements are netted against commission revenues and recorded on trade date. Commissions on soft dollar brokerage are recorded net of the related expenditures. The costs of commission sharing arrangements are recorded for each eligible trade and shown net of commission revenue.

•
Principal transactions. Principal transactions revenue includes net trading gains and losses from the Company's market-making activities in over-the-counter equity and fixed income securities, trading of convertible securities, and trading gains and losses on inventory and other Company positions, which include securities previously received as part of investment banking transactions. In certain cases, the Company provides liquidity to clients by buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a short duration.

•
Equity and credit research fees. Equity and credit research fees are paid to the Company for providing its equity and credit research. In the US, revenue is recognized once an arrangement exists, access to research has been provided and the customer has benefited from the research. As part of MiFID II, the Company’s international broker-dealers have executed equity and credit research contacts with its clients. The contracts either contain a fixed price for providing access to research or a price at the discretion of the customer with a contract minimum. Fixed equity and credit research fees are recognized over the contract period as the customer is benefiting from the research throughout the contracts term. When the equity and credit research fees are based on the customer’s discretion with a contract minimum, the Company recognizes the contract minimum over the life of the contract as the customer benefits from the research provided and adjusts the revenue when the Company can estimate the amount of equity and credit research fees over the contract minimum. Additionally, the Company earns variable consideration for attending client conferences and events. Revenue is recognized when the Company attends a client conference or event.

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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

•
Hedge Funds. Management fees for the Company's hedge funds are generally charged at an annual rate of up to 2% of utilized invested capital, committed capital or notional trading level. Management fees are generally calculated monthly at the end of each month.

•
Private Equity Funds. Management fees for the Company's private equity or debt funds are generally charged at an annual rate of 1% to 2% of committed capital during the investment period (as defined in the relevant partnership agreement). After the investment period, management fees for these private equity funds are generally charged at an annual rate of 0.5% to 2% of the net asset value or the aggregate cost basis of the unrealized investments held by the private equity funds.  For certain other private equity funds (and managed accounts), the management fees range from 0.2% to 1% and there is no adjustment based on the investment period.  Management fees for the Company's private equity funds are generally paid on a quarterly basis.

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
Investment Income
Investment income earned by the Op Co segment is earned from investing the Company's capital in various strategies which align to existing businesses within Op Co and from investments in private capital raising transactions of its investment banking clients.
Asset Company
The Asset Co segment generates revenue through three principle sources: management fees, incentive income and investment income from the Company's own capital. Investment income is excluded from ASC Topic 606.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
Management fees are generally paid on a quarterly basis and are prorated for capital inflows (or commitments) and redemptions (or distributions) and are recognized as revenue at that time as they relate specifically to the services provided in that period, which are distinct from the services provided in other periods. While some investors may have separately negotiated fees, in general, the management fees are as follows:

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

Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management or partnership agreement) related to certain of the Company's investment funds and managed accounts.  The incentive income is either allocated to the Company or is charged to the investment funds in accordance with their corresponding investment management or partnership agreement. For the hedge funds the Company offers, incentive income earned is typically up to 20% (in certain cases on performance in excess of a benchmark) of the net profits earned for the full year that are attributable to each fee-paying investor.  For the private equity and debt fund products the Company offers, the carried interest earned is typically up to 20% of the distributions made to investors after return of their contributed capital and generally a preferred return.
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

The Company recognizes incentive income charged to the Company's hedge funds based on the net profits of the hedge funds. The Company recognizes such incentive income when the fees are no longer subject to reversal or are crystalized. For certain  hedge funds, the incentive fee crystallizes annually when the high-water mark for such hedge funds is reset, which delays recognition of the incentive fee until year end. In periods following a period of a net loss attributable to an investor, the Company generally does not earn incentive income on any future profits attributable to such investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a “high-water mark.”
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

the equity method of accounting are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations.
Investment Income
Investment income earned by the Asset Co segment is earned from investing the Company's capital in various strategies.
Revenue from contracts with customers
For the three and six months ended June 30, 2019 and 2018, the following tables presents revenues from contracts with customers disaggregated by fee type and segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Revenue from contracts with customers	Operating Company
Investment Banking
Underwriting fees	$75,169	$62,751	$123,204	$134,519
Strategic/financial advisory fees	11,131	14,498	31,676	28,858
Placement and sales agent fees	23,515	7,577	33,013	19,437
Expense reimbursements from clients	4,890	—	6,918	—
Total Investment Banking Revenue	114,705	84,826	194,811	182,814
Brokerage
Commissions	96,341	91,008	181,116	185,303
Trade conversion revenue	4,559	5,815	8,665	9,337
Equity and credit research fees	5,355	5,724	8,945	9,563
Total Brokerage Revenue from Customers	106,255	102,547	198,726	204,203
Management Fees	6,796	6,287	13,439	12,960
Incentive Income	8	48	8	64
Total revenue from contracts with customers - Op Co	$227,764	$193,708	$406,984	$400,041

	Asset Company
Management Fees	243	1,086	741	1,830
Incentive Income	—	—	15	—
Total revenue from contracts with customers - Asset Co	243	1,086	756	1,830
Total revenue from contracts with customers	$228,007	$194,794	$407,740	$401,871
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
Reimbursement from affiliates
The Company allocates, at its discretion, certain expenses incurred on behalf of its investment management businesses. These expenses relate to the administration of such subsidiaries and assets that the Company manages for its investment funds. In addition, pursuant to the investment funds' offering documents, the Company charges certain allowable expenses to the investment funds, including charges and personnel costs for legal, compliance, accounting, tax compliance, risk and technology expenses that directly relate to administering the assets of the investment funds. Such expenses that have been reimbursed at their actual costs are included in the accompanying condensed consolidated statements of operations as employee compensation and benefits, professional, advisory and other fees, communications, occupancy and equipment, client services and business development and other expenses.

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
m.    Recent pronouncements
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
In 2018, the FASB issued final guidance aligning the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date, which may lower their cost and reduce volatility in the income statement. The guidance became effective during the first quarter of 2019 and impacted the Company’s recognition and measurement of the retention bonus pool established in connection with the Company’s acquisition of Quarton International AG, which include share based payment to employees and nonemployees. Please refer to Note 3 for more information.
In 2017, the FASB issued guidance to amend the amortization period for certain purchased callable debt securities held at a premium. Under prior guidance, entities generally amortized the premium as an adjustment of yield over the contractual life of the instrument. The new guidance shortened the amortization period for the premium to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This guidance became effective during the first quarter of 2019; however, the guidance did not have an impact on the Company's financials as it does not have investments in callable debt securities measured on an amortized cost basis.
In 2017, the FASB issued guidance that simplifies the subsequent measurement of goodwill. The new guidance eliminated Step 2 from the goodwill impairment test which was required in computing the implied fair value of goodwill. Instead, under the new amendments, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company early adopted these amendments during the second quarter of 2019. Please refer to Note 2i for more information.
In 2016, the FASB issued guidance that amends and supersedes its previous guidance regarding leases. The new guidance requires the lessee to recognize the right to use lease assets and lease liabilities that arise from leases greater than one year, and

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

present them in its statement of financial condition. The guidance became effective during the first quarter of 2019. Please refer to Note 2k for more information.
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
In June 2016, the FASB issued guidance that impacts the impairment model for certain financial assets measured at amortized cost by requiring a current expected credit loss (“CECL”) methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. CECL will replace the loss model currently applicable to loans, held to maturity securities and other receivables carried at amortized cost. The guidance also eliminates the concept of other-than-temporary impairment for available-for-sale securities. Impairments on available-for-sale securities will be required to be recognized in earnings through an allowance, when the fair value is less than amortized cost and a credit loss exists or the securities are expected to be sold before recovery of amortized cost. Under the accounting update, there may be an ability to determine there are no expected credit losses in certain circumstances, e.g., based on collateral arrangements for lending and financing transactions or based on the credit quality of the borrower or issuer. For public companies, the guidance is effective for reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements and does not expect this guidance to have a material impact.
3. Acquisition
On January 2, 2019 (the "Acquisition Date"), the Company, together with its indirect wholly owned subsidiaries, Cowen International Ltd and Cowen QN Acquisition LLC, completed its previously announced acquisition (the "Acquisition") of Quarton International AG through the acquisition of all of the outstanding equity interest of Quarton International AG’s affiliated combining companies, Quarton Management AG, Quarton International Europe AG, Quarton Partners, LLC and Quarton Securities GP, LLC (which owns a formerly U.S. Securities Exchange Commission ("SEC") registered broker-dealer that was subsequently renamed to Cowen Securities L.P. ("Cowen Securities") (see Note 23), comprising the U.S. and European operations of the acquired combining companies (collectively "Quarton"). Quarton is a group of leading global financial advisory companies serving the middle market. Quarton's operations were primarily conducted through eight entities based in the United States, Switzerland, and Germany.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
The table below summarizes the purchase price allocation of net tangible and intangible assets acquired and liabilities assumed as of January 2, 2019:

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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Amortization expense for the three and six months ended June 30, 2019 was $2.2 million and $4.5 million, respectively, and is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The estimated amortization expense related to these intangible assets in future periods is as follows:

(dollars in thousands)
2019	$4,454
2020	8,908
2021	2,608
2022	1,775
2023	—
Thereafter	—
$17,745
In addition to the purchase price consideration, for the three and six months ended June 30, 2019, the Company has incurred acquisition related expenses of $0.1 million and $1.1 million, respectively, including financial advisory, legal and valuation services, which are included in professional, advisory and other fees in the accompanying condensed consolidated statements of operations.
Included in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2019 are revenues of $6.9 million and $12.2 million, respectively, and net income of $0.8 million and $2.4 million, respectively, related to the results of operations of Quarton.
Subsequent to the acquisition, Quarton's businesses were integrated within the Op Co segment of the Company and therefore they are included within their respective line items in the accompanying condensed consolidated statements of operations. The following table provides supplemental pro forma financial information for the three and six months ended June 30, 2018, as if the acquisition were completed as of January 1, 2018. This unaudited supplemental pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's financial results would have been had the acquisition been completed on January 1, 2018, nor does it purport to be indicative of any future results.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(dollars in thousands, except per share data)
Net revenues	$218,625	$454,962
Net income (loss) attributable to Cowen Inc. common stockholders	3,057	19,888

Net income (loss) per common share:
Basic	$0.10	$0.65
Diluted	0.10	0.63
4. Cash Collateral Pledged
As of June 30, 2019 and December 31, 2018, the Company pledged cash collateral in the amount of $5.2 million and $5.3 million, respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston, Stamford and San Francisco. The Company also has pledged collateral for reinsurance agreements which amounted to $1.9 million, as of June 30, 2019, and $1.0 million, as of December 31, 2018, which is released annually between March 2020 and March 2023 based on the policy periods covered by the reinsurance agreements (see Note 18).
5. Segregated Cash
As of June 30, 2019 and December 31, 2018, cash segregated in compliance with federal regulations and other restricted deposits of $139.1 million and $176.6 million, respectively, consisted of cash deposited in Special Reserve Accounts for the exclusive benefit of customers under SEC Rule 15c3-3 and cash held in accounts designated as Special Reserve Bank Accounts for Proprietary Accounts of Broker-Dealers ("PAB").

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
As of June 30, 2019 and December 31, 2018, securities owned, at fair value consisted of the following:

	As of June 30, 2019	As of December 31, 2018
	(dollars in thousands)
Common stock	$824,881	$472,299
Preferred stock	9,772	5,617
Warrants and rights	9,874	7,990
Government bonds (a)	12,892	13,398
Corporate bonds (d)	24,625	13,041
Convertible bonds (b) (c)	6,318	3,000
Term loan (b)	1,496	—
Trade claims (b)	10,488	5,543
	$900,346	$520,888

(a)
As of June 30, 2019, maturities range from August 2019 to October 2019 with an interest rate of 0%. As of December 31, 2018, maturities ranged from April 2019 to August 2019 with an interest rate of 0%.

(b)
The Company has elected the fair value option for investments in securities of trade claims, convertible bond and term loan with a fair value of $10.5 million, $6.3 million and $1.5 million, respectively, at June 30, 2019. The Company has elected the fair value option for investments in securities of trade claims and convertible bond at a fair value of $5.5 million and $3.0 million, respectively, at December 31, 2018.

(c)	As of June 30, 2019, maturities range from April 2020 to May 2024 with an interest rate of 8%. As of December 31, 2018, the maturity was June 2020 with an interest rate of 8%.

(d)
As of June 30, 2019, maturities ranged from October 2019 to March 2038 and interest rates ranged from 4.88% to 10.75%. As of December 31, 2018, maturities ranged from April 2019 to April 2049 and interest rates ranged from 2% to 15.50%.

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
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of June 30, 2019		As of December 31, 2018
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$—	$—	$42,288	$334
Currency forwards	$105,769	279	$395	1
Swaps	$121,469	9,440	$13,702	917
Options other (a)	325,493	22,501	654,506	23,130
Pay to hold	$—	—	$—	743
		$32,220		$25,125

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(a) Includes index, equity, commodity future and cash conversion options.

Payable for derivative contracts	As of June 30, 2019		As of December 31, 2018
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$29,986	$434	$—	$—
Currency forwards	$960	1	$96,406	709
Swaps	$79,407	2,231	$52,905	2,162
Options other (a)	136,420	19,779	90,730	13,211
		$22,445		$16,082
(a) Includes index, equity, commodity future and cash conversion options.
The following tables present the gross and net derivative positions and the related offsetting amount, as of June 30, 2019 and December 31, 2018. This table does not include the impact of over-collateralization.

				Gross amounts not offset in the Condensed Consolidated Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of June 30, 2019
Receivable on derivative contracts, at fair value	$32,220	$—	$32,220	$—	$9,719	$22,501
Payable for derivative contracts, at fair value	22,445	—	22,445	—	2,232	20,213

As of December 31, 2018
Receivable on derivative contracts, at fair value	$25,125	$—	$25,125	$—	$1,662	$23,463
Payable for derivative contracts, at fair value	16,082	—	16,082	—	2,871	13,211

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of collateral held or posted.
The realized and unrealized gains/(losses) related to derivatives trading activities were $(1.8) million and $6.1 million for the three months ended June 30, 2019 and 2018 and $(4.0) million and $14.0 million for the six months ended June 30, 2019 and 2018, respectively, and are included in other income in the accompanying condensed consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, except for the cash convertible note hedge (see Note 18), exchange traded derivatives, and certain options, the Company is required to post/receive collateral. As of June 30, 2019 and December 31, 2018, collateral consisting of $8.6 million and $11.2 million of cash is included in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, on the accompanying condensed consolidated statements of financial condition. As of June 30, 2019 and December 31, 2018, all derivative contracts were with multiple major financial institutions.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Other investments
As of June 30, 2019 and December 31, 2018, other investments included the following:

	As of June 30, 2019	As of December 31, 2018
	(dollars in thousands)
Portfolio Funds, at fair value (1)	$146,133	$141,236
Equity method investments (2)	54,164	40,171
	$200,297	$181,407
(1) Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of June 30, 2019 and December 31, 2018, included the following:

	As of June 30, 2019	As of December 31, 2018
	(dollars in thousands)
Starboard Value and Opportunity Fund LP (c)(*)	$36,585	$32,579
Formation8 Partners Fund I, L.P. (f)	33,613	34,099
RCG Longview Debt Fund V, L.P. (g)(*)	2,110	4,394
RCG Longview II LP (g) (*)	4,461	4,400
Cowen Healthcare Investments II LP (i) (*)	23,925	21,717
Eclipse Ventures Fund I, L.P. (b)	4,580	4,412
HealthCare Royalty Partners LP (a)(*)	1,368	1,833
Lagunita Biosciences, LLC (d)	5,054	3,833
RCG IO Renergys Sarl (i) (*)	868	6,369
Starboard Leaders Fund LP (e)(*)	1,454	1,230
Eclipse SPV I, LP (j)(*)	1,447	1,447
RCG Longview Equity Fund, LP (g) (*)	795	802
RCG Longview Debt Fund VI, LP (g) (*)	2,003	1,586
RCG Park Liberty GP Member LLC (g) (*)	1,102	1,023
HealthCare Royalty Partners II LP (a)(*)	1,653	1,037
RCGL PE MPA, LLC (g)(*)	646	618
RCG LPP2 PNW5 Co-Invest, L.P. (h)(*)	12	296
Other private investment (k)(*)	19,900	15,898
Other affiliated funds (l)(*)	4,557	3,663
	$146,133	$141,236
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

(e)
Starboard Leaders Fund LP does not permit withdrawals, but instead allows terminations with respect to capital commitments upon 30 days' prior written notice at any time following the first anniversary of an investor's initial capital contribution.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(f)
Formation8 Partners Fund I, L.P. is a private equity fund which invests in early stage and growth transformational information and energy technology companies. Distributions will be made when the underlying investments are liquidated.

(g)
RCG Longview Debt Fund V, L.P., RCG Longview II LP, RCG Park Liberty GP Member LLC, RCG Longview Equity Fund, LP, RCGL PE MPA, LLC and RCG Longview Debt Fund VI, LP are real estate private equity structures. The timing of distributions depends on the nature of the underlying investments and therefore will be made either quarterly or when the underlying investments are liquidated.

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

(j)
Eclipse SPV I, L.P. is a co-investment vehicle organized to invest in a private company focused on software-driven automation projects.  Distributions will be made when the underlying investments are liquidated.

(k)	Other private investment represents the Company's closed end investment in a Portfolio Fund that invests in a wireless broadband communication provider in Italy.

(l)	The majority of these investment funds are affiliates of the Company or are managed by the Company and the investors can redeem from these funds as investments are liquidated.

(2)	Equity method investments
Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 1% to 56%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in RCG Longview Partners II, LLC and 40% in Surf House Ocean Views Holdings, LLC (which is a joint venture in a real estate development project). The operating agreement that governs the management of day-to-day operations and affairs of these entities stipulates that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these entities requires the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current Accounting Standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments are the investments in (a) HealthCare Royalty Partners General Partners and (b) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of several activist investment funds and related managed accounts. As part of its equity method investment in operating companies, the Company incurs certain expenses on behalf of its equity method investees. These expenses reflect direct and indirect costs associated with the respective business and are included in their respective line items in the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2019 and 2018, the Company incurred $2.0 million and $2.1 million of these costs, respectively. For the six months ended June 30, 2019 and 2018, the Company incurred $4.7 million and $4.0 million, of these costs, respectively. The Company recorded no impairment charges in relation to its equity method investments for the six months ended June 30, 2019 and 2018.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes equity method investments held by the Company:

	As of June 30, 2019	As of December 31, 2018
	(dollars in thousands)
Surf House Ocean Views Holdings, LLC	$8,493	$7,589
Starboard Value LP	27,472	12,699
RCG Longview Debt Fund V Partners, LLC	4,845	11,000
RCG Longview Management, LLC	4,407	1,167
RCG Longview Debt Fund VI Partners LLC	1,431	1,254
HealthCare Royalty GP, LLC	112	149
HealthCare Royalty GP II, LLC	280	176
RCG Longview Debt Fund IV Management, LLC	331	331
HealthCare Royalty GP III, LLC	2,016	1,573
Triartisan ES Partners LLC	1,026	1,500
Triartisan PFC Partners LLC	1,000	—
RCG Kennedy House, LLC	131	131
RCG Longview Equity Management, LLC	107	114
RCG LPP II GP, LLC	94	272
RCG Park Liberty GP Member Manager, LLC	1,248	1,248
Other	1,171	968
	$54,164	$40,171
For the period ended June 30, 2019, one equity method investment has met the significance criteria as defined under Regulation S-X Rule 4-08(g) of the SEC guidance ("Reg S-X 4-08(g)"). As such, the Company is presenting the following summarized financial information for the significant investee for the periods ended June 30, 2019 and December 31, 2018, and three and six months ended June 30, 2019 and 2018, and such information is as follows:

	As of June 30, 2019	As of December 31, 2018
	(dollars in thousands)
Assets
Cash	$532	$37
Performance & management fee receivable	81,031	16,594
Investments	4,211	3,599
Liabilities	—	—
Equity	$85,774	$20,230

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Revenues	$10,144	$21,356	$78,723	$25,926
Expenses	—	—	—	—
Net realized and unrealized gains (losses)	102	191	662	242
Net Income	$10,246	$21,547	$79,385	$26,168
As of June 30, 2019 and December 31, 2018, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in such fund. This obligation is due to a change in unrealized value of the real estate fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective real estate fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.5 million and $6.5 million as of June 30, 2019 and December 31, 2018, respectively.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company's income (loss) from equity method investments was $4.0 million and $8.0 million for the three months ended June 30, 2019 and 2018, and $20.3 million and $11.9 million for the six months ended June 30, 2019 and 2018, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations.
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying condensed consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of June 30, 2019 and December 31, 2018, securities sold, not yet purchased, at fair value consisted of the following:

	As of June 30, 2019	As of December 31, 2018
	(dollars in thousands)

Common stock	$409,034	$194,305
Corporate bonds (a)	2,581	750
Government bonds (b)	4,681	—
Preferred stock	2,088	199
Warrants and rights	20,200	53
	$438,584	$195,307

(a)
As of June 30, 2019, the maturities ranged from October 2020 to May 2029 and interest rates ranged from 1.88% to 15.50%. As of December 31, 2018, the maturities ranged from October 2022 to January 2034 and interest rates ranged from 2.25% to 9.38%.

(b)	As of June 30, 2019, the maturities ranged from October 2019 to March 2038 and interest rates ranged from 7.00% to 8.25%.
Securities lending and borrowing transactions
The following tables present the contractual gross and net securities borrowing and lending agreements and the related offsetting amount as of June 30, 2019 and December 31, 2018.

				Gross amounts not offset on the Condensed Consolidated Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Additional Amounts Available	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of June 30, 2019
Securities borrowed	$1,390,366	$—	$1,390,366	$—	$1,343,751	$—	$46,615
Securities loaned	1,492,986	—	1,492,986	—	1,445,362	—	47,624

As of December 31, 2018
Securities borrowed	$407,795	$—	$407,795	$—	$383,593	$—	$24,202
Securities loaned	414,852	—	414,852	—	391,310	—	23,542

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of cash collateral held/posted.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged as of June 30, 2019 and December 31, 2018:

	Open and Overnight	Up to 30 days	31 - 90 days	Greater than 90 days	Total
	(dollars in thousands)
As of June 30, 2019
Securities loaned
Common stock	$1,195,846	$—	$—	$—	$1,195,846
Corporate bonds	297,140	—	—	—	297,140
As of December 31, 2018
Securities loaned
Common stock	$414,852	$—	$—	$—	$414,852
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $6.1 billion and $331.8 million as of June 30, 2019 and $5.1 billion and $157.6 million as of December 31, 2018, respectively. The carrying value of the Company's exposure to loss for these variable interest entities as of June 30, 2019 was $224.1 million, and as of December 31, 2018 was $301.4 million, all of which is included in other investments, at fair value in the accompanying condensed consolidated statements of financial condition. The exposure to loss primarily relates to the Consolidated Funds' investment in their Unconsolidated Master Funds and the Company's investment in unconsolidated investment companies. Additionally, the Company’s maximum exposure to loss for the variable interest entities noted above as of June 30, 2019 and December 31, 2018, was $256.2 million and $332.4 million, respectively.  The maximum exposure to loss often differs from the carrying value of exposure to loss of the variable interests. The maximum exposure to loss is dependent on the nature of the variable interests in the VIEs and is limited to the notional amounts of certain commitments and guarantees.

b.	Consolidated Funds
Securities owned, at fair value
As of June 30, 2019 and 2018, securities owned, at fair value, held by the Consolidated Funds consisted of the following:

	As of June 30, 2019	As of December 31, 2018

	(dollars in thousands)
Preferred stock	$24,322	$24,314
Common stock	236,066	95,565
Government bonds (a)	—	38,377
Corporate bonds (b)	78,630	24,098
Warrants and rights	6,274	5,279
	$345,292	$187,633

(a)	As of December 31, 2018, maturities ranged from January 2019 to April 2019 and interest rates were 0%.

(b)
As of June 30,2019, maturities ranged from May 2022 to November 2025 and interest rates ranged from 4.87% to 6.50%. As of December 31, 2018, maturities ranged from August 2020 to March 2026 and interest rates ranged from 5.88% to 7.63%.

Receivable on derivative contracts
As of June 30, 2019 and December 31, 2018, receivable on derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	As of June 30, 2019	As of December 31, 2018
	(dollars in thousands)
Currency forwards	$379	$186
Equity swaps	1,273	2,477
Options	2,802	1,753
	$4,454	$4,416
Payable for derivative contracts
As of June 30, 2019 and December 31, 2018, payable for derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of June 30, 2019	As of December 31, 2018
	(dollars in thousands)
Currency forwards	$103	$96
Equity swaps	2,405	713
Options	108	854
	$2,616	$1,663
Other investments, at fair value
Investments in Portfolio Funds, at fair value
As of June 30, 2019 and December 31, 2018, investments in Portfolio Funds, at fair value, included the following:

	As of June 30, 2019	As of December 31, 2018
	(dollars in thousands)
Investments of Enterprise LP	$99,493	$97,656
Investments of Merger Fund	78,335	88,739
	$177,828	$186,395
Consolidated portfolio fund investments of Enterprise LP
On May 12, 2010, the Company announced its intention to close Enterprise Master. Enterprise LP operated under a “master-feeder” structure up until January 1, 2019, when Enterprise Master distributed its capital to each feeder and was liquidated. As of June 30, 2019, the consolidated investments in Portfolio Funds include Enterprise LP's investment in RCG Special Opportunities Fund, Ltd which is a portfolio fund that invests in a limited number of private equity investment directly as well as through affiliated portfolio funds. As of December 31, 2018, the consolidated investments in Portfolio Funds included Enterprise LP's investment of $97.7 million in Enterprise Master. Prior to liquidation, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. There are no unfunded commitments at Enterprise LP.
Consolidated portfolio fund investments of Merger Fund
The Merger Fund operates under a “master-feeder” structure, whereby Ramius Merger Master Ltd.'s ("Merger Master") shareholders are Merger Fund and Ramius Merger Fund Ltd. The consolidated investments in Portfolio Funds include Merger Fund's investment of $78.3 million and $88.7 million in Merger Master as of June 30, 2019 and December 31, 2018, respectively. The Merger Master’s investment objective is to achieve consistent absolute returns while emphasizing the preservation of investor capital. The Merger Master seeks to achieve these objectives by taking a fundamental, research-driven approach to investing, primarily in the securities of issuers engaged in, or subject to, announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master invests in the securities of one or more issuers engaged in or subject to such extraordinary corporate transactions. Merger Master typically

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

seeks to derive a profit by realizing the price differential, or “spread,” between the market price of securities purchased or sold short and the market price or value of securities realized in connection with the completion or termination of the extraordinary corporate transaction, or in connection with the adjustment of market prices in anticipation thereof, while seeking to minimize the market risk associated with the aforementioned investment activities. Merger Master will, depending on market conditions, generally focus the majority of its investment program on announced transactions. If the investment manager of Merger Master considers it necessary, it may either alone or as part of a group, also initiate shareholder actions seeking to maximize value. Such shareholder actions may include, but are not limited to, re-orienting management’s focus or initiating the sale of the company (or one or more of its divisions) to a third party. There are no unfunded commitments at Merger Fund.
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of June 30, 2019 and December 31, 2018, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There was one indirect concentration that exceeded 5% of the Company's equity as of June 30, 2019 and one at December 31, 2018.
Through its investments in a Consolidated Fund and combined with direct Company investments, the Company maintained exposure to a particular investment which accounted for 5% or more of the Company's equity.

	Investment's percentage of the Company's equity
	Issuer	Security Type	Country	Industry	Percentage of Equity	Market Value
						(dollars in thousands)
As of June 30, 2019	Linkem	Equity	Italy	Wireless Broadband	8.82%	$72,036
As of December 31, 2018	Linkem	Equity	Italy	Wireless Broadband	8.36%	$66,439
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master and Merger Master
At December 31, 2018, Enterprise LP's investment in Enterprise Master represented Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. Merger Fund's investment in Merger Master represents Merger Fund's proportionate share of Merger Master's net assets; as a result, the investment balances of Merger Master reflected below may exceed the net investment which Merger Fund has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master and Merger Master as of June 30, 2019 and December 31, 2018:
Securities owned by Enterprise Master, at fair value

As of December 31, 2018
(dollars in thousands)
Common stock	$469
$469
Portfolio Funds, owned by Enterprise Master, at fair value

		As of December 31, 2018
	Strategy	(dollars in thousands)
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	$111,548
Other Private Investments	Various	846
		$112,394

*	Affiliates of the Company.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Merger Master

	As of June 30, 2019	As of December 31, 2018
	(dollars in thousands)
Securities owned by Merger Master, at fair value
Common stock	$324,742	$162,811
Corporate bonds	70,194	116,488
	$394,936	$279,299

Securities sold, not yet purchased, by Merger Master, at fair value
Common stock	$111,074	$9,610
	$111,074	$9,610
Receivable on derivative contracts, at fair value, owned by Merger Master

	As of June 30, 2019	As of December 31, 2018

Description	(dollars in thousands)
Options	$4,291	$3,450
Equity swaps	102	5,320
	$4,393	$8,770
Payable for derivative contracts, at fair value, owned by Merger Master

	As of June 30, 2019	As of December 31, 2018
Description	(dollars in thousands)
Options	$194	$1,430
Currency forwards	37,309	270
Equity swaps	347	28
	$37,850	$1,728
7. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of June 30, 2019 and December 31, 2018:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Assets at Fair Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned, at fair value
Government bonds	$12,892	$—	$—	$12,892
Preferred stock	2,371	—	7,401	9,772
Common stock	811,041	2,834	11,006	824,881
Convertible bonds	—	—	6,318	6,318
Corporate bonds	—	23,850	775	24,625
Trade claims	—	—	10,488	10,488
Term Loan	—	1,496	—	1,496
Warrants and rights	9,279	—	595	9,874
Receivable on derivative contracts, at fair value
Currency forwards	—	279	—	279
Swaps	—	9,440	—	9,440
Options	22,501	—	—	22,501
Consolidated Funds
Securities owned, at fair value
Preferred stock	—	—	24,322	24,322
Common stock	235,049	—	1,017	236,066
Corporate bonds	—	78,630	—	78,630
Warrants and rights	—	—	6,274	6,274
Receivable on derivative contracts, at fair value
Currency forwards	—	379	—	379
Equity swaps	—	1,273	—	1,273
Options	2,802	—	—	2,802
	$1,095,935	$118,181	$68,196	$1,282,312
Percentage of total assets measured at fair value on a recurring basis	85.5%	9.2%	5.3%
Portfolio Funds measured at net asset value (a)				146,133
Consolidated Funds' Portfolio Funds measured at net asset value (a)				177,828
Equity method investments				54,164
Total investments				$1,660,437

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased, at fair value
Government bonds	$—	$4,681	$—	$4,681
Common stock	409,034	—	—	409,034
Corporate bonds	—	2,581	—	2,581
Preferred stock	2,088	—	—	2,088
Warrants and rights	20,200	—	—	20,200
Payable for derivative contracts, at fair value
Futures	434	—	—	434
Currency forwards	—	1	—	1
Swaps	—	2,231	—	2,231
Options	17,000	—	2,779	19,779
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	29,536	29,536
Consolidated Funds
Payable for derivative contracts, at fair value
Currency forwards	—	103	—	103
Options	108	—	—	108
Equity swaps	—	2,405	—	2,405
	$448,864	$12,002	$32,315	$493,181
Percentage of total liabilities measured at fair value	91.0%	2.4%	6.6%
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
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during the second quarter of 2016 and the first quarter of 2019, the Company is required to pay to the sellers a portion of future net income and/or revenues of the acquired businesses, if certain targets are achieved through the periods ended December 2019 and December 2023, respectively. For the acquisition closed during 2016, the Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. For the acquisition that closed during 2019, the Company estimated the contingent consideration liability using the present value of the monte carlo simulated revenue. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of June 30, 2019 can range from $1.6 million to $40.0 million.

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
The following table includes a roll forward of the amounts for the three and six months ended June 30, 2019 and 2018 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2019
	Balance at March 31, 2019	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2019	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$7,157	$—	$—		$1,243	$(1,000)	$1	$7,401	$1
Common stock	4,951	—	—		12,896	(6,519)	(322)	11,006	(325)
Convertible bonds	5,000		(2,025)	(b)	9,971	(6,692)	64	6,318	64
Corporate bond	261	—	—		514	—	—	775	—
Options, liability	1,733	—	—		—	—	1,046	2,779	1,046
Warrants and rights	454	—	—		—	—	141	595	141
Trade claims	5,487	—	—		5,095	(96)	2	10,488	—
Contingent consideration liability	29,536	—	—		—	—	—	29,536	—
Consolidated Funds
Preferred stock	24,322	—	—		—	—	—	24,322	—
Common stock	1,017	—	—		—	—	—	1,017	—
Warrants and rights	4,708	—	—		—	—	1,566	6,274	1,566

	Three Months Ended June 30, 2018
	Balance at March 31, 2018	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2018	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$8,817	$—	$—		$—	$(217)	$(1,178)	$7,422	$(1,817)
Common stock	7,400	—	—		221	(1,200)	(572)	5,849	(547)
Options, liability	21,395	—	(28,973)	(c)	—	(259)	8,138	301	8,138
Warrants and rights	1,702	—	(374)	(b)	—	(143)	71	1,256	(1,176)
Trade claims	5,955	—	—		—	(334)	78	5,699	14
Lehman claim	312	—	—		—	—	(17)	295	(18)
Contingent consideration liability	3,440	—	—		—	(570)	—	2,870	—
Consolidated Funds
Preferred stock	11,893	—	—		3,066	—	9,355	24,314	9,356
Common stock	50	—	—		—	—	44	94	43
Warrants and rights	5,254	—	—		(1,340)	—	824	4,738	(516)

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2019
	Balance at December 31, 2018	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2019	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$5,168	$—	$—		$3,243	$(1,000)	$(10)	$7,401	$(10)
Common stock	9,850	—	—		14,158	(12,472)	(530)	11,006	(332)
Convertible bonds	3,000	—	(2,025)	(b)	14,971	(9,692)	64	6,318	64
Corporate bond	—	—	—		775	—	—	775	—
Options, liability	2,096	—	—		—	(4)	687	2,779	687
Warrants and rights	1,666	—	—		—	(116)	(955)	595	32
Trade claims	5,543	—	—		5,095	(152)	2	10,488	—
Contingent consideration liability	3,070	—	—		27,700	(1,234)	—	29,536	—
Consolidated Funds
Preferred stock	24,314	—	—		—	—	8	24,322	8
Common stock	94	—	—		407	—	516	1,017	516
Warrants and rights	5,279	—	—		—	(1,088)	2,083	6,274	995

	Six Months Ended June 30, 2018
	Balance at December 31, 2017	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2018	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$8,115	$—	$—		$1,415	$(695)	$(1,413)	$7,422	$(1,331)
Common stock	7,570	—	—		531	(1,333)	(919)	5,849	(959)
Convertible bonds	282	—	—		—	(307)	25	—	—
Options, asset	1,455	—	—		—	(1,455)	—	—	—
Options, liability	22,401	—	(28,973)	(c)	—	(259)	7,132	301	7,132
Warrants and rights	2,517	—	(374)	(b)	—	(143)	(744)	1,256	(666)
Trade claim	5,950	—	—		—	(334)	83	5,699	20
Lehman claim	301	—	—		—	—	(6)	295	(6)
Contingent consideration liability	3,440	—	—		—	(570)	—	2,870	—
Consolidated Funds
Preferred stock	50,445	—	(38,552)	(a)	3,066	—	9,355	24,314	9,356
Common stock	50	—	—		—	—	44	94	43
Warrants and rights	3,568	—	(20)	(a)	(1,340)	—	2,530	4,738	1,190
(1) Unrealized gains/losses are reported in other income (loss) in the accompanying condensed consolidated statements of operations.
(a) The Company deconsolidated an investment fund.
(b) The investments were converted to common stock.
(c) On June 26, 2018, the Company received shareholder approval which allows the Company to settle its convertible note (see Note 18) entirely in class A common shares. Upon receiving shareholder approval, the
Company reclassified the embedded conversion option, associated with the convertible debt, to equity. (see Note 19).
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
During the six months ended June 30, 2019 and 2018, there were no transfers between level 1 and level 2 assets and liabilities.
The following table includes quantitative information as of June 30, 2019 and December 31, 2018 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2019	Valuation Techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$325	Discounted cash flows	Discount rate	8%
Trade claims	27	Discounted cash flows	Discount rate	20%
Warrants and rights	6,865	Model based Discounted cash flows	Volatility Discount rate	30% 6% to 7%
Corporate and convertible bonds	514	Discounted cash flows Recovery	Discount rate Probability of recovery	20% 15% to 70%
Other level 3 assets (a)	60,465
Total level 3 assets	$68,196
Level 3 Liabilities
Options	2,779	Option pricing models	Volatility	35% to 40%
Contingent consideration liability	29,536	Discounted cash flows Monte Carlo simulation	Discount rate Volatility	14%-23% 14%-20%
Total level 3 liabilities	$32,315

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2018	Valuation Techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$4,323	Guideline companies/Discounted cash flows	Discount rate Market multiples	8%-14% 6.5x to 7x
Trade claims	25	Discounted cash flows	Discount rate	20%
Warrants and rights	1,666	Model based Discounted cash flows	Discount rate	7% to 9%
Other level 3 assets (a)	48,900
Total level 3 assets	$54,914
Level 3 Liabilities
Options	2,096	Option pricing models	Volatility	35% to 40%
Contingent consideration liability	3,070	Discounted cash flows	Projected cash flow and discount rate	23%
Total level 3 liabilities	$5,166

(a)	The quantitative disclosures exclude financial instruments for which the determination of fair value is based on prices from recent transactions.
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

Cowen Inc.
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
Other financial assets and liabilities
The following table presents the carrying values and fair values, at June 30, 2019 and December 31, 2018, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value see Note 2.

	June 30, 2019				December 31, 2018				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$182,400		$182,400		$259,148		$259,148		Level 1
Cash collateral pledged	7,097		7,097		6,318		6,318		Level 2
Segregated cash	139,070		139,070		176,647		176,647		Level 1
Securities borrowed	1,390,366		1,343,751		407,795		383,593		Level 2
Loans receivable	36,190		36,190	(d)	36,021		36,021	(d)	Level 3
Consolidated Funds
Cash and cash equivalents	3,357		3,357		38,118		38,118		Level 1
Financial Liabilities
Securities loaned	1,492,986		1,445,362		414,852		391,310		Level 2
Convertible debt	116,273	(a)	157,386	(b)	134,489	(a)	157,433	(b)	Level 2
Notes payable and other debt	315,290		330,848	(c)	262,965		258,546	(c)	Level 2

(a)	The carrying amount of the convertible debt includes an unamortized discount of $17.1 million and $19.5 million as of June 30, 2019 and December 31, 2018, respectively.

(b)	The convertible debt includes the conversion option and is based on the last broker quote available.

(c)	Notes payable and other debt are based on the last broker quote available.

(d)	The fair market value of level 3 loans is calculated using discounted cash flows.
8. Deposits with Clearing Organizations, Brokers and Banks
Under the terms of agreements between the Company and some of its clearing organizations, brokers and banks, balances owed are collateralized by certain of the Company’s cash and securities balances. As of June 30, 2019 and December 31, 2018, the Company had a total of $97.7 million and $89.4 million, respectively, in deposit accounts with clearing organizations, brokers and banks that could be used as collateral to offset losses incurred by the clearing organizations, brokers and banks, on behalf of the Company’s activities, if such losses were to occur.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
As of June 30, 2019 and December 31, 2018, amounts receivable from brokers, dealers and clearing organizations include:

	As of June 30, 2019	As of December 31, 2018
	(dollars in thousands)
Broker-dealers	$547,293	$692,581
Securities failed to deliver	33,373	72,918
Clearing organizations	22,683	15,319
Securities borrowed interest receivable	14,019	5,295
	$617,368	$786,113
As of June 30, 2019 and December 31, 2018, amounts payable to brokers, dealers and clearing organizations include:

	As of June 30, 2019	As of December 31, 2018
	(dollars in thousands)
Broker-dealers	$166,728	$159,443
Securities failed to receive	52,482	28,826
Clearing organizations	9,648	36,338
Securities loaned interest payable	12,154	4,124
	$241,012	$228,731
10. Receivable From and Payable To Customers
As of June 30, 2019 and December 31, 2018, receivable from customers of $87.5 million and $37.9 million, respectively, consist of amounts owed by customers relating to securities transactions not completed on settlement date and receivables arising from the prepayment of Commission Sharing Agreements (“CSA”), net of an allowance for credit losses. A prepaid CSA is established for research-related disbursements in advance of anticipated customer commission volumes.
As of June 30, 2019 and December 31, 2018, payable to customers of $428.1 million and $525.2 million, respectively, include amounts due on cash and margin transactions to the Company's clients, some of which have their assets held by a Company omnibus account, which are included within receivables from brokers, dealers and clearing organizations in the accompanying condensed consolidated statements of financial condition. In the omnibus structure, positions that are owned by Cowen International Ltd are fully cross collateralized by client funds, meaning that the Company, for all intents and purposes, has no market risk. Additionally, Cowen International Ltd has no obligation to settle any trade that it deems inappropriate from a risk perspective, adding an important market and counterparty risk mitigating factor.
11. Goodwill and Intangible Assets
In accordance with US GAAP, the Company tests goodwill for impairment on an annual basis or at an interim period if events or changed circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. Under US GAAP, the Company first assesses the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amounts as a basis for determining if it is necessary to perform a quantitative impairment test. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge.
During the second quarter of 2019, the Company realigned its business segments to Op Co and Asset Co (See Note 1). Prior to the reorganization, our Investment Management segment was also a reporting unit for purposes of measuring and reporting goodwill.  The goodwill that was previously attributable to the Investment Management reporting unit was reallocated to the CIM reporting unit within the Op Co segment and the Asset Co reporting unit based on the relative fair value of the

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

respective portions that became attributable to those reporting units.  The Asset Co segment is also a reporting unit for purposes of measuring and reporting goodwill.
Based on the change in segments and restructuring of reporting units, the Company determined that it was necessary to perform a quantitative impairment test which involves estimates of future cash flows, discount rates, economic forecast and other assumptions which are then used in the market approach (earnings and / or transactions multiples) and / or income approach (discounted cash flow method).
Based on the results of the impairment analysis as of June 30, 2019, the Company recognized a goodwill impairment in the amount of $4.1 million within the Asset Co reporting unit. No impairment charges for goodwill were recognized during the year ended December 31, 2018.
The following table presents the changes in the Company's goodwill balance, by reporting unit for the periods ended June 30, 2019 and December 31, 2018:

	Investment Management	Investment Bank	Cowen Investment Management	Asset Co	Total
	(dollars in thousands)
Beginning balance - December 31, 2017
Goodwill	$29,026	$51,337	$—	$—	80,363
Accumulated impairment charges	(10,200)	(9,485)	—	—	(19,685)
Net	18,826	41,852	—	—	60,678

Activity: 2018
Recognized goodwill	—	—			—
Goodwill impairment charges	—	—			—

Ending balance: December 31, 2018
Goodwill	29,026	51,337	—	—	80,363
Accumulated impairment charges	(10,200)	(9,485)	—	—	(19,685)
Net	18,826	41,852	—	—	60,678

Activity: 2019
Recognized goodwill (See note 3)	—	81,150	—	—	81,150
Realignment of segment goodwill:
Goodwill	(29,026)	—	22,705	6,321	—
Accumulated impairment charges	10,200	—	(7,979)	(2,221)	—
Goodwill impairment charges	—	—	—	(4,100)	(4,100)

Ending balance: June 30, 2019
Goodwill	—	132,487	22,705	6,321	161,513
Accumulated impairment charges	—	(9,485)	(7,979)	(6,321)	(23,785)
Net	$—	$123,002	$14,726	$—	$137,728
In connection with the Quarton transaction (see Note 3), in January 2019, the Company recognized goodwill of $81.2 million and intangible assets (including customer relationships, trade name, backlog and proprietary software) with an estimated fair value of $22.2 million which are included within intangible assets, net in the condensed consolidated statements of financial condition with the expected useful lives ranging from 2 to 4 years with a weighted average useful life of 2.8 years. Amortization expense related to intangibles from the Quarton acquisition for the three and six months ended June 30, 2019 is $2.2 million and $4.5 million, respectively. Goodwill, the excess of the purchase price over the fair value of net assets, primarily relates to expected synergies from combining operations and has been assigned to the Op Co segment of the Company. Tax deductible goodwill will differ from goodwill recognized by the Company in an amount equal to the difference between actual contingent consideration and estimated contingent consideration (see Note 3).

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

12. Commission Management Payable
The Company receives a gross commission from various clearing brokers, which is then used to fund commission sharing and recapture arrangements, less the portion retained as income to the Company. Accrued commission sharing and commission recapture payable of $96.7 million and $95.3 million, as of June 30, 2019 and December 31, 2018, respectively, are classified as commission management payable in the accompanying condensed consolidated statements of financial condition.
13. Redeemable Non-Controlling Interests in Consolidated Subsidiaries and Investment Funds
Redeemable non-controlling interests in consolidated subsidiaries and investment funds and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds are comprised as follows:

	As of June 30, 2019	As of December 31, 2018
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and investment funds
Operating companies	$22,857	$10,434
Consolidated Funds	417,455	274,346
	$440,312	$284,780

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds
Operating companies	$853	$1,954	$2,659	$3,574
Consolidated Funds	3,478	22,653	3,878	32,189
	$4,331	$24,607	$6,537	$35,763
14. Reinsurance
The Company’s wholly-owned Luxembourg subsidiary, Hollenfels Re SA (“Hollenfels”) provides reinsurance to third party insurance and reinsurance companies. Hollenfels’s share of incurred and paid claims, as well as claims incurred but not reported plus expected development on reported claims (“Claims IBNR”) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Incurred and paid claims	$4,013	$4,112	$6,920	$7,729
Claims IBNR	756	156	10,891	8,411

Hollenfels utilizes several methods to determine its Claims IBNR. It generally employs an estimation methodology whereby historical average claims ratios over a period of up to 10 years are utilized, based on availability of data. In cases where current claims development contradicts historical results, Hollenfels employs a method to average claims ratios derived through different actuarial calculation methods. Also, if an event occurs that may give rise to significant future claims in excess of the amount calculated using the above-mentioned methodologies, the impact of such an event is calculated using existing claims data and actuarial estimation methods to adjust Hollenfels’s Claims IBNR. During the three and six months ended June 30, 2019, Hollenfels calculated its claim liability or claim adjustment expenses using the above-mentioned methods consistent with prior years.
While Hollenfels typically settles its premiums and claim payments on a quarterly basis, the frequency of claims in the underlying policies is impractical for Hollenfels to obtain. Certain contracts Hollenfels has written are on a quota-share basis while the rest of the policies provide aggregate loss protection, rendering the collection of information for all underlying contracts impracticable. Hollenfels did not discount any of its reserves and did not cede any portion of its exposures during the three and six months ended June 30, 2019 and June 30, 2018.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

15. Share-Based and Deferred Compensation and Employee Ownership Plans
The Company issues share-based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius Capital Group LLC and Cowen) and the 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units, stock appreciation rights ("SARs") and other equity-based awards to the Company's employees and directors. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. SARs vest and expire after five years from grant date. Awards are subject to the risk of forfeiture. As of June 30, 2019, there were 0.5 million shares available for future issuance under the Equity Plans.
Under the 2010 Equity and Incentive Plan, the Company awarded $41.8 million of deferred cash awards to its employees during the three and six months ended June 30, 2019. These awards vest over a four-year period and accrue interest at 0.70% per year. As of June 30, 2019, the Company had unrecognized compensation expense related to the 2010 Equity and Incentive Plan deferred cash awards of $74.3 million.
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share-based awards on a straight-line basis over the vesting period of the option or award, net of estimated forfeitures. In relation to awards under the Equity Plans, the Company recognized compensation expense of $9.4 million and $8.8 million for the three months ended June 30, 2019 and 2018, and $17.2 million and $19.1 million for the six months ended June 30, 2019 and 2018, respectively. The income tax effect recognized for the Equity Plans was a benefit of $2.0 million and $2.4 million for the three months ended June 30, 2019 and 2018, and $4.2 million and $4.7 million for the six months ended June 30, 2019 and 2018, respectively.
Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value
Beginning balance outstanding	5,962,295	$15.73	5,579,293	$16.33
Granted	2,194,230	16.67	2,179,443	14.26
Vested	(1,282,843)	16.21	(1,390,392)	16.11
Canceled	(233,333)	14.12	—	—
Forfeited	(153,399)	13.94	(44,556)	13.86
Ending balance outstanding	6,486,950	$16.06	6,323,788	$15.68
Included in the restricted share and restricted stock unit activity are performance linked restricted stock units of 481,438 which were awarded to employees of the Company in December 2013 and January 2014. An additional 700,000 performance linked restricted stock units were awarded in March 2016 and 333,333 in April of 2019. Of the awards granted, 130,438 have been forfeited and 233,333 have been canceled, as they did not meet the performance criteria, through June 30, 2019. The remaining awards, included in the outstanding balance as of June 30, 2019, will vest between May 2019 and December 2021 and will be earned only to the extent that the Company attains specified market conditions relating to its volume-weighted average share price and total shareholder return in relation to certain benchmark indices and performance goals relating to aggregate net income and average return on shareholder equity. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 200% of the targeted award. Each RSU is equal to the one share of the Company’s Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.
The fair value of restricted stock (excluding certain performance linked units which are valued using the Monte Carlo valuation model) is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of June 30, 2019, there was $77.1 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.38 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were no restricted stock units awarded during the three and six months ended June 30, 2019 and 79,487 were delivered. As of June 30, 2019 there were 174,285 restricted stock units outstanding. There were no restricted stock units awarded during the three and six months ended June 30, 2018. As of December 31, 2018 there were 253,772 restricted stock units outstanding.
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
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. To the extent that information is not available for the Company to fully determine the full year estimated impact of an item of income or tax adjustment, the Company calculates the tax impact of such item discretely. Accordingly, the Company uses the discrete methodology to calculate the income tax provision for its foreign subsidiaries and the tax impact of income attributable to redeemable non-controlling interests in consolidated subsidiaries and funds. Based on these methodologies, the Company’s effective income tax rate was 27.15% and 15.83% for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019 and 2018, the unusual or infrequent items whose tax impact were recorded discretely related primarily to foreign taxes, base-erosion anti-abuse tax and stock compensation.
For the six months ended June 30, 2019, the effective tax rate differs from the statutory rate of 21% primarily due to income attributable to redeemable non-controlling interests in consolidated subsidiaries and funds, foreign taxes, base-erosion anti-abuse tax, goodwill impairment as well as other nondeductible expenses. For the six months ended June 30, 2018, the effective tax rate differs from the statutory rate of 21% primarily due to income attributable to redeemable non-controlling interests in consolidated subsidiaries and funds, stock compensation, foreign taxes, as well as other nondeductible expenses.
The Company recorded an uncertain tax position liability of $0.3 million as of June 30, 2019 and December 31, 2018 related to New York State tax matters.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of June 30, 2019, the Company recorded a valuation allowance against deferred tax assets related to its foreign tax credits and foreign net operating losses.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

into the determination of the lease term. The Company records the expenses related to occupancy and equipment on a straight-line basis over the lease term and are included in occupancy and equipment expense and client services and business development expense in the accompanying condensed consolidated statements of operations.
For the three and six months ended June 30, 2019, quantitative information regarding the Company's operating lease obligations reflected in the accompanying condensed consolidated statement of operations were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(dollars in thousands)
Lease Cost
Operating lease cost	$6,063	$12,066
Short-term lease cost	74	91
Variable lease cost	147	446
Sublease income	(240)	(507)
Total lease costs	$6,044	$12,096

The following table summarizes the supplemental cash flow information and certain other information related to operating leases for the six months ended June 30, 2019:

Six Months Ended June 30, 2019
(dollars in thousands)
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,786

Weighted average remaining lease term - operating leases (in Years)	5.72
Weighted average discount rate - operating leases	4.14%
As of June 30, 2019, maturities of the outstanding operating lease liabilities for the Company were as follows:

	Equipment Leases (operating)	Real Estate and Other Facility Rental (a) (b)
	(dollars in thousands)
2019	$307	$11,893
2020	289	24,020
2021	48	23,486
2022	5	20,249
2023	—	17,179
Thereafter	—	25,925
Total Operating Leases	649	122,752
Less discount	16	16,421
Less short term leases	—	91
Total Lease Liability	$633	$106,240

(a)	The Company has entered into various agreements to sublease certain of its premises.

(b)	In second quarter of 2019, the Company recognized operating ROU assets and leases liabilities of $3.9 million for real estate leases.
See Note 18 for further information on the finance lease minimum payments.
Prior to the adoption of the new lease accounting guidance, the minimum rental commitments under non-cancelable operating leases at December 31, 2018, were as follows:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Equipment Leases (a)	Service Payments	Real Estate and other Facility Rental (b)
	(dollars in thousands)
2019	$2,434	$21,758	$24,584
2020	1,492	7,514	22,608
2021	1,382	1,877	22,321
2022	1,123	1,372	19,166
2023	374	735	16,204
Thereafter	—	735	21,478
	$6,805	$33,991	$126,361

(a)	Equipment Leases includes the Company's commitments relating to operating and capital leases. See Note 18 for further information on the capital lease minimum payments which are included in the table.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $1.4 million, $1.1 million, and $2.2 million for the years ended December 31, 2018, 2017, and 2016 respectively.

Other Commitments
As of June 30, 2019, future minimum annual service payments for the Company were as follows:

Service Payments
(dollars in thousands)
2019	$11,827
2020	10,319
2021	5,425
2022	5,198
2023	3,573
Thereafter	6,331
Total Operating Leases	$42,673
Clawback Obligations
For financial reporting purposes, the general partners of a real estate fund have recorded a liability for potential clawback obligations to the limited partners, due to changes in the unrealized value of the real estate fund's remaining investments and where the real estate fund's general partner has previously received carried interest distributions. The clawback liability, however, is not realized until the end of the real estate fund's life. The real estate fund is currently in a winding-up phase whereby the remaining assets of the real estate fund are being liquidated as promptly as possible so as to maximize value. However a final date for liquidation has not been set. The clawback obligations for the real estate fund were $6.5 million at June 30, 2019 and December 31, 2018, which is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition.
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored investment funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these investment funds are sufficient to discharge any liabilities.
Unfunded Commitments
The following table summarizes unfunded commitments as of June 30, 2019:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Entity	Unfunded Commitments	Commitment term
	(dollars in thousands)
Real estate (a)	$23,749	(a)
HealthCare Royalty Partners funds (b)	5,665	2 years
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.)	119	5 years
Lagunita Biosciences, LLC	500	3 years
Eclipse Fund II, L.P.	225	6 years
Eclipse Continuity Fund I, L.P.	210	7 years
Cowen Healthcare Investments II LP	6,891	2 years
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

In the ordinary course of business, the Company and Related Parties are also subject to governmental and regulatory examinations, information gathering requests (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Certain of the Company's affiliates and subsidiaries are registered broker-dealers, futures commission merchants, investment advisers or other regulated entities and, in those capacities, are subject to regulation by various U.S., state and foreign securities, commodity futures and other regulators. In connection with formal and informal inquiries by these regulators, we receive requests, and orders seeking documents and other information in connection with various aspects of the Company's regulated activities.

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
The following information reflects developments with respect to the Company’s legal proceedings that occurred during the quarter ended June 30, 2019.
On December 27, 2013, Landol Fletcher filed a putative class action lawsuit against Convergex Holdings, LLC, Convergex Group, LLC, Cowen Execution, Convergex Global Markets Limited and G-Trade Services LLC (collectively, “Convergex”) in the United States District Court for the Southern District of New York (Landol Fletcher and all others similarly situated v. Convergex Group LLC, Cowen Execution, Convergex Global Markets Ltd., Convergex Holdings LLC, G-Trade Services LLC, & Does 1-10, No. 1:13-CV-09150-LLS). The suit alleges breaches of fiduciary duty and prohibited transactions under ERISA and seeks to maintain a class action on behalf of all ERISA plan participants, beneficiaries and named fiduciaries whose plans were impacted by net trading by Convergex Global Markets Limited from October 2006 to December 2011. On April 11, 2014, Landol Fletcher and Frederick P. Potter Jr., filed an amended complaint raising materially similar allegations. This matter was assumed by the Company as a result of the Company’s previously announced acquisition of Convergex Group, which was completed on June 1, 2017. On February 17, 2016, the District Court granted Convergex’s motion to dismiss the amended complaint. Plaintiffs filed an appeal to the Second Circuit, and the AARP and Department of Labor filed amicus briefs on plaintiffs' behalf. The appeal was argued on December 12, 2016. On February 10, 2017, the Second Circuit Court of Appeals (1) reversed the District Court, finding that plaintiff has constitutional standing in a “representative” capacity to sue for damages to the ERISA defined benefit plan in which he is a participant, and (2) remanded to the District Court to reconsider, in light of the Circuit Court’s decision, the issue whether plaintiff has standing to pursue claims on behalf of ERISA plans in which plaintiff is not a participant. Convergex filed a petition for rehearing, and the Court of Appeals denied the petition. On June 30, 2017, the Company filed a notice of motion and memorandum of law in support of a motion to stay the proceedings in the District Court pending resolution of its petition for writ of certiorari, which the Company intended to file with the U.S. Supreme Court. On August 16, 2017, the District Court granted the Company’s motion to stay the proceedings in the District Court pending resolution of the Company’s petition for writ of certiorari. On September 1, 2017, the Company filed a petition with the United States Supreme Court for a writ of certiorari requesting review of the decision of the Court of Appeals. On January 8, 2018, the U.S. Supreme Court denied the Company’s petition for a writ of certiorari. The previously granted stay of the proceedings in the District Court was lifted, and the case proceeded in the District Court. Status conferences were held on April 6, 2018, October 12, 2018, and December 4, 2018. On March 15, 2019, the Company filed a motion to dismiss the plaintiff’s amended complaint. The District Court granted the Company’s motion on July 2, 2019. The status of the case going forward will depend on whether the plaintiffs appeal the District Court’s decision. We are indemnified against losses arising from this matter pursuant to, and subject to, the provisions of the purchase agreement relating to the acquisition of Convergex Group. While it is not possible to determine the ultimate outcome or duration of such litigation, based on current knowledge, the Company does not currently expect this case to have a material effect on its financial position or its results of operations.
18. Convertible Debt and Notes Payable
As of June 30, 2019 and December 31, 2018, the Company's outstanding debt was as follows:

	As of June 30, 2019	As of December 31, 2018
	(dollars in thousands)
Convertible debt	$116,273	$134,489
Notes payable	281,544	229,740
Term loan	28,200	28,200
Other notes payable	1,189	—
Finance lease obligations	4,357	5,025
	$431,563	$397,454
Convertible Debt
December 2022 Convertible Notes
The Company, on December 14, 2017, issued $135.0 million aggregate principal amount of 3.00% convertible senior notes due December 2022 (the “December 2022 Convertible Notes”). The December 2022 Convertible Notes are due on December 15, 2022 unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such date. The interest on the December 2022 Convertible Notes is payable semi-annually on December 15 and June 15 of each year. The December 2022 Convertible Notes are senior unsecured obligations of Cowen. The December 2022 Convertible Notes may be converted into cash or shares of Class A common stock at the Company's election based on the current

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

conversion price. The December 2022 Convertible Notes were issued with an initial conversion price of $17.375 per share of Cowen’s Class A common stock.
The Company used the net proceeds, together with cash on hand, from the offering for general corporate purposes, including the repurchase or repayment of $115.1 million of the Company’s outstanding 3.0% cash convertible senior notes due March 2019 (the "March 2019 Convertible Notes") and the repurchase of approximately $19.5 million of the Company’s shares of its Class A common stock, which were consummated substantially concurrently with the closing of the offering. As of June 30, 2019, the outstanding principal amount of the December 2022 Convertible Notes was $135.0 million. On June 26, 2018, the Company received shareholder approval for the Company to settle the December 2022 Convertible Notes entirely in Class A common stock. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity.
The Company recorded interest expense of $1.0 million and $1.0 million for the three months ended June 30, 2019 and 2018, and $2.0 million and $2.0 million for the six months ended June 30, 2019 and 2018, respectively. The Company recognized the embedded cash conversion option at issuance date fair value, which also represents the initial unamortized discount on the December 2022 Convertible Notes of $23.4 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $1.1 million and $1.0 million for the three months ended June 30, 2019 and 2018, and $2.1 million and $2.0 million for the six months ended June 30, 2019 and 2018, respectively, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2022 Convertible Notes.
March 2019 Convertible Notes
On March 10, 2014, the Company issued $149.5 million of 3.0% cash convertible senior notes (the "March 2019 Convertible Notes"). The March 2019 Convertible Notes matured on March 15, 2019 and were fully repaid by the Company. The Company recorded interest expense of $0.2 million for the three months ended June 30, 2018, and $0.1 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations was $0.4 million for the three months ended June 30, 2018, and $0.3 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively, based on an effective interest rate of 8.89%.
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors.  To date the May 2024 Notes have maintained their initial private rating, and the interest rate has remained unchanged. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $0.6 million for the three and six months ended June 30, 2019, respectively. The Company capitalized debt issuance costs of approximately $1.5 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the “June 2033 Notes”) and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.0 million and $0.4 million for the three months ended June 30, 2019 and 2018, and $3.9 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the “December 2027 Notes”) and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million and $2.5 million for the three months ended June 30, 2019 and 2018, and $5.1 million and $5.1 million for the six months ended June 30, 2019 and 2018, respectively. The Company capitalized debt issuance costs of approximately $5.0

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
Term Loan
On June 30, 2017, the Company borrowed $28.2 million to fund general corporate purposes. This term loan has an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire principal amount due (as amended) on June 26, 2020. The loan is secured by the value of the Company's limited partnership interests in two affiliated investment funds. The Company has provided a guarantee for this loan. The Company recorded interest expense of $0.4 million and $0.4 million for the three months ended June 30, 2019 and 2018, and $0.9 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively.
Other Notes Payable
During January 2019, the Company borrowed $2.2 million to fund insurance premium payments. This note had an effective interest rate of 2.51% and was due on December 31, 2019, with monthly payment requirements of $0.2 million. As of June 30, 2019, the outstanding balance on this note was $1.2 million. Interest expense for the three and six months ended June 30, 2019 was insignificant.
Finance Lease Obligations
The Company has entered into various finance leases for computer equipment. The Company's finance lease right-of-use asset amounted to $6.0 million and is recorded in fixed assets in the accompanying condensed consolidated statements of financial condition. These finance lease obligations are included in notes payable and other debt in the accompanying condensed consolidated statements of financial condition, and have a weighted average lease term of 3.7 years and weighted average interest rate of 4.93% as of June 30, 2019.
As of June 30, 2019 and December 31, 2018, the remaining balance on these finance leases was $4.4 million and $5.0 million, respectively.
For the three and six months ended June 30, 2019 and 2018, quantitative information regarding the Company's finance lease obligations reflected in the accompanying condensed consolidated statement of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Lease Cost
Finance Lease Cost:
Amortization of finance lease right-of-use assets	$299	$363	$667	$715
Interest on lease liabilities	56	52	118	97
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases			118	97
Financing cash flows from finance leases			$668	$1,133

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Annual scheduled maturities of debt and minimum payments (of principal and interest) for all debt outstanding as of June 30, 2019, are as follows:

	Convertible Debt	Notes Payable	Term loan	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2019	$2,025	$10,868	$863	$1,214	$571
2020	4,050	21,736	29,034	—	1,358
2021	4,050	21,736	—	—	1,358
2022	139,050	21,736	—	—	1,127
2023	—	21,736	—	—	374
Thereafter	—	407,118	—	—	—
Subtotal	149,175	504,930	29,897	1,214	4,788
Less (a)	(32,902)	(223,386)	(1,697)	(25)	(431)
Total	$116,273	$281,544	$28,200	$1,189	$4,357

(a)
Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the convertible debt.

Letters of Credit
As of June 30, 2019, the Company has the following seven irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged collateral for reinsurance agreements which amounted to $1.9 million, as of June 30, 2019, and $1.0 million, as of December 31, 2018, which is released annually between March 2020 and March 2023 based on the policy periods covered by the reinsurance agreements.

Location	Amount	Maturity
	(dollars in thousands)
Boston	$390	March 2020
New York	$356	April 2020
New York	$71	October 2019
New York	$398	October 2019
New York	$1,687	October 2019
New York	$1,617	November 2019
San Francisco	$711	October 2025
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2019 and December 31, 2018, there were no amounts due related to these letters of credit.
19. Stockholder's Equity
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and accrued a cash dividend of $1.7 million and $1.7 million for the three months ended June 30, 2019 and 2018, and $3.4 million and $3.4 million for the six months ended June 30, 2019 and 2018, respectively.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, into a number of shares of the Company's Class A common stock equal to the liquidation preference of $1,000 divided by the conversion rate. The initial conversion rate (subsequent to the December 5, 2016 reverse stock split) is 38.0619 shares (which equates to $26.27 per share) of the Company's Class A common stock for each share of the Series A Convertible Preferred Stock. At any time on or after May 20, 2020, the Company may elect to convert all outstanding shares of the Series A Convertible Preferred Stock into shares of the Company’s Class A common stock, cash or a combination thereof, at the Company’s election, in each case, based on the then-applicable conversion rate, if the last reported sale price of the Company’s Class A common stock equals or exceeds 150% of the then-current conversion price on at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days (including on the last trading day of such period) immediately prior to such election. At the time of conversion, the conversion rate may be adjusted based on certain events including but not limited to the issuance of cash dividends or Class A common stock as dividends to the Company's Class A common shareholders or a share split or combination.
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
Embedded Cash Conversion Option on the December 2022 Convertible Notes
Upon issuance of the December 2022 Convertible Notes (see Note 18), the Company recognized the embedded cash conversion option at fair value of $23.4 million which was valued as of June 26, 2018 at $29.0 million. On June 26, 2018, the Company received shareholder approval for the Company to settle the December 2022 Convertible Notes entirely in Class A common stock. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity.
Treasury Stock
Treasury stock of $254.4 million as of June 30, 2019, compared to $234.1 million as of December 31, 2018, resulted from $8.1 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plans or other similar transactions, $0.1 million received from an escrow account established to satisfy the Company’s indemnification claims arising under the terms of the purchase agreement entered into in connection with the Company’s acquisition of Convergex Group, LLC and $12.0 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the six months ended June 30, 2019:

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2018	15,336,871	$234,142	$15.27
Shares purchased for minimum tax withholding under the Equity Plans or other similar transactions	542,444	8,079	14.89
Shares of stock received in respect of indemnification claims	8,068	121	15.04
Purchase of treasury stock	777,230	12,015	15.46
Balance outstanding at June 30, 2019	16,664,613	$254,357	$15.26

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

20. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income includes the after tax change in unrealized gains and losses on foreign currency translation adjustments. During the periods presented, the Company did not have material reclassifications out of other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Beginning Balance	$(5)	$(7)	$(5)	$(8)
Foreign currency translation	2	—	2	1
Ending Balance	$(3)	$(7)	$(3)	$(7)
21. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of common shares outstanding for the period. As of June 30, 2019, there were 29,480,287 shares of Class A common stock outstanding. As of June 30, 2019, the Company has included 174,285 fully vested, unissued restricted stock units in its calculation of basic earnings per share. As of December 31, 2018, there were 28,437,860 shares of Class A common stock outstanding. As of December 31, 2018, the Company has included 253,772 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
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
The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands, except share and per share data)
Net income (loss)	$10,143	$30,006	$22,132	$58,015
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds	4,331	24,607	6,537	35,763
Net income (loss) attributable to Cowen Inc.	5,812	5,399	15,595	22,252
Preferred stock dividends	1,698	1,698	3,396	3,396
Net income (loss) attributable to Cowen Inc. common stockholders	$4,114	$3,701	$12,199	$18,856

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	29,769	29,769	29,766	29,688
Restricted stock	1,753	951	1,806	772
Weighted average shares used in diluted computation	31,522	30,720	31,572	30,460
Earnings (loss) per share:
Basic	$0.14	$0.12	$0.41	$0.64
Diluted	$0.13	$0.12	$0.39	$0.62

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

22. Segment Reporting
Change in Segments
During the second quarter of 2019 the Company realigned the information that the Chief Operating Decision Maker regularly reviews to evaluate performance for operating decision-making purposes, including evaluation and allocation of resources. As a result of this change in segment reporting, the Company retrospectively revised prior period results, by segment, to conform to the current period presentation (see Note 1). This structure includes two business segments: Op Co and Asset Co. The structure is based on the Company's domain expertise as a driver of balance sheet harmonization and repeatable revenues for its operating business versus the Company’s long-term monetization strategies.
The Op Co segment consists of Cowen Investment Management (“CIM”), Investment Banking, Markets and Research. The Asset Co segment consists of the Company’s private investments, private real estate business and other legacy multi-sector long/short equity strategies.
Performance Measures
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
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for Consolidated Funds and excludes (ii) goodwill and intangible impairment (iii) certain other transaction-related adjustments and/or reorganization expenses and (iv) certain costs associated with debt. Economic Operating Income (Loss) represents Economic Income (Loss) before depreciation and amortization expenses. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the activist business and certain investment funds. For US GAAP purposes, all of these items, are recorded in other income (loss). Economic Income (Loss) recognizes (a) incentive fees during periods when the fees are not yet crystallized for US GAAP reporting and (b) retainer fees, relating to investment banking activities, earned during the period that would otherwise be deferred until closing for US GAAP reporting. In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
As further stated below, one major difference between Economic Income (Loss) and US GAAP net income (loss) is that Economic Income (Loss) presents the segments' results of operations without the impact resulting from the full consolidation of any of the Consolidated Funds. The consolidation of these investment funds' results include the pro rata share of the income or loss attributable to other owners of such entities which is reflected in net income (loss) attributable to redeemable non-controlling interest in consolidated subsidiaries in the accompanying condensed consolidated statements of operations. This pro rata share has no effect on the overall financial performance for the segments, as ultimately, this income or loss is not income or loss for the segments themselves. Included in Economic Income (Loss) is the actual pro rata share of the income or loss attributable to the Company as an investor in such entities, which is relevant in management making operating decisions and evaluating financial performance. The Company does not disclose total asset information for its business segments as the information is not reviewed by the CODM.
The following tables set forth operating results for the Company's Op Co and Asset Co segments and related adjustments necessary to reconcile the Company's Economic Income (Loss) measure to arrive at the Company's consolidated US GAAP net income (loss):

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2019
				Adjustments
	Operating Company	Asset Company	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$104,216	$—	$104,216	$—	$10,489	(a)	$114,705
Brokerage	120,672	—	120,672	—	(9,290)	(b)	111,382
Management fees	9,968	500	10,468	(565)	(2,864)	(c)	7,039
Incentive income (loss)	2,633	1,596	4,229	—	(4,221)	(c)	8
Investment income (loss)	(3,141)	3,626	485	—	(485)	(d)	—
Interest and dividends	—	—	—	—	40,047	(b)(d)	40,047
Reimbursement from affiliates	—	—	—	(33)	287	(e)	254
Reinsurance premiums	—	—	—	—	14,331	(f)	14,331
Other revenue	4,304	15	4,319	12	(3,401)	(f)	930
Consolidated Funds revenues	—	—	—	3,468	—		3,468
Total revenues	238,652	5,737	244,389	2,882	44,893		292,164
Interest expense (Economic Income/(Loss)) / Interest and dividend expense (US GAAP)	5,298	1,408	6,706	—	32,822	(b)(d)	39,528
Total net revenues	233,354	4,329	237,683	2,882	12,071		252,636
Expenses
Non interest expense	215,808	3,011	218,819	—	21,962	(a)(e)(h)(i)	240,781
Goodwill impairments	—	—	—	—	4,100		4,100
Consolidated Funds expenses	—	—	—	2,231	—		2,231
Total expenses	215,808	3,011	218,819	2,231	26,062		247,112
Total other income (loss)	—	—	—	2,827	6,865	(c)(d)(i)	9,692
Income taxes expense / (benefit)	—	—	—	—	5,073	(h)	5,073
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds	1,448	235	1,683	3,478	(830)		4,331
Income (loss) attributable to Cowen Inc.	16,098	1,083	17,181	—	(11,369)		5,812
Less: Preferred stock dividends	1,341	357	1,698	—	—		1,698
Economic income (loss) / Income (loss) attributable to Cowen Inc. common stockholders	14,757	726	15,483	$—	$(11,369)		$4,114
Add back: Depreciation and amortization expense	4,945	7	4,952
Economic operating income (loss)	$19,702	$733	$20,435

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2018
				Adjustments
	Operating Company	Asset Company	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$80,042	$—	$80,042	$—	$4,784	(a)	$84,826
Brokerage	113,186	—	113,186	—	(9,901)	(b)	103,285
Management fees	10,938	1,548	12,486	(612)	(4,501)	(c)	7,373
Incentive income (loss)	12,321	(2,958)	9,363	(8)	(9,307)	(c)	48
Investment income (loss)	18,476	1,478	19,954	—	(19,954)	(d)(g)	—
Interest and dividends	—	—	—	—	25,109	(b)(d)	25,109
Reimbursement from affiliates	—	—	—	(65)	401	(e)	336
Aircraft lease revenue	—	—	—	—	419	(g)	419
Reinsurance premiums	—	—	—	—	9,226	(f)	9,226
Other revenue	(811)	90	(721)	—	1,597	(f)	876
Consolidated Funds revenues	—	—	—	3,075	—		3,075
Total revenues	234,152	158	234,310	2,390	(2,127)		234,573
Interest expense (Economic Income/(Loss)) / Interest and dividend expense (US GAAP)	3,134	990	4,124	—	20,182	(b)(d)	$24,306
Total net revenues	231,018	(832)	230,186	2,390	(22,309)		210,267
Expenses
Non interest expense	203,684	2,281	205,965	—	14,302	(a)(e)(h)(i)	220,267
Consolidated Funds expenses	—	—	—	3,149	—		3,149
Total expenses	203,684	2,281	205,965	3,149	14,302		223,416
Total other income (loss)	—	—	—	23,411	23,737	(c)(d)(i)(j)	47,148
Income taxes expense / (benefit)	—	—	—	—	3,993	(h)	3,993
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds	1,672	808	2,480	22,652	(525)		24,607
Income (loss) attributable to Cowen Inc.	25,662	(3,921)	21,741	—	(16,342)		5,399
Less: Preferred stock dividends	1,290	408	1,698	—	—		1,698
Economic income (loss) / Income (loss) attributable to Cowen Inc. common stockholders	24,372	(4,329)	20,043	$—	$(16,342)		$3,701
Add back: Depreciation and amortization expense	2,913	46	2,959
Economic operating income (loss)	$27,285	$(4,283)	$23,002

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2019
				Adjustments
	Operating Company	Asset Company	Total Economic Income (Loss)	Funds Consolidation	Other Adjustments		US GAAP Net Income (Loss)
	(dollars in thousands)
Revenues
Investment banking	$187,212	$—	$187,212	$—	$7,599	(a)	$194,811
Brokerage	225,829	—	225,829	—	(16,984)	(b)	208,845
Management fees	19,695	1,203	20,898	(1,066)	(5,652)	(c)	14,180
Incentive income (loss)	19,270	1,706	20,976	(544)	(20,409)	(c)	23
Investment income (loss)	13,001	4,467	17,468	—	(17,468)	(d)	—
Interest and dividends	—	—	—	—	69,139	(b)(d)	69,139
Reimbursement from affiliates	—	—	—	(67)	609	(e)	542
Reinsurance premiums	—	—	—	—	20,922	(f)	20,922
Other revenue	5,427	51	5,478	12	(3,499)	(f)	1,991
Consolidated Funds revenues	—	—	—	5,808	—		5,808
Total revenues	470,434	7,427	477,861	4,143	34,257		516,261
Interest expense (Economic Income/(Loss)) / Interest and dividend expense (US GAAP)	10,615	2,655	13,270	—	55,342	(b)(d)	68,612
Total net revenues	459,819	4,772	464,591	4,143	(21,085)		447,649
Expenses
Non interest expense	421,562	4,442	426,004	—	34,084	(a)(e)(h)(i)	460,088
Goodwill impairment	—	—	—	—	4,100		4,100
Consolidated Funds expenses	—	—	—	3,713	—		3,713
Total expenses	421,562	4,442	426,004	3,713	38,184		467,901
Total other income (loss)	—	—	—	3,448	47,186	(c)(d)(i)	50,634
Income taxes expense / (benefit)	—	—	—	—	8,250	(h)	8,250
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds	3,250	1,181	4,431	3,878	(1,772)		6,537
Income (loss) attributable to Cowen Inc.	35,007	(851)	34,156	—	(18,561)		$15,595
Less: Preferred stock dividends	2,717	679	3,396	—	—		3,396
Economic income (loss) / Income (loss) attributable to Cowen Inc. common stockholders	32,290	(1,530)	30,760	$—	$(18,561)		$12,199
Add back: Depreciation and amortization expense	9,884	24	9,908
Economic operating income (loss)	$42,174	$(1,506)	$40,668

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2018
				Adjustments
	Operating Company	Asset Company	Total Economic Income (Loss)	Funds Consolidation	Other Adjustments		US GAAP Net Income (Loss)
	(dollars in thousands)
Revenues
Investment banking	$173,966	$—	$173,966	$—	$8,848	(a)	$182,814
Brokerage	227,257	—	227,257	—	(18,239)	(b)	209,018
Management fees	22,217	3,396	25,613	(1,815)	(9,008)	(c)	14,790
Incentive income (loss)	15,360	(801)	14,559	(17)	(14,478)	(c)	64
Investment income (loss)	36,710	(2,454)	34,256	—	(34,256)	(d)(g)	—
Interest and dividends	—	—	—	—	51,063	(b)(d)	51,063
Reimbursement from affiliates	—	—	—	(133)	846	(e)	713
Aircraft lease revenue	—	—	—	—	1,134	(g)	1,134
Reinsurance premiums	—	—	—	—	17,873	(f)	17,873
Other revenue	(147)	313	166	—	2,046	(f)	2,212
Consolidated Funds revenues	—	—	—	6,276	—		6,276
Total revenues	475,363	454	475,817	4,311	5,829		485,957
Interest expense (Economic Income/(Loss)) / Interest and dividend expense (US GAAP)	7,661	2,420	10,081	—	38,765	(b)(d)	48,846
Total net revenues	467,702	(1,966)	465,736	4,311	(32,936)		437,111
Expenses
Non interest expense	410,059	5,239	415,298	—	28,284	(a)(e)(h)(i)	443,582
Consolidated Funds expenses	—	—	—	5,580	—		5,580
Total expenses	410,059	5,239	415,298	5,580	28,284		449,162
Total other income (loss)	—	—	—	33,458	47,524	(c)(d)(i)(j)	80,982
Income taxes expense / (benefit)	—	—	—	—	10,916	(h)	10,916
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds	3,812	826	4,638	32,189	(1,064)		35,763
Income (loss) attributable to Cowen Inc.	53,831	(8,031)	45,800	—	(23,548)		22,252
Less: Preferred stock dividends	2,581	815	3,396	—	—		3,396
Economic income (loss) / Income (loss) attributable to Cowen Inc. common stockholders	51,250	(8,846)	42,404	$—	$(23,548)		$18,856
Add back: Depreciation and amortization expense	5,842	103	5,945
Economic operating income (loss)	$57,092	$(8,743)	$48,349

The following is a summary of the adjustments made to US GAAP net income (loss) to arrive at
Economic Income (Loss):
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
Other Adjustments:
(a)     Economic Income (Loss) presents underwriting expenses net of investment banking revenues, expenses reimbursed from clients within their respective expense category. Economic Income (Loss) also records retainer fees, relating to investment banking activities, collectible during the period that would otherwise be deferred until closing for US GAAP reporting.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(b)    Economic Income (Loss) brokerage revenues included net securities borrowed and securities loaned activities which are shown gross in interest income and interest expense for US GAAP.
(c)     Economic Income (Loss) recognizes revenues (i) net of distribution fees paid to agents, (ii) records income from uncrystallized incentive fees and (iii) the Company's proportionate share of management and incentive fees of certain real estate operating entities, the healthcare royalty business and the activist business.
(d)     Economic Income (Loss) recognizes Company income from proprietary trading (including interest and dividends).
(e)     Reimbursement from affiliates is shown as a reduction of Economic Income expenses, but is included as a part of revenues under US GAAP.
(f)     Economic Income (Loss) recognizes underwriting income from the Company's insurance related activities, net of expenses, within other revenue.
(g)     Aircraft lease revenue is shown net of expenses in investment income for Economic Income (Loss).
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
For the three and six months ended June 30, 2019 and 2018, there was no one investment fund or other customer which represented more than 10% of the Company's total revenues.
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
On February 7, 2019, FINRA approved the transfer of all of Cowen Securities’ business and personnel to Cowen and Company. Cowen Securities subsequently filed a Form BDW, pursuant to Section 15(b) of the Securities Exchange Act of 1934, with FINRA to withdraw its status as a broker-dealer given that it will no longer conduct a securities business. On May 21, 2019, Cowen Securities Form BDW was approved and officially deregistered with the SEC.
Cowen Prime is also subject to Commodity Futures Trading Commission Regulation 1.17 (“Regulation 1.17”). Regulation 1.17 requires net capital equal to or in excess of $45,000 or the amount of net capital required by SEC Rule 15c3-1, whichever is greater. Cowen Execution is also subject to Options Clearing Corporation ("OCC") Rule 302. OCC Rule 302 requires maintenance of net capital equal to the greater of $2.0 million or 2% of aggregate debit items. At June 30, 2019, Cowen Execution had $114.4 million of net capital in excess of this minimum requirement.
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
Cowen and Company (Asia) Limited (“Cowen Asia”), a previously established entity, was re-registered with regulatory approval on May 17, 2019. Cowen Asia is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources must exceed the Total Financial Resources requirement of the SFC.
As of June 30, 2019, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA requirement and excess as follows:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Subsidiary	Net Capital	Minimum Net Capital Requirement	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$95,807	$1,000	$94,807
Cowen Execution	$116,967	$2,541	$114,426
ATM Execution	$5,375	$250	$5,125
Cowen Prime	$12,091	$250	$11,841
Westminster	$21,602	$250	$21,352
Cowen International Ltd	$15,479	$8,562	$6,917
Cowen Execution Ltd	$5,158	$3,087	$2,071
Cowen and Company (Asia) Limited	$1,092	$384	$708
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
In accordance with the requirements of SEC Rule 15c3-3, Cowen Execution may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of June 30, 2019, Cowen Execution had no required deposit in accordance with the SEC Rule 15c3-3. However, Cowen Execution had approximately $15.6 million of cash segregated.
As a clearing broker-dealer, Cowen Execution is required to compute a reserve requirement for proprietary accounts of broker-dealers (“PAB accounts”), as defined in SEC Rule 15c3-3. Cowen Execution conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEC Rule 15c3-3. This allows each correspondent firm that uses Cowen Execution as its clearing broker-dealer to classify its PAB account assets held at Cowen Execution as allowable assets in the correspondent's net capital calculation. At June 30, 2019, Cowen Execution had $27.7 million of cash on deposit in PAB Reserve Bank Accounts, which was more than its required deposit of $21.9 million.
Cowen and Company, ATM Execution, Cowen Prime and Cowen Execution also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA and Hollenfels, individually and their Luxembourg parent holding company, Ramius Enterprise Luxembourg Holdco S.à r.l., on a combined basis with the reinsurance companies, are required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each reinsurance company’s individual solvency capital ratio as well as the combined solvency capital ratio of the holding and reinsurance companies calculated as of December 31 of each year must exceed a minimum requirement. As of the last testing date, December 31, 2018, all of these entities were in excess of this minimum requirement. The companies are currently, and Management expects they will be at the next testing date of December 31, 2019, in compliance with these requirements.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of June 30, 2019. RCG Insurance Company’s capital and surplus as of June 30, 2019 totaled approximately $32.5 million.
24. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's investment funds and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of June 30, 2019 and December 31, 2018, $19.4 million and $19.4 million, respectively, included in fees receivable, are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the investment funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three and six months ended June 30, 2019 and 2018, the amounts which the Company reimbursed the investment funds it manages were immaterial. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates, and are included in due from related parties in the accompanying condensed consolidated statements of financial condition. As of June 30, 2019 and December 31, 2018, loans to employees of $14.6 million and $17.0 million, respectively, were included in due from related parties on the accompanying condensed consolidated statements of financial condition. Of these amounts $7.3 million and $8.8 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $0.9 million and $0.8 million for the three months ended June 30, 2019 and 2018, and $1.8 million and $1.4 million for the six months ended June 30, 2019, and 2018, respectively. This expense is included in employee compensation and benefits in the accompanying condensed consolidated statement of operations. For the three and six months ended June 30, 2019, the interest income was $0.1 million for these related party loans and advances, respectively, and are included in interest and dividends in the accompanying condensed consolidated statement of operations. For the three and six months ended June 30, 2018, the interest income was immaterial for these related party loans and advances, respectively, and are included in interest and dividends in the accompanying condensed consolidated statement of operations.
As of June 30, 2019 and December 31, 2018, included in due from related parties is $6.9 million and $7.7 million, respectively, related to the sales of portions of the Company's ownership interest in the activist business of Starboard Value to the Starboard principals. It is being financed through the profits of the relevant Starboard entities over a 5 year period and earns interest at 5% per annum.  The interest income for the three months ended June 30, 2019 and 2018 was $0.1 million and $0.1 million, and for the six months ended June 30, 2019 and 2018, was $0.2 million and $0.2 million, respectively.
The remaining balance included in due from related parties of $7.6 million and $8.9 million as of June 30, 2019 and December 31, 2018, respectively, relates to amounts due to the Company from affiliated investment funds and real estate entities due to expenses paid on their behalf. Included in due to related parties is approximately $0.6 million and $0.6 million June 30, 2019 and December 31, 2018, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of June 30, 2019 and December 31, 2018, such investments aggregated $35.4 million and $25.1 million, respectively, were included in redeemable non-controlling interests on the accompanying condensed consolidated statements of financial condition. Their share of the net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds aggregated $0.8 million and $1.5 million for the three months ended June 30, 2019 and 2018, and $2.3 million and $4.3 million, for the six months ended June 30, 2019 and 2018, respectively.
The Company may, at times, have unfunded commitment amounts pertaining to related parties. See Note 17 "Commitments and Contingencies" for amounts committed as of June 30, 2019 and December 31, 2018.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements, which have not been disclosed, as of June 30, 2019 and December 31, 2018. Through indemnification provisions in clearing agreements with clients, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
The Company enters into secured and unsecured borrowing agreements to obtain funding necessary to cover daily securities settlements with clearing corporations. At times, funding is required for unsettled customer delivery versus payment and riskless principal transactions, as well as to meet deposit requirements with clearing organizations. Secured arrangements are collateralized by the securities. The Company maintains uncommitted financing arrangements with large financial institutions, the details of which are summarized below as of June 30, 2019.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
         The discussion contains forward-looking statements, which involve numerous risks and uncertainties, including, but not limited to, those described within Item 1A of this periodic report on Form 10-Q for the quarterly period ended June 30, 2019. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and related notes of Cowen Inc. included elsewhere in this quarterly report. Actual results may differ materially from those contained in any forward-looking statements.
Overview

Cowen Inc., a Delaware corporation formed in 2009, is a diversified financial services firm that, together with its consolidated subsidiaries (collectively, "Cowen" or the "Company"), provides investment management, investment banking, research, sales and trading, prime brokerage, global clearing and commission management services through its two business segments: the Operating Company (“Op Co”) and the Asset Company (“Asset Co”).
Operating Company
The Op Co segment consists of four divisions: the Cowen Investment Management (“CIM”) division, the Investment Banking division, the Markets division and the Research division. The Company refers to the Investment Banking division, the Markets division and the Research division combined as its investment banking businesses. Op Co’s CIM division includes advisers to investment funds (including privately placed hedge funds and private equity structures), and registered funds. Op Co’s investment banking businesses offer industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research, sales and trading platforms for institutional investors, global clearing and commission management services and also a comprehensive suite of prime brokerage services.
The CIM division is the Company's investment management business, which operates primarily under the Cowen Investment Management name. CIM offers innovative investment products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act") since 1997. The Company's investment management business offers investors access to a number of strategies to meet their specific needs including private healthcare investing, private sustainable investing, healthcare royalties, activism and merger arbitrage. The CIM division focuses on attracting and retaining talented investment teams and providing seed capital and working capital, an institutional infrastructure, robust sales and marketing and industry knowledge. A portion of the Company’s capital is invested alongside the Company's investment management clients. The Company has also invested some of its capital in its reinsurance businesses.
Op Co’s investment banking businesses include investment banking, research, sales and trading, prime brokerage, global clearing and commission management services to companies and primarily institutional investor clients. Our primary target sectors ("Target Sectors") are healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, energy and transportation. We provide research and brokerage services to over 5,000 domestic and international clients seeking to trade securities and other financial instruments, principally in our target sectors. The investment banking businesses also offer a full-service suite of introduced prime brokerage services targeting emerging private fund managers. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies. From time to time, the Company invests in private capital raising transactions of its investment banking clients.
Asset Company
The Asset Co segment consists of the Company’s private investments, private real estate business and other legacy multi-sector long/short equity strategies. The focus of Asset Co is to drive future monetization of the invested capital of the segment.
Certain Factors Impacting Our Business
Our Company's businesses and results of operations are impacted by the following factors:

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

•
Equity and credit research fees.  Equity and credit research fees are paid to the Company for providing its equity and credit research. The Company also permits institutional customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. Our ability to generate revenues relating to our equity and credit research depends on the quality of our research and its relevance to our institutional customers and other clients.

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
Recent Developments
Change in Segments
As noted in the prior reporting period, the Company continually monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments. Because of the change in the Chief Operating Decision Maker (“CODM”) of the Company at the end of 2017, the Company experienced a strategic shift to refocus the Company’s businesses on a set of differentiated products which are aligned to the content and insight within the Company’s domain of expertise.
During the second quarter of 2019, the Company realigned the business and reportable segment information that the CODM regularly reviews to evaluate performance for operating decision-making purposes, including evaluation and allocation of resources.  As a result, the Company changed its segment reporting structure based on the Company's domain expertise as a driver of balance sheet harmonization and repeatable revenues for its operating business versus the Company’s long-term monetization strategies.
As a result of the change in segments, effective for the quarter ended June 30, 2019, the Company has the following business segments:

•
The Op Co segment consists of four divisions: Cowen Investment Management (“CIM”), Investment Banking, Markets, and Research. Each of Op Co’s four divisions leverage the Research division’s core domain expertise to drive harmonized repeatable revenue for the segment.

–
The CIM division offers innovative investment products and solutions across the liquidity spectrum to institutional and private clients. CIM offers investors access to a number of strategies to meet their specific needs including merger arbitrage, activism, healthcare royalties, private healthcare investing and private sustainable investing which leverage the content and domain expertise that are aligned with the Company's core areas of expertise ("Cowen DNA").

–	The Investment Banking division includes public and private capital raising transactions and providing strategic advisory services.

–
The Markets division includes trading equity and equity-linked securities on behalf of institutional investors as well as a full-service suite of prime brokerage services, cross-asset trading, securities finance, global execution, clearing and commission management businesses.

–
The Research division provides the thought leadership and domain expertise that drives Cowen DNA. The research content that is created helps to facilitate brokerage revenue in the Markets division, drive deal flow in the Investment Banking division and facilitate investor relationships and investing within CIM’s innovative investment products and solutions.

•
The Asset Co segment consists of certain of the Company’s private investments, private real estate business and other legacy multi-strategy funds. While the Asset Co segment is not a reportable segment, the Company will provide segment level information for Asset Co.

Debt
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors.  Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6.
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

Income Taxes
The taxable results of the Company’s U.S. operations are subject to U.S. federal, state and local taxation as a corporation. The Company is also subject to foreign taxation on income it generates in certain countries.
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

Investment Fund Performance
For the quarter ended June 30, 2019, the Company's public equity investment strategies had modestly positive results during a quarter with positive returns for both the Russell 2000 and the S&P 500. The Company's private fund investment capabilities are all in their investment periods. The Company's activist strategy had moderately positive performance for the quarter, as did the Russell 2000 Index. The Company's merger arbitrage strategy had modestly positive returns for the quarter, outperforming the HFRX Merger Arbitrage Index, which had moderately negative results for the quarter. The merger arbitrage focused UCITS fund also had a small gain. The Company's healthcare royalty strategy’s third investment fund remains in its investment period. Ongoing opportunities in the pharmaceutical and healthcare sectors remain robust and the investment fund was 97% committed at quarter end. Our most recent private healthcare fund remains in its investment period, ending the quarter with twelve holdings and a pipeline of opportunities ahead. Our real estate affiliate's third private-equity style real estate fund and its sixth debt fund are both in their investment periods. The liquidation of certain multi-strategy hedge funds advised by the Company also continues.
As of July 1, 2019, the Company had assets under management of $12.1 billion, a 16.3% increase as compared to assets under management of $10.4 billion as of January 1, 2019.
The Company's Invested Capital
The Company invests a significant portion of its capital base to help drive results and facilitate the growth of Op Co and Asset Co business segments. Within Op Co, Management allocates capital to three primary investment categories: (i) broker dealer capital and related trading strategies; (ii) liquid alternative trading strategies; and (iii) public and private health care strategies. Broker dealer capital and related trading strategies include capital investments in the Company’s broker dealers as well as securities finance and SPAC trading strategies to grow liquidity and returns within operating businesses.  Much of the Company’s public and private healthcare strategies and liquid alternative trading strategies portfolios are invested alongside the Company's investment management clients. The Company’s liquid alternative trading strategies include merger arbitrage and activist fund strategies. In addition from time to time, the Company makes investments in private capital raising transactions of its investment banking clients.
The Company allocates capital to Asset Co’s private investments and private real estate strategies. The Company’s private investments include the Company’s investment in Italian wireless broadband provider Linkem and private equity funds Formation8/Eclipse. The Company's real estate investment strategy focuses on making investments alongside the investment management clients invested in the real estate funds managed by RCG Longview, as well as in direct investments in commercial real estate projects.
As of June 30, 2019, the Company's invested capital amounted to a net value of $678.0 million (supporting a long market value of $842.7 million), representing approximately 83% of Cowen's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen's stockholders' equity as of June 30, 2019. The net values presented in the table below do not tie in total to Cowen's condensed consolidated statement of financial condition as of June 30, 2019 because they represent only some of the line items in the accompanying condensed consolidated statement of financial condition.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Op Co
Broker dealer capital and related trading	$400.3	49%
Public and Private Healthcare	57.3	7%
Liquid Alternative Trading	71.4	9%
Asset Co
Private Investments	128.6	16%
Private Real Estate	20.4	2%
Total	678.0	83%
Stockholders' Equity	$817.4	100%
The allocations shown in the table above will change over time.

Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) (which is a non-GAAP measure) of our Op Co and Asset Co segments follows the discussion of our total consolidated US GAAP results. Economic Income (Loss) reflects, on a consistent basis for all periods presented in the Company's condensed consolidated financial statements, income earned from the Company's investment funds and managed accounts and from its own invested capital. Economic Income (Loss) excludes certain adjustments required under US GAAP. See the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company-Segment Analysis and Economic Income (Loss),” and Note 22 to the accompanying Company's condensed consolidated financial statements, appearing elsewhere in this Form 10-Q, for a reconciliation of Economic Income (Loss) to total Company US GAAP net income (loss).
Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018

	Condensed Consolidated Statements of Operations
	(unaudited)
	Three Months Ended June 30,		Period to Period
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$114,705	$84,826	$29,879	35%
Brokerage	111,382	103,285	8,097	8%
Management fees	7,039	7,373	(334)	(5)%
Incentive income	8	48	(40)	(83)%
Interest and dividends	40,047	25,109	14,938	59%
Reimbursement from affiliates	254	336	(82)	(24)%
Aircraft lease revenue	—	419	(419)	(100)%
Reinsurance premiums	14,331	9,226	5,105	55%
Other revenues	930	876	54	6%
Consolidated Funds revenues	3,468	3,075	393	13%
Total revenues	292,164	234,573	57,591	25%
Interest and dividends expense	39,528	24,306	15,222	63%
Total net revenues	252,636	210,267	42,369	20%

Expenses
Employee compensation and benefits	135,984	131,845	4,139	3%
Reinsurance claims, commissions and amortization of deferred acquisition costs	10,782	9,924	858	9%
Operating, general, administrative and other expenses	89,063	75,304	13,759	18%
Depreciation and amortization expense	4,952	3,194	1,758	55%
Goodwill impairment	4,100	—	4,100	NM
Consolidated Funds expenses	2,231	3,149	(918)	(29)%
Total expenses	247,112	223,416	23,696	11%
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	3,910	16,719	(12,809)	(77)%
Gain/(loss) on debt extinguishment	—	(556)	556	NM
Consolidated Funds net gains (losses)	5,782	30,985	(25,203)	(81)%
Total other income (loss)	9,692	47,148	(37,456)	(79)%
Income (loss) before income taxes	15,216	33,999	(18,783)	(55)%
Income tax expense (benefit)	5,073	3,993	1,080	27%
Net income (loss)	10,143	30,006	(19,863)	(66)%
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds	4,331	24,607	(20,276)	(82)%
Net income (loss) attributable to Cowen Inc.	5,812	5,399	413	8%
Preferred stock dividends	1,698	1,698	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$4,114	$3,701	$413	11%

Revenues
Investment Banking
Investment banking revenues increased $29.9 million to $114.7 million for the three months ended June 30, 2019 compared with $84.8 million in the prior year period. During the three months ended June 30, 2019, the Company completed 43 underwriting transactions, 10 strategic advisory transactions and three debt capital markets transactions. During the three months ended June 30, 2018, the Company completed 30 underwriting transactions, 10 strategic advisory transactions, and one debt capital markets transaction. The average underwriting fee per transaction was 2.7% lower for the three months ended June 30, 2019 as compared to the prior year period.
Brokerage
Brokerage revenues increased $8.1 million to $111.4 million for the three months ended June 30, 2019 compared with $103.3 million in the prior year period. This was attributable to increased revenue in our securities finance and special situations businesses.  Customer trading volumes across the industry (according to Bloomberg) increased 1% for the three months ended June 30, 2019 compared to the prior year period.
Management Fees
Management fees decreased $0.3 million to $7.0 million for the three months ended June 30, 2019 compared with $7.4 million in the prior year period.
Incentive Income
Incentive income remained fairly flat at less than $0.1 million for the three months ended June 30, 2019, compared with the prior year period. Revenue recognition standards, effective January 1, 2018, requires the Company to recognize the majority of incentive income allocated to the Company as net gains (losses) on securities, derivatives and other investments or as incentive income when the fees are no longer subject to reversal or are crystalized.
Interest and Dividends
Interest and dividends increased $14.9 million to $40.0 million for the three months ended June 30, 2019 compared with $25.1 million in the prior year period. This is primarily attributable to securities financing activities.
Reimbursements from Affiliates
Reimbursements from affiliates decreased $0.1 million to $0.3 million for the three months ended June 30, 2019 compared with $0.3 million in the prior year period.
Aircraft Lease Revenue
Aircraft lease revenue decreased $0.4 million for the three months ended June 30, 2019 from $0.4 million in the prior year period. This decrease was related to our exit from the aviation business at the end of 2018.
Reinsurance Premiums
Reinsurance premiums increased $5.1 million to $14.3 million for the three months ended June 30, 2019 compared with $9.2 million in the prior year period. This increase reflects premiums earned during the quarter from additional reinsurance policies in force as well as higher premium volume generated from renewed policies compared to the same period in 2018.
Other Revenues
Other revenues increased $0.1 million to $0.9 million for the three months ended June 30, 2019 compared with $0.9 million in the prior year period.
Consolidated Funds Revenues
Consolidated Funds revenues increased $0.4 million to $3.5 million for the three months ended June 30, 2019 compared with $3.1 million in the prior year period. This is due to an increase in interest and dividend income in our consolidated funds.
Interest and Dividends
Interest and dividend expenses increased $15.2 million to $39.5 million for the three months ended June 30, 2019 compared with $24.3 million in the prior year period. This is primarily attributable to securities finance activities.

Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $4.2 million to $136.0 million for the three months ended June 30, 2019 compared with $131.8 million in the prior year period. The increase is primarily due to $57.6 million higher revenues (offset partially by a $37.5 million decrease in other income (loss)) during the second quarter of 2019 as compared to 2018 and thus resulting in a higher compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 45.0% for the three months ended June 30, 2019, compared with 46.8% for the prior year period.
Reinsurance Claims, Commissions and Amortization of Deferred Acquisition Costs
Reinsurance related expenses increased $0.9 million to $10.8 million for the three months ended June 30, 2019 compared with $9.9 million in the prior year period. This increase is due to reinsurance-related expenses incurred from additional reinsurance policies in force during 2019.
General, Administrative and Other Expenses
General, administrative and other expenses increased $13.8 million to $89.1 million for the three months ended June 30, 2019 compared with $75.3 million in the prior year period. The increase is primarily related to increased marketing and business development expenses and professional fees offset partially by decreased brokerage and trade execution costs.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $1.8 million to $5.0 million for the three months ended June 30, 2019 compared with $3.2 million in the prior year period. The increase in amortization expense primarily related to intangibles acquired through the Quarton acquisition in January of 2019.
Goodwill impairment
In conjunction with the Company’s change in segments, the Company restructured its historical investment management reporting unit between the Op Co’s CIM division reporting unit and the Asset Co reporting unit. Based on the change in segments and restructuring of reporting units, the Company determined that it was necessary to perform a quantitative impairment test. The Company estimated the fair value of its reporting units immediately before and after the change in segments and restructuring of reporting units using the income and market approach which involves estimates of future cash flows, discount rates, economic forecast and other assumptions which are then used in the market approach (earnings and / or transactions multiples) and / or income approach (discounted cash flow method). Based on the results of the impairment analysis as of June 30, 2019, the Company recognized a goodwill impairment in the amount of $4.1 million within the Asset Co reporting unit.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $0.9 million to $2.2 million for the three months ended June 30, 2019 compared with $3.1 million for the prior year period.
Other Income (Loss)
Other income (loss) decreased $37.5 million to $9.7 million for the three months ended June 30, 2019 compared with other income (loss) of $47.1 million in the prior year period. The decrease primarily relates to a decrease in performance in the Company's own invested capital. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense increased $1.1 million to $5.1 million for the three months ended June 30, 2019 compared with $4.0 million in the prior year period. This change is primarily attributable to the impact of the Tax Cuts and Jobs Act of 2017.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests decreased by $20.3 million to $4.3 million for the three months ended June 30, 2019 compared with income of $24.6 million in the prior year period. The decrease was primarily the result of a decrease in income earned by the Consolidated Funds in the current year period. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.

Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.
Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

	Condensed Consolidated Statements of Operations
	(unaudited)
	Six Months Ended June 30,		Period to Period
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$194,811	$182,814	$11,997	7%
Brokerage	208,845	209,018	(173)	—%
Management fees	14,180	14,790	(610)	(4)%
Incentive income	23	64	(41)	(64)%
Interest and dividends	69,139	51,063	18,076	35%
Reimbursement from affiliates	542	713	(171)	(24)%
Aircraft lease revenue	—	1,134	(1,134)	(100)%
Reinsurance premiums	20,922	17,873	3,049	17%
Other revenues	1,991	2,212	(221)	(10)%
Consolidated Funds revenues	5,808	6,276	(468)	(7)%
Total revenues	516,261	485,957	30,304	6%
Interest and dividends expense	68,612	48,846	19,766	40%
Total net revenues	447,649	437,111	10,538	2%
Expenses
Employee compensation and benefits	266,172	266,985	(813)	—%
Reinsurance claims, commissions and amortization of deferred acquisition costs	16,944	18,655	(1,711)	(9)%
Operating, general, administrative and other expenses	167,064	151,523	15,541	10%
Depreciation and amortization expense	9,908	6,419	3,489	54%
Goodwill impairment	4,100	—	4,100	NM
Consolidated Funds expenses	3,713	5,580	(1,867)	(33)%
Total expenses	467,901	449,162	18,739	4%
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	42,994	32,688	10,306	32%
Gain/(loss) on debt extinguishment	—	(556)	556	NM
Consolidated Funds net gains (losses)	7,640	48,850	(41,210)	(84)%
Total other income (loss)	50,634	80,982	(30,348)	(37)%
Income (loss) before income taxes	30,382	68,931	(38,549)	(56)%
Income tax expense (benefit)	8,250	10,916	(2,666)	(24)%
Net income (loss)	22,132	58,015	(35,883)	(62)%
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds	6,537	35,763	(29,226)	(82)%
Net income (loss) attributable to Cowen Inc.	15,595	22,252	(6,657)	(30)%
Preferred stock dividends	3,396	3,396	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$12,199	$18,856	$(6,657)	(35)%
Revenues
Investment Banking
Investment banking revenues increased $12.0 million to $194.8 million for the six months ended June 30, 2019 compared with $182.8 million in the prior year period. During the six months ended June 30, 2019, the Company completed 71 capital markets transactions, 19 strategic advisory transactions and five debt capital market transactions. During the six months ended June 30, 2018, the Company completed 66 underwriting transactions, 15 strategic advisory transactions and two debt capital market transaction. The implied average underwriting fee per transaction was 6.8% lower for the six months ended June 30, 2019 as compared to the prior year period.
Brokerage
Brokerage revenues decreased $0.2 million to $208.8 million for the six months ended June 30, 2019 compared with $209.0 million in the prior year period. This was attributable to decreases in cash equity commissions, prime services revenue, commission management revenue, and non-US commissions offset by increases in securities finance revenues and special situations commissions.  Customer trading volumes across the industry (according to Bloomberg) were flat for the six months ended June 30, 2019 compared to the prior year period.
Management Fees
Management fees decreased $0.6 million to $14.2 million for the six months ended June 30, 2019 compared with $14.8 million in the prior year period.
Incentive Income
Incentive income remained fairly flat at less than $0.1 million for the six months ended June 30, 2019, compared with the prior year period. Revenue recognition standards, effective January 1, 2018, requires the Company to recognize the majority of incentive income allocated to the Company as net gains (losses) on securities, derivatives and other investments or as incentive income when the fees are no longer subject to reversal or are crystalized.
Interest and Dividends
Interest and dividends increased $18.1 million to $69.1 million for the six months ended June 30, 2019 compared with $51.1 million in the prior year period. This is primarily attributable to securities financing activities.
Reimbursements from Affiliates
Reimbursements from affiliates decreased $0.2 million to $0.5 million for the six months ended June 30, 2019 compared with $0.7 million in the prior year period. The decrease is primarily related to a decrease in reimbursements from the activist business.
Aircraft Lease Revenue
Aircraft lease revenue decreased 1.1 million for the six months ended June 30, 2019 from 1.1 million in the prior year period. This decrease was related to our exit from the aviation business at the end of 2018.
Reinsurance Premiums
Reinsurance premiums increased $3.0 million to $20.9 million for the six months ended June 30, 2019 compared with $17.9 million in the prior year period. The increase is due to premiums earned from additional reinsurance policies in force as well as higher premium volume generated from renewed policies compared to the same period in 2018.
Other Revenues
Other revenues decreased $0.2 million to $2.0 million for the six months ended June 30, 2019 compared with $2.2 million in the prior year period.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $0.5 million to $5.8 million for the six months ended June 30, 2019 compared with $6.3 million in the prior year period. The decrease is due to earning less interest and dividends income from the Consolidated Funds.
Interest and Dividends Expenses
Interest and dividends expenses increased $19.8 million to $68.6 million for the six months ended June 30, 2019 compared with $48.8 million in the prior year period. This is primarily attributable to securities finance activities.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses decreased $0.8 million to $266.2 million for the six months ended June 30, 2019 compared with $267.0 million in the prior year period. The decrease is primarily due to $30.3 million higher total revenues offset completely by $30.4 million lower other income (loss) during 2019 as compared to 2018 resulting in a slightly lower compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 47% for the six months ended June 30, 2019, compared with 47% in the prior year period.

Reinsurance Claims, Commissions and Amortization of Deferred Acquisition Costs
Reinsurance related expenses decreased $1.8 million to $16.9 million for the six months ended June 30, 2019 compared with $18.7 million in the prior year period. This decrease is due to better claims experience on existing policies during the first two quarters of 2019 compared to the same period in 2018.
Operating, General, Administrative and Other Expenses
Operating, general, administrative and other expenses increased $15.6 million to $167.1 million for the six months ended June 30, 2019 compared with $151.5 million in the prior year period. The increase is primarily related to increased marketing and business development expenses and professional fees offset partially by decreased brokerage and trade execution costs.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $3.5 million to $9.9 million for the six months ended June 30, 2019 compared with $6.4 million in the prior year period. The increase in amortization expense primarily related to intangibles acquired through the Quarton acquisition in January of 2019.
Goodwill impairment
In conjunction with the Company’s change in segments, the Company restructured its historical investment management reporting unit between the Op Co’s CIM division reporting unit and the Asset Co reporting unit. Based on the change in segments and restructuring of reporting units, the Company determined that it was necessary to perform a quantitative impairment test. The Company estimated the fair value of its reporting units immediately before and after the change in segments and restructuring of reporting units using the income and market approach which involves estimates of future cash flows, discount rates, economic forecast and other assumptions which are then used in the market approach (earnings and / or transactions multiples) and / or income approach (discounted cash flow method). Based on the results of the impairment analysis as of June 30, 2019, the Company recognized a goodwill impairment in the amount of  $4.1 million within the Asset Co reporting unit.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $1.9 million to $3.7 million for the six months ended June 30, 2019 compared with $5.6 million in the prior year period. The decrease is due to decreased interest and dividends expense in the Consolidated Funds.
Other Income (Loss)
Other income (loss) decreased $30.4 million to $50.6 million for the six months ended June 30, 2019 compared with $81.0 million in the prior year period. The decrease primarily relates to a decrease in performance in the Company's own invested capital. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense decreased $2.6 million to $8.3 million for the six months ended June 30, 2019 compared with an income tax expense of $10.9 million in the prior year period. This change is primarily attributable to the change in the Company’s income before income taxes for the respective periods, partially offset by the impact of the Tax Cuts and Jobs Act of 2017.
Net Income (Loss) Attributable to Redeemable Non-controlling Interests
Net income (loss) attributable to redeemable non-controlling interests decreased $29.3 million to $6.5 million for the six months ended June 30, 2019 compared with $35.8 million in the prior year period. The decrease was primarily the result of a decrease in income earned by the Consolidated Funds in the current year period. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
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

Segment Analysis and Economic Income (Loss)
Segments
The Company conducts its operations through two segments: Op Co and Asset Co. For a more detailed discussion regarding the Company's recent change in segments, see Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations "Overview" and "Recent Developments" sections.
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
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for Consolidated Funds and excludes (ii) goodwill and intangible impairment (iii) certain other transaction-related adjustments and/or reorganization expenses and (iv) certain costs associated with debt. Economic Operating Income (Loss) represents Economic Income (Loss) before depreciation and amortization expenses. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the activist business and certain investment funds. For US GAAP purposes, all of these items, are recorded in other income (loss). Economic Income (Loss) recognizes (a) incentive fees during periods when the fees are not yet crystallized for US GAAP reporting and (b) retainer fees, relating to investment banking activities, earned during the period that would otherwise be deferred until closing for US GAAP reporting. In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
Economic Income (Loss) Revenues
The Company's principal sources of Economic Income (Loss) revenues are derived from activities in the following business segments:
The Op Co segment generates revenue through five principle sources: investment banking revenue, brokerage revenue, management fees, incentive income and investment income from the Company's own capital.
The Asset Co segment generates revenue through three principle sources: management fees, incentive income and investment income from the Company's own capital.
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

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

	(unaudited)
	Three Months Ended June 30,						Total Period-to-Period
	2019			2018
	Operating Company	Asset Company	Total	Operating Company	Asset Company	Total	$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$104,216	$—	$104,216	$80,042	$—	$80,042	$24,174	30%
Brokerage	120,672	—	120,672	113,186	—	113,186	7,486	7%
Management fees	9,968	500	10,468	10,938	1,548	12,486	(2,018)	(16)%
Incentive income (loss)	2,633	1,596	4,229	12,321	(2,958)	9,363	(5,134)	(55)%
Investment income (loss)	(3,141)	3,626	485	18,476	1,478	19,954	(19,469)	(98)%
Other income (loss)	4,304	15	4,319	(811)	90	(721)	5,040	(699)%
Total economic income revenues	238,652	5,737	244,389	234,152	158	234,310	10,079	4%
Interest expense	5,298	1,408	6,706	3,134	990	4,124	2,582	63%
Total net revenues	$233,354	$4,329	$237,683	$231,018	$(832)	$230,186	$7,497	3%
Economic Income (Loss)
Total Economic Operating Income (Loss) (which is Economic Income (Loss) before depreciation and amortization) was $20.4 million for the three months ended June 30, 2019, a decrease of $2.6 million compared to Economic Operating Income (Loss) of $23.0 million in the prior year period. Total Economic Income (Loss) was $15.5 million for the three months ended June 30, 2019, a decrease of $4.6 million compared to Economic Income (Loss) which was $20.0 million in the prior year period.
Total Economic Income (Loss) revenues were $244.4 million for the three months ended June 30, 2019, an increase of $10.1 million compared to Economic Income (Loss) revenues of $234.3 million in the prior year period. This was primarily related to an increase in investment banking and brokerage activity offset partially by a decrease in investment income.
Operating Company Segment Revenues
The Op Co segment Economic Income (Loss) revenues were $238.7 million for the three months ended June 30, 2019, an increase of $4.5 million compared with Economic Income (Loss) revenues of $234.2 million in the prior year period.
Investment Banking.    Investment banking revenues increased to $104.2 million for the three months ended June 30, 2019 compared with $80.0 million in the prior year period. During the three months ended June 30, 2019, the Company completed 43 underwriting transactions, 10 strategic advisory transactions and three debt capital markets transactions. During the three months ended June 30, 2019, the Company completed 30 underwriting transactions, 10 strategic advisory transactions, and one debt capital markets transaction. The average underwriting fee per transaction was 2.7% lower for the three months ended June 30, 2019 as compared to the prior year period.
Brokerage.    Brokerage revenues increased $7.5 million to $120.7 million for the three months ended June 30, 2019, compared with $113.2 million in the prior year period. This was attributable to increased revenue in our securities finance and special situations businesses.  Customer trading volumes across the industry (according to Bloomberg) increased 1% for the three months ended June 30, 2019 compared to the prior year period
Management Fees.    Management fees for the segment decreased $0.9 million to $10.0 million for the three months ended June 30, 2019 compared with $10.9 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from the real estate business.
Incentive Income (Loss).    Incentive income for the segment decreased $9.7 million to $2.6 million for the three months ended June 30, 2019 compared with $12.3 million in the prior year period. This decrease was related to the activist business.
Investment Income (Loss).    Investment income for the segment decreased $21.6 million to $3.1 million for the three months ended June 30, 2019, compared with $18.5 million in the prior year period.
Other Income (Loss).    Other income (loss) for the segment increased $5.1 million to $4.3 million for the three months ended June 30, 2019, compared with income of $0.8 million in the prior year period. The increase primarily relates to an increase in income from the Company's reinsurance business.

Asset Company Segment Revenues
The Asset Co segment Economic Income (Loss) revenues were $5.7 million for the three months ended June 30, 2019, an increase of $5.5 million compared to Economic Income (Loss) revenues of $0.2 million in the prior year period.
Management Fees.    Management fees for the segment decreased $1.0 million to $0.5 million for the three months ended June 30, 2019 compared with $1.5 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from the real estate business.
Incentive Income (Loss).    Incentive income for the segment increased $4.6 million to $1.6 million for the three months ended June 30, 2019 compared with $3.0 million in the prior year period. This increase was related to an increase in performance fees from the multi-strategy business.
Investment Income (Loss).    Investment income for the segment increased $2.1 million to $3.6 million for the three months ended June 30, 2019 compared with $1.5 million in the prior year period. The increase primarily relates to an increase in performance of the Company's own invested capital.
Interest expense
Interest expense increased $2.6 million to $6.7 million for the three months ended June 30, 2019 compared with $4.1 million in the prior year period. Interest expense primarily relates to debt issued. The increase is primarily related to new debt issued in June of 2018 and May of 2019.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $12.9 million to $218.8 million for the three months ended June 30, 2019, compared with $206.0 million in the prior year period.
Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, increased $4.2 million to $135.5 million for the three months ended June 30, 2019 compared with $131.3 million in the prior year period. The increase is due to $10.1 million higher revenues during the second quarter of 2019 as compared to 2018, which resulted in a higher compensation and benefits accrual. The compensation to revenue ratio was 55% for the three months ended June 30, 2019 compared with 56% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $3.9 million to $38.4 million for the three months ended June 30, 2019 compared with $34.5 million in the prior year period. The increase is primarily related to increased professional, advisory and other fees offset partially by lower expenses from equity investments.
The following table shows the components of the non-compensation expenses—fixed, for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Period-to-Period
	2019	2018	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$7,692	$7,105	$587	8%
Professional, advisory and other fees	7,413	5,280	2,133	40%
Occupancy and equipment	10,113	9,923	190	2%
Service fees	5,653	4,809	844	18%
Expenses from equity investments	2,097	2,781	(684)	(25)%
Reimbursement from affiliates	(270)	(401)	131	(33)%
Other	5,717	4,967	750	15%
Total	$38,415	$34,464	$3,951	11%
Depreciation and amortization expenses.  Depreciation and amortization expenses increased $2.0 million to $5.0 million for the three months ended June 30, 2019 compared with $3.0 million in the prior year period. The increase in amortization expense primarily related to intangibles acquired through the Quarton acquisition in January of 2019.
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $2.7 million to $39.9 million for the three months ended June 30, 2019 compared with $37.2 million in the prior year period. The increase is primarily related to an increase in marketing and business development offset partially by lower brokerage and trade execution costs.
The following table shows the components of the non-compensation expenses—variable, for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Period-to-Period
	2019	2018	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Brokerage and trade execution costs	$26,860	$28,310	$(1,450)	(5)%
Healthcare Royalty Partners syndication costs	132	132	—	—%
Expenses related to Luxembourg reinsurance companies	669	924	(255)	(28)%
Marketing and business development	11,044	7,556	3,488	46%
Other	1,244	315	929	295%
Total	$39,949	$37,237	$2,712	7%
Non-Controlling Interest
Income (loss) attributable to redeemable non-controlling interests decreased by $0.8 million to $1.7 million for the three months ended June 30, 2019 compared with $2.5 million in the prior year period. Non-controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

	(unaudited)
	Six Months Ended June 30,						Total Period-to-Period
	2019			2018
	Operating Company	Asset Company	Total	Operating Company	Asset Company	Total	$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$187,212	$—	$187,212	$173,966	$—	$173,966	$13,246	8%
Brokerage	225,829	—	225,829	227,257	—	227,257	(1,428)	(1)%
Management fees	19,695	1,203	20,898	22,217	3,396	25,613	(4,715)	(18)%
Incentive income (loss)	19,270	1,706	20,976	15,360	(801)	14,559	6,417	44%
Investment income (loss)	13,001	4,467	17,468	36,710	(2,454)	34,256	(16,788)	(49)%
Other income (loss)	5,427	51	5,478	(147)	313	166	5,312	3,200%
Total economic income revenues	470,434	7,427	477,861	475,363	454	475,817	2,044	—%
Interest expense	10,615	2,655	13,270	7,661	2,420	10,081	3,189	32%
Total net revenues	$459,819	$4,772	$464,591	$467,702	$(1,966)	$465,736	$(1,145)	—%
Economic Income (Loss)
Total Economic Operating Income (Loss) (which is Economic Income (Loss) before depreciation and amortization) was $40.7 million for the six months ended June 30, 2019, a decrease of $7.7 million compared to Economic Operating Income (Loss) of $48.3 million in the prior year period. Total Economic Income (Loss) was $30.8 million for the six months ended June 30, 2019, a decrease of $11.6 million compared to Economic Income (Loss) of $42.4 million in the prior year period.
Total Economic Income (Loss) revenues were $477.9 million for the six months ended June 30, 2019, an increase of $2.1 million compared to Economic Income (Loss) revenues of $475.8 million in the prior year period. This was primarily related to an increase in investment banking activity, incentive fees and other income offset partially by a decrease in investment income.
Operating Company Segment Revenues
The Op Co segment Economic Income (Loss) revenues were $470.4 million for the six months ended June 30, 2019, a decrease of $5.0 million compared to Economic Income (Loss) revenues of $475.4 million in the prior year period.

Investment Banking.    Investment banking revenues increased $13.2 million to $187.2 million for the six months ended June 30, 2019 compared with $174.0 million in the prior year period. During the six months ended June 30, 2019, the Company completed 71 capital markets transactions, 19 strategic advisory transactions and five debt capital market transactions. During the six months ended June 30, 2018, the Company completed 66 underwriting transactions, 15 strategic advisory transactions and two debt capital market transaction. The implied average underwriting fee per transaction was 6.8% lower for the six months ended June 30, 2019 as compared to the prior year period.
Brokerage.    Brokerage revenues decreased $1.5 million to $225.8 million for the six months ended June 30, 2019, compared with $227.3 million in the prior year period. This was attributable to decreases in cash equity commissions, prime services revenue, commission management revenue, and non-US commissions offset by increases in securities finance revenues and special situations commissions.  Customer trading volumes across the industry (according to Bloomberg) were flat for the six months ended June 30, 2019 compared to the prior year period.
Management Fees.    Management fees for the segment decreased $2.5 million to $19.7 million for the six months ended June 30, 2019 compared with $22.2 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from our activist business.
Incentive Income (Loss).    Incentive income for the segment increased $3.9 million to $19.3 million for the six months ended June 30, 2019 compared with $15.4 million in the prior year period. This increase was related to an increase in performance fees from the activist business offset partially by a decrease in performance fees from the merger arbitrage business.
Investment Income (Loss).    Investment income for the segment decreased $23.7 million to $13.0 million for the six months ended June 30, 2019 compared with $36.7 million in the prior year period. The decrease primarily relates to a decrease in performance of the Company's own invested capital.
Other Income (Loss).    Other income (loss) for the segment increased $5.5 million to $5.4 million for the six months ended June 30, 2019 compared with income of $0.1 million in the prior year period.
Asset Company Segment Revenues
The Asset Company segment Economic Income (Loss) revenues were $7.4 million for the six months ended June 30, 2019, an increase of $6.9 million compared with Economic Income (Loss) revenues of $0.5 million in the prior year.
Management Fees.    Management fees for the segment decreased $2.2 million to $1.2 million for the six months ended June 30, 2019 compared with $3.4 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from the real estate business.
Incentive Income (Loss).    Incentive income for the segment increased $2.5 million to $1.7 million for the six months ended June 30, 2019 compared with a loss of $0.8 million in the prior year period. This increase was related to an increase in performance fees from the multi-strategy business.
Investment Income (Loss).    Investment income for the segment increased $7.0 million to $4.5 million for the six months ended June 30, 2019, compared with $2.5 million in the prior year period. The increase primarily relates to an increase in performance of the Company's own invested capital.
Other Income (Loss).    Other income (loss) for the segment increased $0.3 million to $0.1 million for the six months ended June 30, 2019, compared with $0.3 million in the prior year period.
Interest expense
Interest expense increased $3.2 million to $13.3 million for the six months ended June 30, 2019 compared with $10.1 million in the prior year period. Interest expense primarily relates to debt issued. The increase is primarily related to new debt issued in June of 2018 and May of 2019.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $10.7 million to $426.0 million for the six months ended June 30, 2019, compared with $415.3 million in the prior year period.
Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, decreased $0.2 million to $265.2 million for the six months ended June 30, 2019 compared with $265.4 million in the prior year period. The decrease is due to a slightly lower compensation to revenue ratio which was 55% for the six months ended June 30, 2019 compared with 56% in the prior year period.

Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $4.6 million to $73.3 million for the six months ended June 30, 2019 compared with $68.7 million in the prior year period. The increase is primarily related to increased professional, advisory and other fees offset partially by lower expenses from equity investments.
The following table shows the components of the non-compensation expenses—fixed, for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Period-to-Period
	2019	2018	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$15,394	$14,653	$741	5%
Professional, advisory and other fees	14,184	11,033	3,151	29%
Occupancy and equipment	19,691	19,404	287	1%
Service fees	11,308	9,975	1,333	13%
Expenses from equity investments	3,620	5,657	(2,037)	(36)%
Reimbursement from affiliates	(600)	(844)	244	(29)%
Other	9,693	8,821	872	10%
Total	$73,290	$68,699	$4,591	7%
Depreciation and amortization expenses.  Depreciation and amortization expenses increased to $9.9 million for the six months ended June 30, 2019 compared with $5.9 million in the prior year period. The increase in amortization expense primarily related to intangibles acquired through the Quarton acquisition in January of 2019.
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $2.4 million to $77.6 million for the six months ended June 30, 2019 compared with $75.2 million in the prior year period. The increase is related to increased marketing and business development costs offset partially by lower brokerage and trade execution costs.
The following table shows the components of the non-compensation expenses—variable, for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Period-to-Period
	2019	2018	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Brokerage and trade execution costs	$52,292	$56,936	$(4,644)	(8)%
HealthCare Royalty Partners syndication costs	264	264	—	—%
Expenses related to Luxembourg companies	1,498	1,695	(197)	(12)%
Marketing and business development	22,047	15,447	6,600	43%
Other	1,523	882	641	73%
Total	$77,624	$75,224	$2,400	3%
Non-Controlling Interests
Net income (loss) attributable to redeemable non-controlling interests decreased by $0.2 million to $4.4 million for the six months ended June 30, 2019 compared with $4.6 million in the prior year period. Non-controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of June 30, 2019, we had cash and cash equivalents of $182.4 million and net liquid investment assets of $486.7 million, which includes cash and cash equivalents and short-term investments held by foreign subsidiaries as of June 30, 2019 of $28.2 million. The Company continues to permanently reinvest the capital and accumulated earnings of its subsidiaries in the United Kingdom, Germany, Switzerland, Canada and Hong Kong.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year by March 15th.
As a clearing member firm providing services to certain of our brokerage customers, we are subject to cash deposit requirements with clearing organizations, brokers and banks that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At June 30, 2019, we had security deposits totaling $97.7 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures.
Unfunded commitments
The following table summarizes unfunded commitments as of June 30, 2019:

Entity	Unfunded Commitments	Commitment term
	(dollars in thousands)
Real estate (a)	$23,749	(a)
HealthCare Royalty Partners funds (b)	5,665	2 years
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.)	119	5 years
Lagunita Biosciences, LLC	500	3 years
Eclipse Fund II, L.P.	225	6 years
Eclipse Continuity Fund I, L.P.	210	7 years
Cowen Healthcare Investments II LP	6,891	2 years
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
On February 7, 2019, FINRA approved the transfer of all of Cowen Securities’ business and personnel to Cowen and Company. Cowen Securities subsequently filed a Form BDW, pursuant to Section 15(b) of the Securities Exchange Act of 1934, with FINRA to withdraw its status as a broker-dealer given that it will no longer conduct a securities business. On May 21, 2019, Cowen Securities Form BDW was approved and officially deregistered with the SEC.
Cowen Prime is also subject to Commodity Futures Trading Commission Regulation 1.17 (“Regulation 1.17”). Regulation 1.17 requires net capital equal to or in excess of $45,000 or the amount of net capital required by SEC Rule 15c3-1, whichever is greater. Cowen Execution is also subject to Options Clearing Corporation ("OCC") Rule 302. OCC Rule 302 requires maintenance of net capital equal to the greater of $2,000,000 or 2% of aggregate debit items. At June 30, 2019, Cowen Execution had $114.4 million of net capital in excess of this minimum requirement.

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
Cowen and Company (Asia) Limited (“Cowen Asia”), a previously established entity, was re-registered with regulatory approval on May 17, 2019. Cowen Asia is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources must exceed the Total Financial Resources requirement of the SFC.
As of June 30, 2019, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA requirement and excess as follows:

Subsidiary	Net Capital	Net Capital Requirement	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$95,807	$1,000	$94,807
Cowen Execution	$116,967	$2,541	$114,426
ATM Execution	$5,375	$250	$5,125
Cowen Prime	$12,091	$250	$11,841
Westminster	$21,602	$250	$21,352
Cowen International Ltd	$15,479	$8,562	$6,917
Cowen Execution Ltd	$5,158	$3,087	$2,071
Cowen and Company (Asia) Limited	$1,092	$384	$708
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
In accordance with the requirements of SEC Rule 15c3-3, Cowen Execution may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of June 30, 2019, Cowen Execution had no required deposit in accordance with the SEC Rule 15c3-3. However, Cowen Execution had approximately $15.6 million of cash segregated.
As a clearing broker-dealer, Cowen Execution is required to compute a reserve requirement for proprietary accounts of broker-dealers (“PAB accounts”), as defined in SEC Rule 15c3-3. Cowen Execution conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEC Rule 15c3-3. This allows each correspondent firm that uses Cowen Execution as its clearing broker-dealer to classify its PAB account assets held at Cowen Execution as allowable assets in the correspondent's net capital calculation. At June 30, 2019, Cowen Execution had $27.7 million of cash on deposit in PAB Reserve Bank Accounts, which was more than its required deposit of $21.9 million.
Cowen and Company, ATM Execution, Cowen Prime and Cowen Execution also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA and Hollenfels, individually and their Luxembourg parent holding company, Ramius Enterprise Luxembourg Holdco S.à r.l., on a combined basis with the reinsurance companies, are required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each reinsurance company’s individual solvency capital ratio as well as the combined solvency capital ratio of the holding and reinsurance companies calculated as of December 31 of each year June 30, 2019 must exceed a minimum requirement. As of the last testing date, December 31, 2018, all of these entities were in excess of this minimum requirement. The companies are currently, and Management expects they will be at the next testing date of December 31, 2019, in compliance with these requirements.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of

New York, was required to maintain capital and surplus of approximately $0.3 million as of June 30, 2019. RCG Insurance Company’s capital and surplus as of June 30, 2019 totaled approximately $32.5 million.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash used in operating activities of $225.8 million for the six months ended June 30, 2019 was primarily related to the (i) purchases of securities owned, at fair value in consolidated funds offset partially by proceeds from sales of securities owned, at fair value in consolidated funds, (ii) cash used in securities financing activities (securities borrowed partially offset by securities loaned), and (iii) purchases of securities owned, at fair value offset partially by proceeds from sales of securities owned, at fair value . Net cash used by operating activities of $29.0 million for the six months ended June 30, 2018 was primarily related to the proceeds from sales of securities owned, at fair value offset by the purchases of securities owned, at fair value.
Investing Activities.    Net cash used in investing activities of $48.9 million for the six months ended June 30, 2019 was primarily related to the purchase of Quarton and other investments. Net cash used in investing activities of $8.3 million for the six months ended June 30, 2018 was primarily related to purchases of other investments partially offset by proceeds from sales of other investments.
Financing Activities.    Net cash provided by financing activities for the six months ended June 30, 2019 of $161.1 million was primarily related to capital contributions by non-controlling interests in Consolidating Funds. Net cash provided by financing activities for the six months ended June 30, 2018 of $33.6 million was primarily related to borrowings on notes and other debt partially offset by repayments on notes and other debt.
Debt
Convertible Debt
December 2022 Convertible Notes
The Company, on December 14, 2017, issued $135.0 million aggregate principal amount of 3.00% convertible senior notes due December 2022 (the “December 2022 Convertible Notes”). The December 2022 Convertible Notes are due on December 15, 2022 unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such date. The interest on the December 2022 Convertible Notes is payable semi-annually on December 15 and June 15 of each year. The December 2022 Convertible Notes are senior unsecured obligations of Cowen. The December 2022 Convertible Notes may be converted into cash or shares of Class A common stock at the Company's election based on the current conversion price. The December 2022 Convertible Notes were issued with an initial conversion price of $17.375 per share of Cowen’s Class A common stock.
The Company used the net proceeds, together with cash on hand, from the offering for general corporate purposes, including the repurchase or repayment of $115.1 million of the Company’s outstanding 3.0% cash convertible senior notes due March 2019 (the "March 2019 Convertible Notes") and the repurchase of approximately $19.5 million of the Company’s shares of its Class A common stock, which were consummated substantially concurrently with the closing of the offering. As of June 30, 2019, the outstanding principal amount of the December 2022 Convertible Notes was $135.0 million. On June 26, 2018, the Company received shareholder approval for the Company to settle the December 2022 Convertible Note entirely in class A common shares. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity.
The Company recorded interest expense of $1.0 million and $1.0 million for the three months ended June 30, 2019 and 2018, and $2.0 million and $2.0 million for the six months ended June 30, 2019 and 2018, respectively. The Company recognized the embedded cash conversion option at issuance date fair value, which also represents the initial unamortized discount on the December 2022 Convertible Notes of $23.4 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $1.1 million and $1.0 million for the three months ended June 30, 2019 and 2018, and $2.1 million and $2.0 million for the six months ended June 30, 2019 and 2018, respectively, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2022 Convertible Notes.

March 2019 Convertible Notes
On March 10, 2014, the Company issued $149.5 million of 3.0% cash convertible senior notes (the "March 2019 Convertible Notes"). The March 2019 Convertible Notes matured on March 15, 2019 and were fully repaid by the Company. The Company recorded interest expense of $0.2 million for the three months ended June 30, 2018, and $0.1 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations was $0.4 million for the three months ended June 30, 2018, and $0.3 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively, based on an effective interest rate of 8.89%.
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors.  To date the May 2024 Notes have maintained their initial private rating, and the interest rate has remained unchanged. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $0.6 million for the three and six months ended June 30, 2019, respectively. The Company capitalized debt issuance costs of approximately $1.5 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the “June 2033 Notes”) and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.0 million and $0.4 million for the three months ended June 30, 2019 and 2018, and $3.9 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the “December 2027 Notes”) and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million and $2.5 million for the three months ended June 30, 2019 and 2018, and $5.1 million and $5.1 million for the six months ended June 30, 2019 and 2018, respectively. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
Term Loan
On June 30, 2017, the Company borrowed $28.2 million to fund general corporate purposes. This term loan has an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire principal amount due (as amended) on June 26, 2020. The loan is secured by the value of the Company's limited partnership interests in two affiliated investment funds. The Company has provided a guarantee for this loan. The Company recorded interest expense of $0.4 million and $0.4 million for the three months ended June 30, 2019 and 2018, and $0.9 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively.
Other Notes Payable
During January 2019, the Company borrowed $2.2 million to fund insurance premium payments. This note had an effective interest rate of 2.51% and was due on December 31, 2019, with monthly payment requirements of $0.2 million. As of June 30, 2019, the outstanding balance on this note was $1.2 million. Interest expense for the three and six months ended June 30, 2019 was insignificant.

Finance Lease Obligations
The Company has entered into various finance leases for computer equipment. The Company's finance lease right-of-use asset amounted to $6.0 million and is recorded in fixed assets in the accompanying condensed consolidated statements of financial condition. These finance lease obligations are included in notes payable and other debt in the accompanying condensed consolidated statements of financial condition, and have a weighted average lease term of 3.7 years and weighted average interest rate of 4.93% as of June 30, 2019.
As of June 30, 2019 and December 31, 2018, the remaining balance on these finance leases was $4.4 million and $5.0 million, respectively.
For the three months ended June 30, 2019, quantitative information regarding the Company's finance lease obligations reflected in the accompanying condensed consolidated statement of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Lease Cost
Finance Lease Cost:
Amortization of finance lease right-of-use assets	$299	$363	$667	$715
Interest on lease liabilities	56	52	118	97
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases			118	97
Financing cash flows from finance leases			$668	$1,133
Letters of Credit
As of June 30, 2019, the Company has the following seven irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged collateral for reinsurance agreements which amounted to $1.9 million, as of June 30, 2019, and $1.0 million, as of December 31, 2018, which is released annually between March 2020 and March 2023 based on the policy periods covered by the reinsurance agreements.

Location	Amount	Maturity
	(dollars in thousands)
Boston	$390	March 2020
New York	$356	April 2020
New York	$71	October 2019
New York	$398	October 2019
New York	$1,687	October 2019
New York	$1,617	November 2019
San Francisco	$711	October 2025
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2019 and 2018, there were no amounts due related to these letters of credit.

Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of June 30, 2019:

	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment, Aircraft, Service and Facility Leases
Real Estate and Other Facility Rental	$122,752	$11,893	$47,506	$37,428	$25,925
Service Payments	42,673	11,827	15,744	8,771	6,331
Operating Equipment Leases	544	202	337	5	—
Aircraft Lease	105	105	—	—	—
Total	166,074	24,027	63,587	46,204	32,256
Debt
Convertible Debt	149,175	2,025	8,100	139,050	—
Notes Payable	504,930	10,868	43,472	43,472	407,118
Finance Lease Obligation	4,788	571	2,716	1,501	—
Term Loan	29,897	863	29,034	—	—
Other Notes Payable	1,214	1,214	—	—	—
Total	$690,004	$15,541	$83,322	$184,023	$407,118
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
The clawback obligations for the real estate fund were $6.5 million at June 30, 2019 and December 31, 2018 (see Note 6 to the Company's condensed consolidated financial statements).
Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of June 30, 2019, are as follows:

	Convertible Debt	Notes Payable	Term Loan	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2019	$2,025	$10,868	$863	$1,214	$571
2020	4,050	21,736	29,034	—	1,358
2021	4,050	21,736	—	—	1,358
2022	139,050	21,736	—	—	1,127
2023	—	21,736	—	—	374
Thereafter	—	407,118	—	—	—
Subtotal	149,175	504,930	29,897	1,214	4,788
Less (a)	(32,902)	(223,386)	(1,697)	(25)	(431)
Total	$116,273	$281,544	$28,200	$1,189	$4,357

(a)
Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the convertible debt.

Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of June 30, 2019. However, through indemnification provisions in our clearing agreements, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreements, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.

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
In accordance with these standards, the Company consolidates four investment funds for which it acts as the general partner and investment manager. As of June 30, 2019, the Company consolidated the following investment funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), and Ramius Merger Arbitrage UCITS Fund ("UCITS Fund") (each a "Consolidated Fund" and collectively the "Consolidated Funds").
The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting operating entity ("VOE") or a variable interest entity ("VIE") under US GAAP.
Voting Operating Entities—VOEs are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently, (ii) the equity holders at risk have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity's economic performance and (iii) voting rights of equity holders are proportionate to their obligation to absorb losses or the right to receive returns.
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
The reason that the Company does not consolidate certain funds that are VIEs is due to the Company's conclusion that it is not the primary beneficiary in each instance. Investment fund investors are entitled to all of the economics of these VIEs with the exception of the management fee and incentive income, if any, earned by the Company. The company has equity interests in the funds as both GP and Limited partner. In these instances the Company has concluded that the variable interests are not potentially significant to the VIE. Although the Company may advance amounts and pay certain expenses on behalf of the investment funds that it considers to be VIEs, it does not provide, nor is it required to provide, any type of substantive financial support to these entities outside of regular investment management services.
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
The Company and its operating subsidiaries act as the manager for the Consolidated Funds. Both the Company and the Consolidated Funds hold certain investments which are valued by the Company, acting as the investment manager. The fair value of these investments is generally estimated based on proprietary models developed by the Company, which include discounted cash flow analysis, public market comparables, and other techniques and may be based, at least in part, on independently sourced market information. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. Significant judgment and estimation impact the selection of an appropriate valuation methodology as well as the assumptions used in these models, and the timing and actual values realized with respect to investments could be materially different from values derived based on the use of those estimates. The valuation methodologies applied impact the reported value of the Company's investments and the investments held by the Consolidated Funds in the condensed consolidated financial statements. Certain of the Company's investments are relatively illiquid or thinly traded and may not be immediately liquidated on demand if needed. Fair values assigned to these investments may differ significantly from the fair values that would have been used had a ready market for the investments existed and such differences could be material.
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
Other investments—Other investments consist primarily of investment funds, real estate investments and equity method investments, which are valued as follows:

i.
Portfolio funds—Portfolio funds include interests in private investment partnerships, foreign investment companies and other collective investment vehicles which may be managed by the Company or its affiliates. The Company follows US GAAP regarding fair value measurements and disclosures relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). The guidance permits, as a practical expedient, an entity holding investments in certain entities that either are investment companies as defined by the American Institute of Certified Public Accountants ("AICPA") Audit and Accounting Guide, Investment Companies, or have attributes similar to an investment company, and calculate net asset value per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. In accordance with US GAAP, investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy.

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
In accordance with US GAAP, inclusive of the newly adopted amendments, the Company tests goodwill for impairment on an annual basis or at an interim period if events or changed circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that fair value exceeds its carrying amount, then performing a quantitative impairment test is not necessary. If the Company concludes otherwise, the Company is required to perform a quantitative impairment test that requires a comparison of the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, the related goodwill is not considered impaired and no further analysis is required. If the carrying value of the reporting unit exceeds its fair value, then the Company recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
Intangible assets
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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. See Note 17 "Commitments and Contingencies" in our accompanying condensed consolidated financial statements for the quarter ended June 30, 2019 for further discussion.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 2 "Recent pronouncements" in our accompanying condensed consolidated financial statements for the quarter ended June 30, 2019.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the six months ended June 30, 2019, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. For a more detailed discussion concerning our market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of June 30, 2019.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the six months ended June 30, 2019.
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
The following information reflects developments with respect to the Company’s legal proceedings that occurred during the quarter ended June 30, 2019.
On December 27, 2013, Landol Fletcher filed a putative class action lawsuit against Convergex Holdings, LLC, Convergex Group, LLC, Cowen Execution, Convergex Global Markets Limited and G-Trade Services LLC (collectively, “Convergex”) in the United States District Court for the Southern District of New York (Landol Fletcher and all others similarly situated v. Convergex Group LLC, Cowen Execution, Convergex Global Markets Ltd., Convergex Holdings LLC, G-Trade Services LLC, & Does 1-10, No. 1:13-CV-09150-LLS). The suit alleges breaches of fiduciary duty and prohibited transactions under ERISA and seeks to maintain a class action on behalf of all ERISA plan participants, beneficiaries and named fiduciaries whose plans were impacted by net trading by Convergex Global Markets Limited from October 2006 to December 2011. On April 11, 2014, Landol Fletcher and Frederick P. Potter Jr., filed an amended complaint raising materially similar allegations. This matter was assumed by the Company as a result of the Company’s previously announced acquisition of Convergex Group, which was completed on June 1, 2017. On February 17, 2016, the District Court granted Convergex’s motion to dismiss the amended complaint. Plaintiffs filed an appeal to the Second Circuit, and the AARP and Department of Labor filed amicus briefs on plaintiffs' behalf. The appeal was argued on December 12, 2016. On February 10, 2017, the Second Circuit Court of Appeals (1) reversed the District Court, finding that plaintiff has constitutional standing in a “representative” capacity to sue for damages to the ERISA defined benefit plan in which he is a participant, and (2) remanded to the District Court to reconsider, in light of the Circuit Court’s decision, the issue whether plaintiff has standing to pursue claims on behalf of ERISA plans in which plaintiff is not a participant. Convergex filed a petition for rehearing, and the Court of Appeals denied the petition. On June 30, 2017, the Company filed a notice of motion and memorandum of law in support of a motion to stay the proceedings in the District Court pending resolution of its petition for writ of certiorari, which the Company intended to file with the U.S. Supreme Court. On August 16, 2017, the District Court granted the Company’s motion to stay the proceedings in the District Court pending resolution of the Company’s petition for writ of certiorari. On September 1, 2017, the Company filed a petition with the United States Supreme Court for a writ of certiorari requesting review of the decision of the Court of Appeals. On January 8, 2018, the U.S. Supreme Court denied the Company’s petition for a writ of certiorari. The previously granted stay of the proceedings in the District Court was lifted, and the case proceeded in the District Court. Status conferences were held on April 6, 2018, October 12, 2018, and December 4, 2018. On March 15, 2019, the Company filed a motion to dismiss the plaintiff’s amended complaint. The District Court granted the Company’s motion on July 2, 2019. The status of the case going forward will depend on whether the plaintiffs appeal the District Court’s decision. We are indemnified against losses arising from this matter pursuant to, and subject to, the provisions of the purchase agreement relating to the acquisition of Convergex Group. While it is not possible to determine the ultimate outcome or duration of such litigation, based on current knowledge, the Company does not currently expect this case to have a material effect on its financial position or its results of operations.

Item 1A.    Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
As of June 30, 2019, the Company's Board of Directors has a share repurchase program that authorizes the Company to purchase up to $198.3 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the three months ended June 30, 2019, the Company repurchased 461,830 shares, at an average price of $15.93 per share, of Cowen Class A stock through the share repurchase program.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended June 30, 2019. Board approval of repurchases is based on dollar amount. As a result, the Company cannot estimate the number of shares that may yet be purchased.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month 4 (April 1, 2019 – April 30, 2019)
Common stock repurchases(1)	—	$—	—	$25,000,000
Employee transactions(2)	8,961	14.65	—	—
Other (3)	—	—	—	—
Total	8,961	$14.48	—

Month 5 (May 1, 2019 – May 31, 2019)
Common stock repurchases(1)	—	$—	—	$25,000,000
Employee transactions(2)	8,903	15.87	—	—
Other (3)	4,737	15.40	—	—
Total	13,640	$15.71	—

Month 6 (June 1, 2019 – June 30, 2019)
Common stock repurchases(1)	461,830	$15.93	461,830	$17,643,131
Employee transactions(2)	201,353	15.57	—	—
Other (3)	—	—	—	—
Total	663,183	$15.82	461,830

Total (April 1, 2019 – June 30, 2019)
Common stock repurchases(1)	461,830	$15.93	461,830	$17,643,131
Employee transactions(2)	219,217	15.55	—	—
Other (3)	4,737	15.40	—	—
Total	685,784	$15.80	461,830

(1)	The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $198.3 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards or other similar transactions.

(3)
Represents shares of common stock distributed to the Company from an escrow account established to satisfy the Company’s indemnification claims arising under the terms of the purchase agreement entered into in connection with the Company’s acquisition of Convergex Group, LLC.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6.    Exhibits

Exhibit No.	Description
10.1	Form of Performance Shares Award Agreement (filed herewith).*
10.2	Form of Note Purchase Agreement, Including the form of Note attached thereto (previously filed as Exhibit 4.1 to the Form 8-K filed April 29, 2019).
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
* Signifies management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN INC.
		By:	/s/ JEFFREY M. SOLOMON
		Name:	Jeffrey M. Solomon
		Title:	Chief Executive Officer

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	August 1, 2019	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)