Form 10-Q
period 2019-09-30
COWEN INC.
filed 2019-11-12
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
As of November 11, 2019, there were 29,014,359 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in “Management's Discussion and Analysis of Financial Condition and Results of Operations”) that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as “may,” “might,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “possible,” “potential,” “intend,” “seek” or “continue,” the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of this periodic report on Form 10-Q for the quarterly period ended September 30, 2019.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three and nine months ended September 30, 2019 and 2018. The Consolidated Financial Statements as of December 31, 2018 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
Assets	As of September 30, 2019	As of December 31, 2018
Cash and cash equivalents	$260,994	$259,148
Cash collateral pledged	18,609	6,318
Segregated cash	128,782	176,647
Securities owned, at fair value ($132,555 and $57,583 were pledged to various parties)	922,164	520,888
Receivable on derivative contracts, at fair value	39,754	25,125
Securities borrowed	1,228,036	407,795
Other investments ($131,740 and $123,241 at fair value, respectively)	204,168	181,407
Deposits with clearing organizations, brokers and banks	91,450	89,423
Receivable from brokers, dealers and clearing organizations, net of allowance of $719 and $472, respectively	717,634	786,113
Receivable from customers, net of allowance of $623 and $516, respectively	46,126	37,858
Fees receivable, net of allowance of $1,399 and $1,569, respectively	101,508	111,946
Due from related parties	27,849	33,870
Fixed assets, net of accumulated depreciation and amortization of $31,007 and $31,630, respectively	29,977	26,443
Operating lease right-of-use assets	96,664	—
Goodwill	137,728	60,678
Intangible assets, net of accumulated amortization of $47,878 and $38,093, respectively	37,358	24,943
Deferred tax asset, net	84,041	93,057
Other assets	76,916	79,014
Consolidated Funds
Cash and cash equivalents	3,364	38,118
Securities owned, at fair value	369,191	187,633
Receivable on derivative contracts, at fair value	3,885	4,416
Other investments	171,186	186,395
Receivable from brokers	17,907	8,328
Other assets	1,463	740
Total Assets	$4,816,754	$3,346,303
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$364,742	$195,307
Securities sold under agreements to repurchase	23,772	—
Payable for derivative contracts, at fair value	32,755	16,082
Securities loaned	1,339,647	414,852
Payables to brokers, dealers and clearing organizations	271,012	228,731
Payable to customers	525,064	525,153
Commission management payable	89,124	95,270
Compensation payable	157,125	226,971
Operating lease liabilities	100,934	—
Notes payable and other debt	343,286	262,965
Convertible debt	117,469	134,489
Fees payable	33,625	22,565
Due to related parties	919	571
Accounts payable, accrued expenses and other liabilities	142,026	110,423

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
	As of September 30, 2019	As of December 31, 2018
(continued)
Consolidated Funds
Due to related parties	615	—
Payable for derivative contracts, at fair value	7,778	1,663
Payable to brokers	15,166	23,521
Capital withdrawals payable	1,002	11,106
Accounts payable, accrued expenses and other liabilities	455	424
Total Liabilities	$3,566,516	$2,270,093
Commitments and Contingencies (Note 17)
Temporary Equity
Redeemable non-controlling interests	$348,424	$216,923
Permanent Equity
Cowen Inc. stockholders' equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of September 30, 2019 (aggregate liquidation preference of $120,750,000) and 10,000,000 shares authorized, 120,750 shares issued and outstanding as of December 31, 2018 (aggregate liquidation preference of $120,750,000), respectively	$1	$1
Class A common stock, par value $0.01 per share: 62,500,000 shares authorized, 46,476,113 shares issued and 29,013,137 outstanding as of September 30, 2019 and 62,500,000 shares authorized, 43,774,731 shares issued and 28,437,860 outstanding as of December 31, 2018, respectively (including 216,912 and 253,772 restricted shares, respectively)	334	324
Class B common stock, par value $0.01 per share: 62,500,000 authorized, no shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	1,103,941	1,062,877
(Accumulated deficit) retained earnings	(20,334)	(34,648)
Accumulated other comprehensive income (loss)	(5)	(5)
Less: Class A common stock held in treasury, at cost, 17,462,976 and 15,336,871 shares as of September 30, 2019 and December 31, 2018, respectively	(266,882)	(234,142)
Total Cowen Inc. Stockholders' Equity	817,055	794,407
Nonredeemable non-controlling interests	84,759	64,880
Total Permanent Equity	$901,814	$859,287
Total Liabilities, Temporary Equity and Permanent Equity	$4,816,754	$3,346,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Investment banking	$77,292	$81,923	$272,103	$264,737
Brokerage	93,995	92,035	302,840	301,053
Management fees	7,300	7,546	21,480	22,336
Incentive income	701	33	724	97
Interest and dividends	60,707	26,448	129,846	77,511
Reimbursement from affiliates	238	353	780	1,066
Aircraft lease revenue	—	375	—	1,509
Reinsurance premiums	8,146	8,378	29,068	26,251
Other revenues	1,237	1,634	3,228	3,846
Consolidated Funds
Interest and dividends	2,374	2,294	8,148	8,565
Other revenues	57	9	91	14
Total revenues	252,047	221,028	768,308	706,985
Interest and dividends expense	56,477	26,000	125,089	74,846
Total net revenues	195,570	195,028	643,219	632,139

Expenses
Employee compensation and benefits	120,320	128,483	388,611	397,543
Brokerage and trade execution costs	25,808	23,217	78,578	82,317
Underwriting expenses	2,846	4,412	12,383	13,260
Professional, advisory and other fees	15,535	7,698	39,396	20,541
Service fees	5,943	4,880	17,266	14,927
Communications	8,295	7,894	24,654	22,566
Occupancy and equipment	9,784	10,140	30,160	30,385
Depreciation and amortization	5,082	3,139	14,990	9,558
Client services and business development	10,364	6,671	33,549	22,767
Goodwill impairment	—	—	4,100	—
Reinsurance claims, commissions and amortization of deferred acquisition costs	8,195	8,773	25,139	27,428
Other expenses	5,276	5,335	14,929	15,007
Consolidated Funds
Interest and dividends	1,153	1,270	3,376	5,660
Professional, advisory and other fees	857	191	1,375	748
Brokerage and trade execution costs	15	39	103	192
Other expenses	491	187	1,375	667
Total expenses	219,964	212,329	689,984	663,566
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	18,446	32,040	61,440	64,728
Gain/(loss) on debt extinguishment	—	—	—	(556)
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	13,613	8,280	22,793	52,284
Net realized and unrealized gains (losses) on derivatives	293	1,664	(1,188)	6,258
Net gains (losses) on foreign currency transactions	(10)	(2)	(69)	250
Total other income (loss)	32,342	41,982	82,976	122,964
Income (loss) before income taxes	7,948	24,681	36,211	91,537
Income tax expense (benefit)	1,365	5,083	9,615	15,999
Net income (loss)	6,583	19,598	26,596	75,538

Cowen Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(continued)
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	2,770	4,110	7,188	37,798
Net income (loss) attributable to Cowen Inc.	3,813	15,488	19,408	37,740
Preferred stock dividends	1,698	1,698	5,094	5,094
Net income (loss) attributable to Cowen Inc. common stockholders	$2,115	$13,790	$14,314	$32,646

Weighted average common shares outstanding:
Basic	29,529	29,610	29,687	29,662
Diluted	31,264	30,844	31,381	30,613
Earnings (loss) per share:
Basic	$0.07	$0.47	$0.48	$1.10
Diluted	$0.07	$0.45	$0.46	$1.07

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Net income (loss)		$6,583		$19,598		$26,596		$75,538
Other comprehensive income (loss), net of tax:
Foreign currency translation	(2)		4		—		5
Total other comprehensive income (loss), net of tax		(2)		4		—		5
Comprehensive income (loss)		$6,581		$19,602		$26,596		$75,543
Less: Comprehensive income attributable to non-controlling interests		2,770		4,110		7,188		37,798
Comprehensive income (loss) attributable to Cowen Inc.		$3,811		$15,492		$19,408		$37,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest
Balance, June 30, 2019	29,480,287	$334	120,750	$1	$(254,357)	$1,093,898	$(3)	$(22,449)	$817,424	$75,923	$893,347	$359,643
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	3,813	3,813	—	3,813	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	—	—	—	—	—	—	—	—	—	9,618	9,618	(6,848)
Foreign currency translation	—	—	—	—	—	—	(2)	—	(2)	—	(2)	—
Capital contributions	—	—	—	—	—	—	—	—	—	332	332	21,905
Capital withdrawals	—	—	—	—	—	—	—	—	—	(1,114)	(1,114)	(26,276)
Restricted stock awards issued	331,213	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(798,363)	—	—	—	(12,525)	—	—	—	(12,525)	—	(12,525)
Preferred stock dividends, $0.06/share (See Note 19)	—	—	—	—	—	—	—	(1,698)	(1,698)	—	(1,698)	—
Amortization of share-based compensation	—	—	—	—	—	10,043	—	—	10,043	—	10,043	—
Balance, September 30, 2019	29,013,137	$334	120,750	$1	$(266,882)	$1,103,941	$(5)	$(20,334)	$817,055	$84,759	$901,814	$348,424

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest
Balance, June 30, 2018	29,609,472	$324	120,750	$1	$(208,009)	$1,052,717	$(7)	$(51,819)	$793,207	$67,407	$860,614	$342,944
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	15,488	15,488	—	15,488	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	2,622	2,622	1,487
Foreign currency translation	—	—	—	—	—	—	4	—	4	—	4	—
Capital contributions	—	—	—	—	—	—	—	—	—	382	382	5,659
Capital withdrawals	—	—	—	—	—	—	—	—	—	(1,452)	(1,452)	(218,732)
Restricted stock awards issued	30,228	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(497,153)	—	—	—	(7,314)	—	—	—	(7,314)	—	(7,314)	—
Preferred stock dividends (See Note 19)	—	—	—	—	—	—	—	(1,698)	(1,698)	—	(1,698)	—
Embedded cash conversion option (See Note 19)	—	—	—	—	—	1	—	—	1	—	1	—
Amortization of share-based compensation	—	—	—	—	—	8,556	—	—	8,556		8,556	—
Balance, September 30, 2018	29,142,547	$324	120,750	$1	$(215,323)	$1,061,274	$(3)	$(38,029)	$808,244	$68,959	$877,203	$131,358

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest
Balance, December 31, 2018	28,437,860	$324	120,750	$1	$(234,142)	$1,062,877	$(5)	$(34,648)	$794,407	$64,880	$859,287	$216,923
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	19,408	19,408	—	19,408	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	—	—	—	—	—	—	—	—	—	11,375	11,375	(4,187)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	—	—	—	—	—	11,442	11,442	213,391
Capital withdrawals	—	—	—	—	—	—	—	—	—	(2,938)	(2,938)	(77,703)
Restricted stock awards issued	1,668,032	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(2,126,105)	—	—	—	(32,740)	—	—	—	(32,740)	—	(32,740)	—
Common stock issuance upon acquisition (See Note 3)	1,033,350	10	—	—	—	14,436	—	—	14,446	—	14,446	—
Preferred stock dividends, $0.06/share (See Note 19)	—	—	—	—	—	—	—	(5,094)	(5,094)	—	(5,094)	—
Embedded cash conversion option, net of tax (See Note 19)	—	—	—	—	—	(596)	—	—	(596)	—	(596)	—
Amortization of share-based compensation	—	—	—	—	—	27,224	—	—	27,224	—	27,224	—
Balance, September 30, 2019	29,013,137	$334	120,750	$1	$(266,882)	$1,103,941	$(5)	$(20,334)	$817,055	$84,759	$901,814	$348,424

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest
Balance, December 31, 2017	29,632,020	$324	120,750	$1	$(186,846)	$1,004,664	$(8)	$(70,116)	$748,019	$105,588	$853,607	$335,016
Cumulative effect of the adoption of the new revenue recognition standard (See Note 2)	—	—	—	—	—	—	—	(559)	(559)	—	(559)	—
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	37,740	37,740	—	37,740	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	15,297	15,297	22,501
Foreign currency translation	—	—	—	—	—	—	5	—	5	—	5	—
Capital contributions	—	—	—	—	—	—	—	—	—	7,887	7,887	17,648
Capital withdrawals	—	—	—	—	—	—	—	—	—	(27,254)	(27,254)	(243,807)
Deconsolidation of entity	—	—	—	—	—	—	—	—	—	(32,559)	(32,559)	—
Restricted stock awards issued	1,469,983	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(1,959,456)	—	—	—	(28,477)	—	—	—	(28,477)	—	(28,477)	—
Preferred stock dividends (See Note 19)	—	—	—	—	—	—	—	(5,094)	(5,094)	—	(5,094)	—
Embedded cash conversion option (See Note 19)	—	—	—	—	—	28,974	—	—	28,974	—	28,974	—
Amortization of share-based compensation	—	—	—	—	—	27,636	—	—	27,636	—	27,636	—
Balance, September 30, 2018	29,142,547	$324	120,750	$1	$(215,323)	$1,061,274	$(3)	$(38,029)	$808,244	$68,959	$877,203	$131,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands (unaudited)
	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$26,596	$75,538
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	14,990	9,558
Amortization of debt issuance costs	804	990
Amortization of debt discount	3,511	4,177
Noncash lease expense	(2,607)	—
Gain / (loss) on extinguishment of debt	—	652
Share-based compensation	27,224	27,636
Change in deferred taxes	8,420	14,640
Deferred rent obligations	—	(2,532)
Net loss (gain) on disposal of fixed assets	(367)	146
Goodwill impairment	4,100	—
Purchases of securities owned, at fair value	(1,405,478)	(3,137,168)
Proceeds from sales of securities owned, at fair value	1,282,527	3,329,707
Proceeds from sales of securities sold, not yet purchased, at fair value	902,271	2,132,935
Payments to cover securities sold, not yet purchased, at fair value	(939,072)	(2,233,427)
Proceeds from other investments	19,693	7,313
Net (gains) losses on securities, derivatives and other investments	(57,808)	(61,927)
Consolidated Funds
Purchases of securities owned, at fair value	(2,016,225)	(457,293)
Proceeds from sales of securities owned, at fair value	1,880,160	491,427
Purchases of other investments	(2,798)	(1,414)
Proceeds from other investments	23,865	230,832
Net realized and unrealized (gains) losses on investments and other transactions	(51,925)	(58,523)
(Increase) decrease in operating assets:
Securities owned, at fair value, held at broker-dealer	(250,579)	(124,740)
Receivable on derivative contracts, at fair value	(14,629)	36,949
Securities borrowed	(820,241)	(270,140)
Deposits with clearing organizations, brokers and banks	(2,027)	(4,650)
Receivable from brokers, dealers and clearing organizations	68,479	(136,214)
Receivable from customers, net of allowance	(8,268)	16,651
Fees receivable, net of allowance	17,707	(6,211)
Due from related parties	6,020	2,765
Other assets	1,038	16,573
Consolidated Funds
Cash and cash equivalents	34,809	(130)
Receivable on derivative contracts, at fair value	531	609
Receivable from brokers	(9,579)	(5,373)
Other assets	10	(153)
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	191,640	146,853
Securities sold under agreement to repurchase	23,772	—
Payable for derivative contracts, at fair value	16,672	16,225
Securities loaned	924,795	91,798
Payable to brokers, dealers and clearing organizations	42,281	(41,827)
Payable to customers	(88)	118,009
Commission management payable	(6,146)	19,782
Compensation payable	(92,903)	33,395
Fees payable	11,060	14,211
Due to related parties	(4,402)	1
Accounts payable, accrued expenses and other liabilities	(2,679)	1,527

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands (unaudited)
	Nine Months Ended September 30,
	2019	2018

(continued)
Consolidated Funds
Payable to brokers	(8,355)	1,185
Payable for derivative contracts, at fair value	6,115	(4,941)
Due to related parties	615	—
Accounts payable, accrued expenses and other liabilities	(184)	205
Net cash provided by / (used in) operating activities	(156,655)	295,626
Cash flows from investing activities:
Purchases of other investments	(15,899)	(21,355)
Purchase of business (See Note 3)	(48,581)	—
Proceeds from sales of other investments	18,103	15,730
Proceeds from loans held for investment	—	1,410
Purchase of fixed assets	(7,862)	(6,710)
Net cash provided by / (used in) investing activities	(54,239)	(10,925)
Cash flows from financing activities:
Repayments on convertible debt	(20,860)	(13,500)
Deferred debt issuance cost	(1,480)	(3,985)
Borrowings on notes and other debt	84,640	102,382
Repayments on notes and other debt	(7,834)	(6,561)
Purchase of treasury stock	(10,153)	(16,763)
Contingent liability payment	(1,235)	(797)
Capital contributions by non-controlling interests in operating entities	11,110	941
Capital withdrawals to non-controlling interests in operating entities	(1,713)	(1,685)
Consolidated Funds
Capital contributions by non-controlling interests in Consolidated Funds	213,723	24,594
Capital withdrawals to non-controlling interests in Consolidated Funds	(89,032)	(270,186)
Net cash provided by / (used in) financing activities	177,166	(185,560)
Change in cash and cash equivalents	(33,728)	99,141
Cash and cash equivalents, including cash collateral pledged and segregated cash, beginning of period	442,113	264,208
Cash and equivalents at end of period:
Cash and cash equivalents	260,994	193,066
Cash collateral pledged	18,609	16,092
Segregated cash	128,782	154,191
Cash and cash equivalents, including cash collateral pledged and segregated cash, end of period	$408,385	$363,349
Supplemental information
Cash paid during the year for interest	$98,363	$62,371
Cash paid during the year for taxes	$3,815	$4,862
Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (See Note 19)	$22,420	$8,544
Preferred stock dividends declared (See Note 19)	$5,094	$5,094
Net assets (liabilities) acquired upon acquisition (net of cash)	$90,727	$—
Transfer of investment from consolidated funds, securities owned, fair value to securities owned, fair value	$—	$8,820
Initial recognition of operating lease right-of-use assets	$103,694	$—
Initial recognition of operating lease liabilities	$110,505	$—
Noncash transfer of net assets from Unconsolidated Master Fund to Consolidated Fund	$97,655	$—
Net decrease in non-controlling interests in Consolidated Funds due to deconsolidation of consolidated fund (See Note 2)	$—	$32,559
Separately recognized conversion option reclassification from a derivative liability to equity (Note 19)	$—	$28,974
Common stock issuance upon close of acquisition (see Note 3)	$14,446	$—
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
The Op Co segment consists of four divisions: the Investment Banking division, the Markets division, the Research division and the Cowen Investment Management (“CIM”) division. The Company refers to the Investment Banking division, the Markets division and the Research division combined as its investment banking businesses. Op Co's investment banking businesses offer investment banking, research, sales and trading, prime brokerage, global execution, clearing and commission management services to companies and primarily institutional investor clients. Sectors covered by Op Co's investment banking business include healthcare, technology, media and telecommunications, consumer, industrials, information and technology services, and energy. Op Co’s CIM division includes advisers to investment funds (including private equity structures and privately placed hedge funds) and registered funds.
The Asset Co segment consists of certain of the Company’s private investments, private real estate investments and other legacy multi-sector long/short equity strategies. The focus of Asset Co is to drive future monetization of the invested capital of the segment.
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
As a result of the change in segments, during the second quarter of 2019, the Company has the following business segments:

•
The Op Co segment consists of four divisions: Investment Banking, Markets, Research and Cowen Investment Management. Each of Op Co’s four divisions leverage the Research division’s core domain expertise to drive harmonized repeatable revenue for the segment.

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

•
The Asset Co segment consists of certain of the Company’s private investments, private real estate investments and other legacy multi-strategy funds. While the Asset Co segment is not a reportable segment, the Company will provide segment level information for Asset Co.

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
The Company serves as the managing member/general partner and/or investment manager to affiliated fund entities which it sponsors and manages. Funds in which the Company has a controlling financial interest are consolidated with the Company pursuant to US GAAP as described below. Consequently, the Company's condensed consolidated financial statements reflect the assets, liabilities, income and expenses of these funds on a gross basis. The ownership interests in these funds that are not owned by the Company are reflected as redeemable or non-redeemable non-controlling interests in consolidated subsidiaries in the accompanying condensed consolidated financial statements. The management fees and incentive income earned by the Company from these funds are eliminated in consolidation.
In this Form 10-Q, nonredeemable non-controlling interests for the three and nine months ended September 30, 2019 and 2018, respectively, have been reclassified to be presented separately from redeemable non-controlling interests within the permanent equity section of the accompanying condensed consolidated statements of financial condition. The Company carried out an analysis to evaluate instances where non-controlling interest parties have the unilateral right to redeem their ownership interest for cash, which resulted in a change to the presentation of certain nonredeemable non-controlling interests into permanent equity. Accordingly, prior period amounts have been recast to reflect the change to the presentation of nonredeemable non-controlling interests, which has no impact on net income (loss) attributable to Cowen Inc. common stockholders, total assets or total liabilities.
With respect to the Company’s private equity investment management strategies, a portion of the Company's carried interest is granted to employees through profit sharing awards designed to more closely align compensation with the overall realized performance of the Company. These arrangements enable certain employees to earn compensation based on performance revenue earned by the Company and are recorded within compensation payable in the accompanying condensed consolidated statements of financial condition and employee compensation and benefits expense in the accompanying condensed consolidated statements of operation based on the probable and estimable payments under the terms of the awards. Prior period amounts have been recast to reflect this accounting treatment.
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
In accordance with these standards, the Company consolidates five investment funds for which it acts as the general partner and investment manager. As of September 30, 2019, the Company consolidated the following investment funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), Ramius Merger Arbitrage UCITS Fund ("UCITS Fund"), and Cowen Sustainable Investments I LP ("CSI I LP") (each a "Consolidated Fund" and collectively the "Consolidated Funds").
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
The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of September 30, 2019, the total assets and total liabilities of the consolidated VIEs were $656.4 million and $34.3 million, respectively. As of December 31, 2018, the total assets and total liabilities of the consolidated VIEs were $468.0 million and $40.5 million, respectively. The increase is primarily related to other investors' subscriptions which increased overall VIEs net assets. The VIEs act as investment managers and/or investment companies that may be managed by the Company or the Company may have equity interest in those investment companies. The VIEs are financed through their operations and/or loan agreements with the Company.
As of September 30, 2019, the Company held a variable interest in Ramius Merger Master Fund Ltd ("Merger Master") (the “Unconsolidated Master Fund”) through the consolidated Merger Fund. As of December 31, 2018, the Company held variable interests in Ramius Enterprise Master Fund Ltd (“Enterprise Master”) and Ramius Merger Master Fund Ltd ("Merger Master") (collectively the “Unconsolidated Master Funds”) through two Consolidated Funds. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
Other investments—Other investments consist primarily of investment funds, real estate investments, carried interest and equity method investments, which are valued as follows:

i.
Portfolio funds—Portfolio funds (“Portfolio Funds”) include equity interests in private investment partnerships, foreign investment companies and other collective investment vehicles which may be managed by the Company or its affiliates. The Company follows US GAAP regarding fair value measurements and disclosures relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). The Company applies the practical expedient provided by US GAAP that permits an entity holding investments in certain entities that (a) do not have readily determinable fair values, (b) are investments in an investment company within the scope of ASC 946 Financial Services - Investment Companies (“ASC 946”) and (c) whose NAV is calculated in a manner consistent with the measurement principles of ASC 946 as of the reporting date, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. The Company applies an accounting policy election to recognize incentive income allocated to the Company under an equity ownership model as other investments in the accompanying condensed consolidated statements of financial condition (see Note 6). Carried interest allocated to the Company from certain portfolio funds represents Cowen's general partner capital accounts from those funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

within the respective funds. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy.

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
Management and incentive fees are earned as the managing member, general partner and/or investment manager to the Company's investment funds and are recognized in accordance with appropriate revenue recognition guidance (see Note 2(m)).

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
Fees and interest received or paid are recorded in interest and dividends income and interest and dividends expense, respectively, on an accrual basis in the accompanying condensed consolidated statements of operations. In cases where the fair

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

value basis of accounting is elected, any resulting change in fair value would be reported in net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations. Accrued interest income and expense are recorded in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, on an accrual basis in the accompanying condensed consolidated statements of financial condition. At September 30, 2019 and December 31, 2018, the Company did not have any securities lending transactions for which fair value basis of accounting was elected.
h.     Securities sold under agreements to repurchase
Securities sold under agreements to repurchase ("repos") are accounted for as collateralized financing transactions and are recorded at their contracted repurchase amount plus accrued interest. A repo is a transaction in which a firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from such buyer at a stated price plus accrued interest at a future date. When the Company receives securities as collateral, and has concluded it (i) is the transferor and (ii) can pledge the securities to third parties, the Company recognizes the securities received as collateral at fair value in Securities owned, at fair value with the corresponding obligation to return the securities received as collateral at fair value in Securities sold, not yet purchased, at fair value. Securities received as collateral are not recognized when the Company either (i) is not the transferor or (ii) cannot pledge the securities to third parties. The initial collateral advanced approximates or is greater than the market value of securities sold in the transaction. The Company typically enters into repo transactions with counterparties that prefer repo transactions to securities loaned transactions. The Company has executed master repo agreements with such counterparties and utilizes such counterparties to finance its own positions, or replace a securities lending transaction with a repo for matched book purposes. The Company monitors the market value of repos on a daily basis, with additional collateral obtained or returned, as necessary. Repos may also result in credit exposures for the Company in an event that the counterparties are unable to fulfill their contractual obligations. The Company mitigates its credit risk by continuously monitoring its credit exposure and collateral values by demanding additional collateral or returning excess collateral in accordance with the netting provisions available in the master repo contracts in place with the counterparties.
Interest paid is recorded in interest and dividends expense on an accrual basis in the accompanying condensed consolidated statements of operations. In cases where the fair value basis of accounting is elected, any resulting change in fair value would be reported in net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations. At September 30, 2019 and December 31, 2018, the Company did not have any repos for which fair value basis of accounting was elected.

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

Asset	Depreciable Lives	Depreciation and/or Amortization Method
Telephone and computer equipment	5 years	Straight-line
Computer software	4 years	Straight-line
Furniture and fixtures	5 years	Straight-line
Leasehold improvements	Term of Lease	Straight-line
Finance lease right-of-use asset	5 years	Straight-line

j.	Goodwill and intangible assets
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

l.	Right-of-use assets and lease liabilities
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
m.    Revenue recognition
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

part of investment banking transactions. In certain cases, the Company provides liquidity to clients by buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a short duration.

•
Equity and credit research fees. Equity and credit research fees are paid to the Company for providing its equity and credit research. In the US, revenue is recognized once an arrangement exists, access to research has been provided and the customer has benefited from the research. As part of MiFID II, the Company’s international broker-dealers have executed equity and credit research contracts with its clients. The contracts either contain a fixed price for providing access to research or a price at the discretion of the customer with a contract minimum. Fixed equity and credit research fees are recognized over the contract period as the customer is benefiting from the research throughout the contracts term. When the equity and credit research fees are based on the customer’s discretion with a contract minimum, the Company recognizes the contract minimum over the life of the contract as the customer benefits from the research provided and adjusts the revenue when the Company can estimate the amount of equity and credit research fees over the contract minimum. Additionally, the Company earns variable consideration for attending client conferences and events. Revenue is recognized when the Company attends a client conference or event.

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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
With respect to the Company’s private equity investment management strategies, the Company grants its employees, that act as portfolio managers for its private equity fund products, membership into the respective general partner entities that are the general partner of the funds they manage. These awards entitle the employees to share in future distributions of carried interest earned by the general partners. These arrangements are accounted for as profit sharing awards and accordingly amounts are reflected in compensation payable in the accompanying condensed consolidated financial statements of financial condition and employee compensation and benefits expense in the accompanying condensed consolidated statements of operation based on the probable and estimable payments under the terms of the awards.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Revenue from contracts with customers
For the three and nine months ended September 30, 2019 and 2018, the following tables presents revenues from contracts with customers disaggregated by fee type and segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Revenue from contracts with customers	Operating Company
Investment Banking
Underwriting fees	$38,936	$46,537	$162,140	$181,056
Strategic/financial advisory fees	17,889	22,195	49,565	51,053
Placement and sales agent fees	15,842	13,191	48,855	32,628
Expense reimbursements from clients	4,625	—	11,543	—
Total Investment Banking Revenue	77,292	81,923	272,103	264,737
Brokerage
Commissions	82,715	84,882	263,831	270,917
Trade conversion revenue	3,700	2,931	12,364	12,268
Equity and credit research fees	4,235	5,022	13,180	14,585
Total Brokerage Revenue from Customers	90,650	92,835	289,375	297,770
Management Fees	7,052	6,595	20,492	19,556
Incentive Income	701	33	710	97
Total revenue from contracts with customers - Op Co	$175,695	$181,386	$582,680	$582,160

	Asset Company
Management Fees	248	951	988	2,780
Incentive Income	—	—	14	—
Total revenue from contracts with customers - Asset Co	248	951	1,002	2,780
Total revenue from contracts with customers	$175,943	$182,337	$583,682	$584,940
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
n.    Recent pronouncements
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
In 2017, the FASB issued guidance that simplifies the subsequent measurement of goodwill. The new guidance eliminated Step 2 from the goodwill impairment test which was required in computing the implied fair value of goodwill. Instead, under the new amendments, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company early adopted these amendments during the second quarter of 2019. Please refer to Note 2j for more information.
In 2016, the FASB issued guidance that amends and supersedes its previous guidance regarding leases. The new guidance requires the lessee to recognize the right to use lease assets and lease liabilities that arise from leases greater than one year, and

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

present them in its statement of financial condition. The guidance became effective during the first quarter of 2019. Please refer to Note 17 for more information.
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
In June 2016, the FASB issued guidance that impacts the impairment model for certain financial assets measured at amortized cost by requiring a current expected credit loss (“CECL”) methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. The Company has performed a preliminary scoping assessment and identified securities borrowed and other financial instruments carried at amortized cost as impacted. Under the accounting update, the Company has the ability to determine there are no expected credit losses in certain circumstances, e.g., based on collateral arrangements for lending and financing transactions or based on the credit quality of the borrower or issuer. For securities borrowed, the Company will apply a practical expedient to measure the allowance for credit losses based on the fair value of the collateral. If the fair value of the collateral held exceeds the amortized cost and the borrower is expected to continue to replenish the collateral as needed, the Company will not recognize an allowance. If the fair value of collateral is less than amortized cost and the borrower is expected to continue to replenish the collateral as needed, the CECL model will be applied only to the shortfall between the fair value of the collateral and amortized cost. For public companies, the guidance is effective for reporting periods beginning after December 15, 2019 and interim periods within those fiscal years.  Based on the Company's preliminary scoping analysis and impact assessment, the Company does not expect the increase in the allowance for credit losses, resulting from the adoption of this standard, to be significant to our consolidated statements of financial condition or its consolidated statements of operations.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Amortization expense for the three and nine months ended September 30, 2019 was $2.2 million and $6.7 million, respectively, and is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The estimated amortization expense related to these intangible assets in future periods is as follows:

(dollars in thousands)
2019	$2,227
2020	8,908
2021	2,608
2022	1,775
2023	—
Thereafter	—
$15,518
In addition to the purchase price consideration, for the three and nine months ended September 30, 2019, the Company has incurred acquisition related expenses of $0.1 million and $1.2 million, respectively, including financial advisory, legal and valuation services, which are included in professional, advisory and other fees in the accompanying condensed consolidated statements of operations.
Included in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019 are revenues of $14.1 million and $26.3 million, respectively, and net income of $3.2 million and $5.6 million, respectively, related to the results of operations of Quarton.
Subsequent to the acquisition, Quarton's businesses were integrated within the Op Co segment of the Company and therefore they are included within their respective line items in the accompanying condensed consolidated statements of operations. The following table provides supplemental pro forma financial information for the three and nine months ended September 30, 2018, as if the acquisition were completed as of January 1, 2018. This unaudited supplemental pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's financial results would have been had the acquisition been completed on January 1, 2018, nor does it purport to be indicative of any future results.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(dollars in thousands, except per share data)
Net revenues	$206,797	$661,759
Net income (loss) attributable to Cowen Inc. common stockholders	15,728	35,616

Net income (loss) per common share:
Basic	$0.51	$1.16
Diluted	0.49	1.12
4. Cash Collateral Pledged
As of September 30, 2019 and December 31, 2018, the Company pledged cash collateral in the amount of $4.7 million and $5.3 million, respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston, Stamford and San Francisco. The Company also has pledged collateral for reinsurance agreements which amounted to $13.9 million, as of September 30, 2019, and $1.0 million, as of December 31, 2018, which is released annually between March 2020 and March 2023 based on the policy periods covered by the reinsurance agreements (see Note 18).
5. Segregated Cash
As of September 30, 2019 and December 31, 2018, cash segregated in compliance with federal regulations and other restricted deposits of $128.8 million and $176.6 million, respectively, consisted of cash deposited in Special Reserve Accounts for the exclusive benefit of customers under SEC Rule 15c3-3 and cash held in accounts designated as Special Reserve Bank Accounts for Proprietary Accounts of Broker-Dealers ("PAB").

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
As of September 30, 2019 and December 31, 2018, securities owned, at fair value consisted of the following:

	As of September 30, 2019	As of December 31, 2018
	(dollars in thousands)
Common stock (*)	$853,786	$472,299
Preferred stock (*)	16,585	5,617
Warrants and rights (*)	19,865	7,990
Government bonds (a)	2,905	13,398
Corporate bonds (c)	18,366	13,041
Convertible bonds (b) (*)	2,541	3,000
Term loan (*)	1,054	—
Trade claims (*)	7,062	5,543
	$922,164	$520,888

(a)
As of September 30, 2019, maturities range from October 2019 to March 2020 with an interest rate of 0%. As of December 31, 2018, maturities ranged from April 2019 to August 2019 with an interest rate of 0%.

(b)	As of September 30, 2019, maturities range from April 2020 to March 2022 with an interest rate of 8%. As of December 31, 2018, the maturity was June 2020 with an interest rate of 8%.

(c)
As of September 30, 2019, maturities ranged from December 2019 to August 2044 and interest rates ranged from 0.00% to 15.00%. As of December 31, 2018, maturities ranged from April 2019 to April 2049 and interest rates ranged from 2% to 15.50%.

* The Company has elected the fair value option for securities owned, at fair value with a fair value of $18.3 million and $9.4 million, respectively, at September 30, 2019 and December 31, 2018.
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
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of September 30, 2019		As of December 31, 2018
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$33,474	$103	$42,288	$334
Currency forwards	$79,804	640	$395	1
Swaps	$103,591	4,242	$13,702	917
Options other (a)	349,434	34,769	654,506	23,130
Pay to hold	$—	—	$—	743
		$39,754		$25,125
(a) Includes index, equity, commodity future and cash conversion options.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Payable for derivative contracts	As of September 30, 2019		As of December 31, 2018
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Currency forwards	$24,636	91	$96,406	709
Swaps	$164,056	6,502	$52,905	2,162
Options other (a)	190,321	26,162	90,730	13,211
		$32,755		$16,082
(a) Includes index, equity, commodity future and cash conversion options.
The following tables present the gross and net derivative positions and the related offsetting amount, as of September 30, 2019 and December 31, 2018. This table does not include the impact of over-collateralization.

				Gross amounts not offset in the Condensed Consolidated Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of September 30, 2019
Receivable on derivative contracts, at fair value	$39,754	$—	$39,754	$—	$4,882	$34,872
Payable for derivative contracts, at fair value	32,755	—	32,755	—	6,592	26,163

As of December 31, 2018
Receivable on derivative contracts, at fair value	$25,125	$—	$25,125	$—	$1,662	$23,463
Payable for derivative contracts, at fair value	16,082	—	16,082	—	2,871	13,211

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of collateral held or posted.
The realized and unrealized gains/(losses) related to derivatives trading activities were $7.1 million and $(7.5) million for the three months ended September 30, 2019 and 2018 and $2.3 million and $6.4 million for the nine months ended September 30, 2019 and 2018, respectively, and are included in other income in the accompanying condensed consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, except for exchange traded derivatives and certain options, the Company is required to post/receive collateral. As of September 30, 2019 and December 31, 2018, collateral consisting of $8.2 million and $11.2 million of cash is included in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, on the accompanying condensed consolidated statements of financial condition. As of September 30, 2019 and December 31, 2018, all derivative contracts were with multiple major financial institutions.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Other investments
As of September 30, 2019 and December 31, 2018, other investments included the following:

	As of September 30, 2019	As of December 31, 2018
	(dollars in thousands)
Portfolio funds, at fair value (1)	$131,740	$123,241
Carried interest (2)	25,186	17,995
Equity method investments (3)	47,242	40,171
	$204,168	$181,407
(1) Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of September 30, 2019 and December 31, 2018, included the following:

	As of September 30, 2019	As of December 31, 2018
	(dollars in thousands)
Starboard Value and Opportunity Fund LP (c)(*)	$36,566	$32,579
Formation8 Partners Fund I, L.P. (f)	33,613	34,099
RCG Longview Debt Fund V, L.P. (g)(*)	1,909	4,394
RCG Longview II LP (g) (*)	3,734	4,400
Cowen Healthcare Investments II LP (i) (*)	18,036	14,939
Eclipse Ventures Fund I, L.P. (b)	4,901	4,412
HealthCare Royalty Partners LP (a)(*)	1,367	1,833
Lagunita Biosciences, LLC (d)	4,868	3,833
Starboard Leaders Fund LP (e)(*)	1,511	1,230
Eclipse SPV I, LP (j)(*)	1,446	1,447
RCG Longview Equity Fund, LP (g) (*)	713	802
RCG Longview Debt Fund VI, LP (g) (*)	1,895	1,586
RCG Park Liberty GP Member LLC (g) (*)	952	1,023
HealthCare Royalty Partners II LP (a)(*)	1,681	1,037
RCGL PE MPA, LLC (g)(*)	—	618
RCG LPP2 PNW5 Co-Invest, L.P. (h)(*)	10	296
Difesa Partners, LP (c) (*)	500	—
Other private investment (k)(*)	14,711	11,625
Other affiliated funds (l)(*)	3,327	3,088
	$131,740	$123,241
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

(b)	Eclipse Ventures Fund I, L.P. is a private equity fund which invests in early stage and growth hardware companies. Distributions will be made when the underlying investments are liquidated.

(c)	Starboard Value and Opportunity Fund LP and Difesa Partners, LP permits quarterly withdrawals upon 90 days' notice.

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

(i)
Cowen Healthcare Investments II LP are private equity funds.  Distributions are made from these funds when cash flows or securities are received from the underlying investments. Investors do not have redemption rights.

(j)
Eclipse SPV I, L.P. is a co-investment vehicle organized to invest in a private company focused on software-driven automation projects.  Distributions will be made when the underlying investments are liquidated.

(k)	Other private investment represents the Company's closed end investment in a Portfolio Fund that invests in a wireless broadband communication provider in Italy.

(l)	The majority of these investment funds are affiliates of the Company or are managed by the Company and the investors can redeem from these funds as investments are liquidated.

(2)	Carried interest
The Company applies an accounting policy election to recognize incentive income allocated to the Company under an equity ownership model as other investments in the accompanying condensed consolidated statements of financial condition (see Note 2m). Carried interest allocated to the Company from certain portfolio funds represents Cowen's general partner capital accounts from those funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds.
A portion of the Company's carried interest is granted to employees through profit sharing awards designed to more closely align compensation with the overall realized performance of the Company. These arrangements enable certain employees to earn compensation based on performance revenue earned by the Company are recorded within compensation payable in the accompanying condensed consolidated statements of financial condition.
The carried interest as of September 30, 2019 and December 31, 2018, included the following:

	As of September 30, 2019	As of December 31, 2018
	(dollars in thousands)
Cowen Healthcare Investments II LP (*)	19,365	6,778
Other private investment (a) (*)	4,388	4,273
RCG IO Renergys Sarl	863	6,369
Ramius Multi-Strategy Fund LP (*)	570	575
	$25,186	$17,995

(a)	Other private investment represents the Company's closed end investment in a Portfolio Fund that invests in a wireless broadband communication provider in Italy.
* These carried interest balances are earned from affiliates of the Company.

(3)	Equity method investments
Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 1% to 56%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in RCG Longview Partners II, LLC and 40% in Surf House Ocean Views Holdings, LLC (which is a joint venture in a real estate development project). The operating agreement that governs the management of day-to-day operations and affairs of these entities stipulates that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

operating decisions made in these entities requires the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current Accounting Standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments are the investments in (a) HealthCare Royalty Partners General Partners and (b) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of several activist investment funds and related managed accounts. The Company completed the sale of its interests in RCG Longview Management, the management company for certain real estate investment funds which the Company was invested. The Company also entered into a transaction to sell some of the real estate assets held by the Company for which an impairment charge was recognized at September 30, 2019.  The transactions resulted in the recognition of a $0.2 million loss for the three and nine months ended September 30, 2019.
During the third quarter of 2018, the Company completed an assessment of the recoverability of the Company's equity method investments and determined that the carrying value of the investment in Surf House Ocean View Holdings, LLC exceeded the estimated fair value of the Company's interest, which was other than temporary. Accordingly, an impairment charge of $7.1 million was recognized to reduce the carrying value of the investment to fair value at September 30, 2018.
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
The following table summarizes equity method investments held by the Company:

	As of September 30, 2019	As of December 31, 2018
	(dollars in thousands)
Surf House Ocean Views Holdings, LLC	$9,946	$7,589
Starboard Value LP	22,627	12,699
RCG Longview Debt Fund V Partners, LLC	3,827	11,000
RCG Longview Management, LLC	2,474	1,167
RCG Longview Debt Fund VI Partners LLC	449	1,254
HealthCare Royalty GP, LLC	111	149
HealthCare Royalty GP II, LLC	285	176
RCG Longview Debt Fund IV Management, LLC	331	331
HealthCare Royalty GP III, LLC	2,190	1,573
TriArtisan ES Partners LLC	1,026	1,500
TriArtisan PFC Partners LLC	999	—
RCG Kennedy House, LLC	65	131
RCG Longview Equity Management, LLC	105	114
RCG LPP II GP, LLC	30	272
RCG Park Liberty GP Member Manager, LLC	1,014	1,248
HCR Stafford Fund GP, LLC	682	—
Other	1,081	968
	$47,242	$40,171
For the period ended September 30, 2019, one equity method investment has met the significance criteria as defined under Regulation S-X Rule 4-08(g) of the SEC guidance ("Reg S-X 4-08(g)"). As such, the Company is presenting the following summarized financial information for the significant investee for the periods ended September 30, 2019 and December 31, 2018, and three and nine months ended September 30, 2019 and 2018, and such information is as follows:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	As of September 30, 2019	As of December 31, 2018
	(dollars in thousands)
Assets
Cash	$2,553	$37
Performance & management fee receivable	68,052	16,594
Investments	4,266	3,599
Liabilities	—	—
Equity	$74,871	$20,230

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Revenues	$4,564	$(1,843)	$83,287	$24,083
Expenses	—	—	—	—
Net realized and unrealized gains (losses)	55	29	717	271
Net Income	$4,619	$(1,814)	$84,004	$24,354
As of September 30, 2019 and December 31, 2018, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in such fund. This obligation is due to a change in unrealized value of the real estate fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective real estate fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.5 million and $6.5 million as of September 30, 2019 and December 31, 2018, respectively.
The Company's income (loss) from equity method investments was $2.7 million and $(4.7) million for the three months ended September 30, 2019 and 2018, and $23.1 million and $7.2 million for the nine months ended September 30, 2019 and 2018, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations.
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying condensed consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of September 30, 2019 and December 31, 2018, securities sold, not yet purchased, at fair value consisted of the following:

	As of September 30, 2019	As of December 31, 2018
	(dollars in thousands)

Common stock	$349,408	$194,305
Corporate bonds (a)	1,281	750
Government bonds (b)	2,250	—
Preferred stock	4,394	199
Warrants and rights	7,409	53
	$364,742	$195,307

(a)
As of September 30, 2019, the maturities ranged from February 2024 to April 2037 and interest rates ranged from 5.00% to 5.50%. As of December 31, 2018, the maturities ranged from October 2022 to January 2034 and interest rates ranged from 2.25% to 9.38%.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(b)	As of September 30, 2019, the maturities ranged from October 2019 to March 2038 and interest rates ranged from 7.00% to 8.25%.
Securities sold under agreements to repurchase and securities lending and borrowing transactions
The following tables present the contractual gross and net securities borrowing and lending agreements and securities sold under agreements to repurchase and the related offsetting amount as of September 30, 2019 and December 31, 2018.

				Gross amounts not offset on the Condensed Consolidated Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Additional Amounts Available	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of September 30, 2019
Securities borrowed	$1,228,036	$—	$1,228,036	$—	$1,209,672	$—	$18,364
Securities loaned	1,339,647	—	1,339,647	—	1,282,340	—	57,307
Securities sold under agreements to repurchase	23,772	—	23,772	—	25,635	—	(1,863)

As of December 31, 2018
Securities borrowed	$407,795	$—	$407,795	$—	$383,593	$—	$24,202
Securities loaned	414,852	—	414,852	—	391,310	—	23,542

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of cash collateral held/posted.
The following tables present gross obligations for securities loaned and securities sold under agreements to repurchase by remaining contractual maturity and class of collateral pledged as of September 30, 2019 and December 31, 2018:

	Open and Overnight	Up to 30 days	31 - 90 days	Greater than 90 days	Total
	(dollars in thousands)
As of September 30, 2019
Securities loaned
Common stock	$1,024,436	$—	$—	$—	$1,024,436
Corporate bonds	315,211	—	—	—	315,211
Securities sold under agreements to repurchase	—	15,951	7,821	—	23,772
As of December 31, 2018
Securities loaned
Common stock	$414,852	$—	$—	$—	$414,852
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $5.6 billion and $258.5 million as of September 30, 2019 and $5.1 billion and $157.6 million as of December 31, 2018, respectively. The carrying value of the Company's exposure to loss for these variable interest entities as of September 30, 2019 was $241.1 million, and as of December 31, 2018 was $301.4 million, all of which is included in other investments, at fair value in the accompanying condensed consolidated statements of financial condition. The exposure to loss primarily relates to the Consolidated Fund's investment in their Unconsolidated Master Fund and the Company's investment in unconsolidated investment companies. Additionally, the Company’s maximum exposure to loss for the variable interest entities noted above as of September 30, 2019 and December 31, 2018, was $264.3 million and $332.4 million, respectively.  The maximum exposure to loss often differs from the carrying value of exposure to loss of the

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

variable interests. The maximum exposure to loss is dependent on the nature of the variable interests in the VIEs and is limited to the notional amounts of certain commitments and guarantees.

b.	Consolidated Funds
Securities owned, at fair value
As of September 30, 2019 and December 31, 2018, securities owned, at fair value, held by the Consolidated Funds consisted of the following:

	As of September 30, 2019	As of December 31, 2018

	(dollars in thousands)
Preferred stock	$46,268	$24,314
Common stock	202,017	95,565
Government bonds (a)	100,724	38,377
Corporate bonds (b)	14,717	24,098
Warrants and rights	5,465	5,279
	$369,191	$187,633

(a)
As of September 30, 2019, maturities ranged from November 2019 to December 2019 and interest rates were 0%. As of December 31, 2018, maturities ranged from January 2019 to April 2019 and interest rates were 0%.

(b)
As of September 30, 2019, maturities ranged from May 2022 to May 2026 and interest rates ranged from 4.87% to 6.50%. As of December 31, 2018, maturities ranged from August 2020 to March 2026 and interest rates ranged from 5.88% to 7.63%.

Receivable on derivative contracts
As of September 30, 2019 and December 31, 2018, receivable on derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of September 30, 2019	As of December 31, 2018
	(dollars in thousands)
Currency forwards	$31	$186
Equity swaps	1,296	2,477
Options	2,558	1,753
	$3,885	$4,416
Payable for derivative contracts
As of September 30, 2019 and December 31, 2018, payable for derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of September 30, 2019	As of December 31, 2018
	(dollars in thousands)
Currency forwards	$2,341	$96
Equity swaps	5,022	713
Options	415	854
	$7,778	$1,663

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Other investments, at fair value
Investments in Portfolio Funds, at fair value
As of September 30, 2019 and December 31, 2018, investments in Portfolio Funds, at fair value, included the following:

	As of September 30, 2019	As of December 31, 2018
	(dollars in thousands)
Investments of Enterprise LP	$96,308	$97,656
Investments of Merger Fund	74,878	88,739
	$171,186	$186,395
Consolidated portfolio fund investments of Enterprise LP
On May 12, 2010, the Company announced its intention to close Enterprise Master. Enterprise LP operated under a “master-feeder” structure up until January 1, 2019, when Enterprise Master distributed its capital to each feeder and was liquidated. As of September 30, 2019, the consolidated investments in Portfolio Funds include Enterprise LP's investment in RCG Special Opportunities Fund, Ltd which is a portfolio fund that invests in a limited number of private equity investment directly as well as through affiliated portfolio funds. As of December 31, 2018, the consolidated investments in Portfolio Funds included Enterprise LP's investment of $97.7 million in Enterprise Master. Prior to liquidation, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. There are no unfunded commitments at Enterprise LP.
Consolidated portfolio fund investments of Merger Fund
The Merger Fund operates under a “master-feeder” structure, whereby Ramius Merger Master Ltd.'s ("Merger Master") shareholders are Merger Fund and Ramius Merger Fund Ltd. The consolidated investments in Portfolio Funds include Merger Fund's investment of $74.9 million and $88.7 million in Merger Master as of September 30, 2019 and December 31, 2018, respectively. The Merger Master’s investment objective is to achieve consistent absolute returns while emphasizing the preservation of investor capital. The Merger Master seeks to achieve these objectives by taking a fundamental, research-driven approach to investing, primarily in the securities of issuers engaged in, or subject to, announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master invests in the securities of one or more issuers engaged in or subject to such extraordinary corporate transactions. Merger Master typically seeks to derive a profit by realizing the price differential, or “spread,” between the market price of securities purchased or sold short and the market price or value of securities realized in connection with the completion or termination of the extraordinary corporate transaction, or in connection with the adjustment of market prices in anticipation thereof, while seeking to minimize the market risk associated with the aforementioned investment activities. Merger Master will, depending on market conditions, generally focus the majority of its investment program on announced transactions. If the investment manager of Merger Master considers it necessary, it may either alone or as part of a group, also initiate shareholder actions seeking to maximize value. Such shareholder actions may include, but are not limited to, re-orienting management’s focus or initiating the sale of the company (or one or more of its divisions) to a third party. There are no unfunded commitments at Merger Fund.
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of September 30, 2019 and December 31, 2018, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There was one indirect concentration that exceeded 5% of the Company's equity as of September 30, 2019 and one at December 31, 2018.
Through its investments in a Consolidated Fund and combined with direct Company investments, the Company maintained exposure to a particular investment which accounted for 5% or more of the Company's equity.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Investment's percentage of the Company's stockholders' equity
	Issuer	Security Type	Country	Industry	Percentage of Stockholders' Equity	Market Value
						(dollars in thousands)
As of September 30, 2019	Linkem	Equity	Italy	Wireless Broadband	8.56%	$69,927
As of December 31, 2018	Linkem	Equity	Italy	Wireless Broadband	8.36%	$66,439
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master and Merger Master
At December 31, 2018, Enterprise LP's investment in Enterprise Master represented Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. Merger Fund's investment in Merger Master represents Merger Fund's proportionate share of Merger Master's net assets; as a result, the investment balances of Merger Master reflected below may exceed the net investment which Merger Fund has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master and Merger Master as of September 30, 2019 and December 31, 2018:
Securities owned by Enterprise Master, at fair value

As of December 31, 2018
(dollars in thousands)
Common stock	$469
$469
Portfolio Funds, owned by Enterprise Master, at fair value

		As of December 31, 2018
	Strategy	(dollars in thousands)
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	$111,548
Other Private Investments	Various	846
		$112,394

*	Affiliates of the Company.
Merger Master

	As of September 30, 2019	As of December 31, 2018
	(dollars in thousands)
Securities owned by Merger Master, at fair value
Common stock	$166,669	$162,811
Corporate bonds	10,343	116,488
	$177,012	$279,299

Securities sold, not yet purchased, by Merger Master, at fair value
Common stock	$58,444	$9,610
	$58,444	$9,610
Receivable on derivative contracts, at fair value, owned by Merger Master

	As of September 30, 2019	As of December 31, 2018

Description	(dollars in thousands)
Options	$2,691	$3,450
Equity swaps	99	5,320
	$2,790	$8,770

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Payable for derivative contracts, at fair value, owned by Merger Master

	As of September 30, 2019	As of December 31, 2018
Description	(dollars in thousands)
Options	$856	$1,430
Currency forwards	13,936	270
Equity swaps	49	28
	$14,841	$1,728
7. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of September 30, 2019 and December 31, 2018:

	Assets at Fair Value as of September 30, 2019
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned, at fair value
Government bonds	$2,905	$—	$—	$2,905
Preferred stock	8,750	—	7,835	16,585
Common stock	840,473	—	13,313	853,786
Convertible bonds	—	—	2,541	2,541
Corporate bonds	—	16,293	2,073	18,366
Trade claims	—	—	7,062	7,062
Term Loan	—	1,054	—	1,054
Warrants and rights	19,281	—	584	19,865
Receivable on derivative contracts, at fair value
Futures	103	—	—	103
Currency forwards	—	640	—	640
Swaps	—	4,242	—	4,242
Options	34,769	—	—	34,769
Consolidated Funds
Securities owned, at fair value
Government bonds	100,724	—	—	100,724
Preferred stock	41,875	—	4,393	46,268
Common stock	202,017	—	—	202,017
Corporate bonds	—	14,717	—	14,717
Warrants and rights	—	—	5,465	5,465
Receivable on derivative contracts, at fair value
Currency forwards	—	31	—	31
Equity swaps	—	1,296	—	1,296
Options	2,558	—	—	2,558
	$1,253,455	$38,273	$43,266	$1,334,994
Percentage of total assets measured at fair value on a recurring basis	93.9%	2.9%	3.2%
Portfolio Funds measured at net asset value (a)				131,740
Carried interest (a)				25,186
Consolidated Funds' Portfolio Funds measured at net asset value (a)				171,186
Equity method investments				47,242
Total investments				$1,710,348

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of September 30, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased, at fair value
Government bonds	$—	$—	$2,250	$2,250
Common stock	349,408	—	—	349,408
Corporate bonds	—	81	1,200	1,281
Preferred stock	4,394	—	—	4,394
Warrants and rights	7,409	—	—	7,409
Payable for derivative contracts, at fair value
Currency forwards	—	91	—	91
Swaps	—	6,502	—	6,502
Options	23,662	—	2,500	26,162
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	29,834	29,834
Consolidated Funds
Payable for derivative contracts, at fair value
Currency forwards	—	2,341	—	2,341
Options	415	—	—	415
Equity swaps	—	5,022	—	5,022
	$385,288	$14,037	$35,784	$435,109
Percentage of total liabilities measured at fair value	88.5%	3.2%	8.2%
(a) In accordance with US GAAP, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and carried interest in portfolio funds have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated statement of financial condition.
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during the second quarter of 2016 and the first quarter of 2019, the Company is required to pay to the sellers a portion of future net income and/or revenues of the acquired businesses, if certain targets are achieved through the periods ended December 2019 and December 2023, respectively. For the acquisition that closed during 2016, the Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. For the acquisition that closed during 2019, the Company estimated the contingent consideration liability using the present value of the monte carlo simulated revenue. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of September 30, 2019 can range from $1.6 million to $40.0 million.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned, at fair value
Government bonds	$13,398	$—	$—	$13,398
Preferred stock	449	—	5,168	5,617
Common stock	459,601	2,848	9,850	472,299
Convertible bonds	—	—	3,000	3,000
Corporate bonds	—	13,041	—	13,041
Trade claims	—	—	5,543	5,543
Warrants and rights	6,324	—	1,666	7,990
Receivable on derivative contracts, at fair value
Futures	334	—	—	334
Currency forwards	—	1	—	1
Swaps	—	917	—	917
Options	23,130	—	—	23,130
Pay to hold	—	743	—	743
Consolidated Funds
Securities owned, at fair value
Government bonds	38,377	—	—	38,377
Preferred stock	—	—	24,314	24,314
Common stock	95,471	—	94	95,565
Corporate bonds	—	24,098	—	24,098
Warrants and rights	—	—	5,279	5,279
Receivable on derivative contracts, at fair value
Currency forwards	—	186	—	186
Equity swaps	—	2,477	—	2,477
Options	1,753	—	—	1,753
	$638,837	$44,311	$54,914	$738,062
Percentage of total assets measured at fair value on a recurring basis	86.6%	6.0%	7.4%
Portfolio Funds measured at net asset value (a)				123,241
Carried interest (a)				17,995
Consolidated Funds' Portfolio Funds measured at net asset value (a)				186,395
Equity method investments				40,171
Total investments				$1,105,864

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased, at fair value
Common stock	$194,305	$—	$—	$194,305
Corporate bonds	—	750	—	750
Preferred stock	199	—	—	199
Warrants and rights	53	—	—	53
Payable for derivative contracts, at fair value
Currency forwards	—	709	—	709
Swaps	—	2,162	—	2,162
Options	11,115	—	2,096	13,211
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	3,070	3,070
Consolidated Funds
Payable for derivative contracts, at fair value
Currency forwards	—	96	—	96
Options	854	—	—	854
Equity swaps	—	713	—	713
	$206,526	$4,430	$5,166	$216,122
Percentage of total liabilities measured at fair value	95.6%	2.0%	2.4%
(a) In accordance with US GAAP, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and carried interest in portfolio funds have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated statement of financial condition.
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
The following table includes a roll forward of the amounts for the three and nine months ended September 30, 2019 and 2018 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2019
	Balance at June 30, 2019	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2019	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$7,401	$—		$(1,000)	(e)	$—	$—	$1,434	$7,835	$2,295
Common stock	11,006	—		—		2,579	(480)	208	13,313	210
Convertible bonds	6,318			(2,801)	(e)	1,049	(2,072)	47	2,541	4
Corporate bond	775	20	(d)	—		1,117	—	161	2,073	161
Options, liability	2,779	—		—		—	—	(279)	2,500	(279)
Warrants and rights	595	—		—		—	(72)	61	584	(12)
Trade claims	10,488	—		—		1,871	(5,354)	57	7,062	57
Corporate bond, liability	—	2,525	(d)	—		—	—	(1,325)	1,200	(1,325)
Government bonds, liability	—	4,681	(d)	—		—	—	(2,431)	2,250	(2,431)
Contingent consideration liability	29,536	—		—		—	—	298	29,834	298
Consolidated Funds
Preferred stock	24,322	—		(19,929)	(e)	—	—	—	4,393	—
Common stock	1,017	—		(94)	(e)	—	(957)	34	—	—
Warrants and rights	6,274	—		—		—	(670)	(139)	5,465	(809)

	Three Months Ended September 30, 2018
	Balance at June 30, 2018	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2018	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$7,422	$—	$(1,141)	(b)	$—	$—	$(1,123)	$5,158	$(1,124)
Common stock	5,848	—	—		—	—	(174)	5,674	(174)
Options, liability	301	—	—		—	—	2,246	2,547	2,246
Warrants and rights	1,544	—	—		—		38	1,582	38
Trade claims	5,699	—	—		44	—	3	5,746	3
Lehman claim	295	—	—		—	(234)	(61)	—	—
Contingent consideration liability	2,870	—	—		—	(227)	—	2,643	—
Consolidated Funds
Preferred stock	24,314	—	—		—	—	—	24,314	—
Common stock	94	—	—		—	—	—	94	—
Warrants and rights	4,738	—	—			—	110	4,848	110

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2019
	Balance at December 31, 2018	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2019	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$5,168	$—		$(1,000)	(e)	$3,243	$(1,000)	$1,424	$7,835	$2,285
Common stock	9,850	—		—		16,737	(12,952)	(322)	13,313	(122)
Convertible bonds	3,000	—		(4,826)	(b) (e)	16,021	(11,764)	110	2,541	41
Corporate bond	—	20	(d)	—		1,892	—	161	2,073	161
Options, liability	2,096	—		—		—	(4)	408	2,500	408
Warrants and rights	1,666	—		—		—	(188)	(894)	584	20
Trade claims	5,543	—		—		6,965	(5,506)	60	7,062	57
Corporate Bond, liability	—	2,525	(d)	—		—	—	(1,325)	1,200	(1,325)
Government bonds, liability	—	4,681	(d)	—		—	—	(2,431)	2,250	(2,431)
Contingent consideration liability	3,070	—		—		27,700	(1,234)	298	29,834	298
Consolidated Funds
Preferred stock	24,314	—		(19,929)	(e)	—	—	8	4,393	8
Common stock	94	—		(94)	(e)	407	(958)	551	—	—
Warrants and rights	5,279	—		—		—	(1,758)	1,944	5,465	190

	Nine Months Ended September 30, 2018
	Balance at December 31, 2017	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2018	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$8,115	$—	$(1,141)	(b)	$1,415	$(695)	$(2,536)	$5,158	$(2,301)
Common stock	7,570	—	—		531	(1,333)	(1,094)	5,674	(1,128)
Convertible bonds	282	—	—		—	(307)	25	—	—
Options, asset	1,455	—	—		—	(1,455)	—	—	—
Options, liability	22,401	—	(28,973)	(c)	—	(259)	9,378	2,547	9,378
Warrants and rights	2,517	—	—		—	(143)	(792)	1,582	(933)
Trade claim	5,950	—	—		44	(334)	86	5,746	23
Lehman claim	301	—	—		—	(234)	(67)	—	—
Contingent consideration liability	3,440	—	—		—	(797)	—	2,643	—
Consolidated Funds
Preferred stock	50,445	—	(38,552)	(a)	3,066	—	9,355	24,314	9,355
Common stock	50	—	—		—	—	44	94	44
Warrants and rights	3,568	—	(20)	(a)	(1,340)	—	2,640	4,848	1,300
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
(d) The investments had a change of valuation methodology due to increased activity in foreign market.
(e) The entity in which the Company is invested completed an initial public offering.
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
During the nine months ended September 30, 2019 and 2018, there were no transfers between level 1 and level 2 assets and liabilities.
The following table includes quantitative information as of September 30, 2019 and December 31, 2018 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value September 30, 2019	Valuation Techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$314	Discounted cash flows	Discount rate	8%
Trade claims	28	Discounted cash flows	Discount rate	20%
Warrants and rights	6,048	Model based Discounted cash flows	Volatility Discount rate	30% 6% to 7%
Corporate and convertible bonds	533	Discounted cash flows Recovery	Discount rate Probability of recovery	20% 15% to 70%
Other level 3 assets (a)	36,343
Total level 3 assets	$43,266
Level 3 Liabilities
Options	2,500	Option pricing models	Volatility	35% to 40%
Contingent consideration liability	29,834	Discounted cash flows Monte Carlo simulation	Discount rate Volatility	14%-23% 14%-20%
Other level 3 liabilities (a)	3,450
Total level 3 liabilities	$35,784

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2018	Valuation Techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$4,323	Guideline companies/Discounted cash flows	Discount rate Market multiples	8%-14% 6.5x to 7x
Trade claims	25	Discounted cash flows	Discount rate	20%
Warrants and rights	1,666	Model based Discounted cash flows	Discount rate	7% to 9%
Other level 3 assets (a)	48,900
Total level 3 assets	$54,914
Level 3 Liabilities
Options	2,096	Option pricing models	Volatility	35% to 40%
Contingent consideration liability	3,070	Discounted cash flows	Projected cash flow and discount rate	23%
Total level 3 liabilities	$5,166

(a)	The quantitative disclosures exclude financial instruments for which the determination of fair value is based on prices from recent transactions.
The Company has established valuation policies and procedures and an internal control infrastructure over its fair value measurement of financial instruments which includes ongoing oversight by the valuation committee as well as periodic audits performed by the Company's internal audit group. The valuation committee is comprised of senior management, including non-

Cowen Inc.
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
Other financial assets and liabilities
The following table presents the carrying values and fair values, at September 30, 2019 and December 31, 2018, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value see Note 2.

	September 30, 2019				December 31, 2018				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$260,994		$260,994		$259,148		$259,148		Level 1
Cash collateral pledged	18,609		18,609		6,318		6,318		Level 2
Segregated cash	128,782		128,782		176,647		176,647		Level 1
Securities borrowed	1,228,036		1,209,672		407,795		383,593		Level 2
Loans receivable	38,121		38,121	(d)	36,021		36,021	(d)	Level 3
Consolidated Funds
Cash and cash equivalents	3,364		3,364		38,118		38,118		Level 1
Financial Liabilities
Securities sold under agreements to repurchase	23,772		25,635		—		—		Level 2
Securities loaned	1,339,647		1,282,340		414,852		391,310		Level 2
Convertible debt	117,469	(a)	148,509	(b)	134,489	(a)	157,433	(b)	Level 2
Notes payable and other debt	343,286		363,777	(c)	262,965		258,546	(c)	Level 2

(a)	The carrying amount of the convertible debt includes an unamortized discount of $16.0 million and $19.5 million as of September 30, 2019 and December 31, 2018, respectively.

(b)	The convertible debt includes the conversion option and is based on the last broker quote available.

(c)	Notes payable and other debt are based on the last broker quote available.

(d)	The fair market value of level 3 loans is calculated using discounted cash flows where applicable.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Deposits with Clearing Organizations, Brokers and Banks
Under the terms of agreements between the Company and some of its clearing organizations, brokers and banks, balances owed are collateralized by certain of the Company’s cash and securities balances. As of September 30, 2019 and December 31, 2018, the Company had a total of $91.5 million and $89.4 million, respectively, in deposit accounts with clearing organizations, brokers and banks that could be used as collateral to offset losses incurred by the clearing organizations, brokers and banks, on behalf of the Company’s activities, if such losses were to occur.
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
As of September 30, 2019 and December 31, 2018, amounts receivable from brokers, dealers and clearing organizations include:

	As of September 30, 2019	As of December 31, 2018
	(dollars in thousands)
Broker-dealers	$676,674	$692,581
Securities failed to deliver	17,943	72,918
Clearing organizations	5,929	15,319
Securities borrowed interest receivable	17,088	5,295
	$717,634	$786,113
As of September 30, 2019 and December 31, 2018, amounts payable to brokers, dealers and clearing organizations include:

	As of September 30, 2019	As of December 31, 2018
	(dollars in thousands)
Broker-dealers	$210,913	$159,443
Securities failed to receive	25,840	28,826
Clearing organizations	21,236	36,338
Securities loaned interest payable	13,023	4,124
	$271,012	$228,731
10. Receivable From and Payable To Customers
As of September 30, 2019 and December 31, 2018, receivable from customers of $46.1 million and $37.9 million, respectively, consist of amounts owed by customers relating to securities transactions not completed on settlement date and receivables arising from the prepayment of Commission Sharing Agreements (“CSA”), net of an allowance for credit losses. A prepaid CSA is established for research-related disbursements in advance of anticipated customer commission volumes.
As of September 30, 2019 and December 31, 2018, payable to customers of $525.1 million and $525.2 million, respectively, include amounts due on cash and margin transactions to the Company's clients, some of which have their assets held by a Company omnibus account, which are included within receivables from brokers, dealers and clearing organizations in the accompanying condensed consolidated statements of financial condition. In the omnibus structure, positions that are owned by Cowen International Ltd are fully cross collateralized by client funds, meaning that the Company, for all intents and purposes, has no market risk. Additionally, Cowen International Ltd has no obligation to settle any trade that it deems inappropriate from a risk perspective, adding an important market and counterparty risk mitigating factor.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
During the second quarter of 2019, the Company realigned its business segments to Op Co and Asset Co (See Note 1). Prior to the reorganization, our Investment Management segment was also a reporting unit for purposes of measuring and reporting goodwill.  The goodwill that was previously attributable to the Investment Management reporting unit was reallocated to the CIM reporting unit within the Op Co segment and the Asset Co reporting unit based on the relative fair value of the respective portions that became attributable to those reporting units.  The Asset Co segment is also a reporting unit for purposes of measuring and reporting goodwill.
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
Based on the results of the impairment analysis, the Company recognized a goodwill impairment, during the second quarter of 2019, in the amount of $4.1 million within the Asset Co reporting unit. No impairment charges for goodwill were recognized during the year ended December 31, 2018.
The following table presents the changes in the Company's goodwill balance, by reporting unit for the periods ended September 30, 2019 and December 31, 2018:

	Investment Management	Investment Bank	Cowen Investment Management	Asset Co	Total
	(dollars in thousands)
Beginning balance - December 31, 2017
Goodwill	$29,026	$51,337	$—	$—	80,363
Accumulated impairment charges	(10,200)	(9,485)	—	—	(19,685)
Net	18,826	41,852	—	—	60,678

Activity: 2018
Recognized goodwill	—	—	—	—	—
Goodwill impairment charges	—	—	—	—	—

Ending balance: December 31, 2018
Goodwill	29,026	51,337	—	—	80,363
Accumulated impairment charges	(10,200)	(9,485)	—	—	(19,685)
Net	18,826	41,852	—	—	60,678

Activity: 2019
Recognized goodwill (See note 3)	—	81,150	—	—	81,150
Realignment of segment goodwill:
Goodwill	(29,026)	—	22,705	6,321	—
Accumulated impairment charges	10,200	—	(7,979)	(2,221)	—
Goodwill impairment charges	—	—	—	(4,100)	(4,100)

Ending balance: September 30, 2019
Goodwill	—	132,487	22,705	6,321	161,513
Accumulated impairment charges	—	(9,485)	(7,979)	(6,321)	(23,785)
Net	$—	$123,002	$14,726	$—	$137,728
In connection with the Quarton transaction (see Note 3), in January 2019, the Company recognized goodwill of $81.2 million and intangible assets (including customer relationships, trade name, backlog and proprietary software) with an estimated fair value of $22.2 million which are included within intangible assets, net in the condensed consolidated statements

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

of financial condition with the expected useful lives ranging from 2 to 4 years with a weighted average useful life of 2.8 years. Amortization expense related to intangibles from the Quarton acquisition for the three and nine months ended September 30, 2019 is $2.2 million and $6.7 million, respectively. Goodwill, the excess of the purchase price over the fair value of net assets, primarily relates to expected synergies from combining operations and has been assigned to the Op Co segment of the Company. Tax deductible goodwill will differ from goodwill recognized by the Company in an amount equal to the difference between actual contingent consideration and estimated contingent consideration (see Note 3).
12. Commission Management Payable
The Company receives a gross commission from various clearing brokers, which is then used to fund commission sharing and recapture arrangements, less the portion retained as income to the Company. Accrued commission sharing and commission recapture payable of $89.1 million and $95.3 million, as of September 30, 2019 and December 31, 2018, respectively, are classified as commission management payable in the accompanying condensed consolidated statements of financial condition.
13. Non-Controlling Interests in Consolidated Subsidiaries and Investment Funds
Redeemable and non-redeemable non-controlling interests in consolidated subsidiaries and investment funds and the related net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds are comprised as follows:

	As of September 30, 2019	As of December 31, 2018
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and investment funds
Consolidated Funds	$348,424	$216,923
Nonredeemable non-controlling interests in consolidated subsidiaries and investment funds
Operating companies	15,268	7,457
Consolidated Funds	69,491	57,423
	$433,183	$281,803

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds
Operating companies	$(2,126)	$1,306	$(1,586)	$2,805
Consolidated Funds	4,896	2,804	8,774	34,993
	$2,770	$4,110	$7,188	$37,798
14. Reinsurance
The Company’s wholly-owned Luxembourg subsidiary, Hollenfels Re SA (“Hollenfels”) provides reinsurance to third party insurance and reinsurance companies. Hollenfels’s share of incurred and paid claims, as well as claims incurred but not reported plus expected development on reported claims (“Claims IBNR”) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Incurred and paid claims	$126	$1,911	$7,046	$9,640
Claims IBNR	833	665	11,724	9,076
Hollenfels utilizes several methods to determine its Claims IBNR. It generally employs an estimation methodology whereby historical average claims ratios over a period of up to10 years are utilized, based on availability of data. In cases where current claims development contradicts historical results, Hollenfels employs a method to average claims ratios derived through different actuarial calculation methods. Also, if an event occurs that may give rise to significant future claims in excess of the amount calculated using the above-mentioned methodologies, the impact of such an event is calculated using existing claims data and actuarial estimation methods to adjust Hollenfels’s Claims IBNR. During the three and nine months ended

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

September 30, 2019, Hollenfels calculated its claim liability or claim adjustment expenses using the above-mentioned methods consistent with prior years.
While Hollenfels typically settles its premiums and claim payments on a quarterly basis, the frequency of claims in the underlying policies is impractical for Hollenfels to obtain. Certain contracts Hollenfels has written are on a quota-share basis while the rest of the policies provide aggregate loss protection, rendering the collection of information for all underlying contracts impracticable. Hollenfels did not discount any of its reserves and did not cede any portion of its exposures during the three and nine months ended September 30, 2019 and 2018.
15. Share-Based and Deferred Compensation and Employee Ownership Plans
The Company issues share-based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius Capital Group LLC and Cowen) and the 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units, stock appreciation rights ("SARs") and other equity-based awards to the Company's employees and directors. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. SARs vest and expire after five years from grant date. Awards are subject to the risk of forfeiture. As of September 30, 2019, there were 0.2 million shares available for future issuance under the Equity Plans.
Under the 2010 Equity and Incentive Plan, the Company awarded $0.6 million and $42.7 million, respectively, of deferred cash awards to its employees during the three and nine months ended September 30, 2019. These awards vest over a four-year period and accrue interest at 0.70% per year. As of September 30, 2019, the Company had unrecognized compensation expense related to the 2010 Equity and Incentive Plan deferred cash awards of $67.6 million.
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share-based awards on a straight-line basis over the vesting period of the option or award, net of estimated forfeitures. In relation to awards under the Equity Plans, the Company recognized compensation expense of $10.0 million and $8.5 million for the three months ended September 30, 2019 and 2018, and $27.2 million and $27.6 million for the nine months ended September 30, 2019 and 2018, respectively. The income tax effect recognized for the Equity Plans was a benefit of $2.6 million and $2.4 million for the three months ended September 30, 2019 and 2018, and $6.8 million and $7.2 million for the nine months ended September 30, 2019 and 2018, respectively.
Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value
Beginning balance outstanding	5,962,295	$15.73	5,579,293	$16.33
Granted	2,322,996	16.62	2,255,794	14.27
Vested	(1,545,850)	16.26	(1,423,075)	16.08
Canceled	(584,333)	11.49	—	—
Forfeited	(156,528)	13.97	(61,997)	14.13
Ending balance outstanding	5,998,580	$16.40	6,350,015	$15.68
Included in the restricted share and restricted stock unit activity are performance linked restricted stock units of 481,438 which were awarded to employees of the Company in December 2013 and January 2014. An additional 700,000 performance linked restricted stock units were awarded in March 2016 and 333,333 in April of 2019. Of the awards granted, 130,438 have been forfeited and 584,333 have been canceled, as they did not meet the performance criteria, through September 30, 2019. The remaining awards, included in the outstanding balance as of September 30, 2019, vest between May 2019 and December 2021 and will be earned only to the extent that the Company attains specified market conditions relating to its volume-weighted average share price and total shareholder return in relation to certain benchmark indices and performance goals relating to aggregate net income and average return on shareholder equity. The actual number of RSUs ultimately earned could vary from

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

zero, if performance goals are not met, to as much as 200% of the targeted award. Each RSU is equal to the one share of the Company’s Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.
The fair value of restricted stock (excluding certain performance linked units which are valued using the Monte Carlo valuation model) is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of September 30, 2019, there was $70.3 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.23 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were no restricted stock units awarded during the three and nine months ended September 30, 2019 and 120,430 were delivered. As of September 30, 2019 there were 216,912 restricted stock units outstanding. There were 88,504 restricted stock units awarded during the three and nine months ended September 30, 2018. As of December 31, 2018 there were 253,772 restricted stock units outstanding.
16. Income Taxes
The taxable results of the Company’s U.S. operations are included in the consolidated income tax returns of Cowen, Inc. as well as stand-alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings have to be submitted on a stand‑alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries that file tax returns are United Kingdom, Luxembourg, Gibraltar, Germany, Switzerland, Canada, South Africa, and Hong Kong.
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. To the extent that information is not available for the Company to fully determine the full year estimated impact of an item of income or tax adjustment, the Company calculates the tax impact of such item discretely. Accordingly, the Company uses the discrete methodology to calculate the income tax provision for its foreign subsidiaries and the tax impact of income attributable to non-controlling interests in consolidated subsidiaries and funds. Based on these methodologies, the Company’s effective income tax rate was 26.55% and 17.48% for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019 and 2018, the unusual or infrequent items whose tax impact were recorded discretely related primarily to foreign taxes, as well as stock compensation.
For the nine months ended September 30, 2019, the effective tax rate differs from the statutory rate of 21% primarily due to income attributable to non-controlling interests in consolidated subsidiaries and funds, foreign taxes, goodwill impairment as well as other nondeductible expenses. For the nine months ended September 30, 2018, the effective tax rate differs from the statutory rate of 21% primarily due to income attributable to non-controlling interests in consolidated subsidiaries and funds, stock compensation, state and foreign taxes, as well as other nondeductible expenses.
The Company recorded an uncertain tax position liability of $0.3 million as of September 30, 2019 and December 31, 2018 related to New York State tax matters.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of September 30, 2019, the Company recorded a valuation allowance against deferred tax assets related to its foreign tax credits and foreign net operating losses.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company continues to permanently reinvest the capital and accumulated earnings of its subsidiaries in the United Kingdom, Germany, Switzerland, Canada, South Africa and Hong Kong.
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
For the three and nine months ended September 30, 2019, quantitative information regarding the Company's operating lease obligations reflected in the accompanying condensed consolidated statement of operations were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(dollars in thousands)
Lease Cost
Operating lease cost	$5,748	$17,690
Short-term lease cost	23	113
Variable lease cost	388	834
Sublease income	(232)	(739)
Total lease costs	$5,927	$17,898

The following table summarizes the supplemental cash flow information and certain other information related to operating leases for the nine months ended September 30, 2019:

Nine Months Ended September 30, 2019
(dollars in thousands)
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,103

Weighted average remaining lease term - operating leases (in Years)	5.52
Weighted average discount rate - operating leases	4.14%
As of September 30, 2019, maturities of the outstanding operating lease liabilities for the Company were as follows:

	Equipment Leases (operating) (b)	Real Estate and Other Facility Rental (a)
	(dollars in thousands)
2019	$94	$4,530
2020	364	24,350
2021	177	24,049
2022	61	20,586
2023	—	17,416
Thereafter	—	25,958
Total Operating Leases	696	116,889
Less discount	114	16,424
Less short term leases	—	113
Total Lease Liability	$582	$100,352

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(a)	The Company has entered into various agreements to sublease certain of its premises.

(b)	In the third quarter of 2019, the Company recognized operating ROU assets and leases liabilities of $0.1 million for equipment leases.
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

Other Commitments
As of September 30, 2019, future minimum annual service payments for the Company were as follows:

Service Payments
(dollars in thousands)
2019	$6,691
2020	15,210
2021	8,483
2022	5,971
2023	3,573
Thereafter	6,331
Total Operating Leases	$46,259
Clawback Obligations
For financial reporting purposes, the general partners of a real estate fund have recorded a liability for potential clawback obligations to the limited partners, due to changes in the unrealized value of the real estate fund's remaining investments and where the real estate fund's general partner has previously received carried interest distributions. The clawback liability, however, is not realized until the end of the real estate fund's life. The real estate fund is currently in a winding-up phase whereby the remaining assets of the real estate fund are being liquidated as promptly as possible so as to maximize value. However a final date for liquidation has not been set. The clawback obligations for the real estate fund were $6.5 million at September 30, 2019 and December 31, 2018, which is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition.
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored investment funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these investment funds are sufficient to discharge any liabilities.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unfunded Commitments
The following table summarizes unfunded commitments as of September 30, 2019:

Entity	Unfunded Commitments	Commitment term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	5,867	2 years
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.)	98	5 years
Lagunita Biosciences, LLC	500	4 years
Eclipse Fund II, L.P.	225	6 years
Eclipse Continuity Fund I, L.P.	175	7 years
Cowen Healthcare Investments II LP	6,891	2 years
Cowen Healthcare Investments III LP	10,000	7 years
Cowen Sustainable Investments I LP	25,000	10 years
(a) The Company is a limited partner of the HealthCare Royalty Partners funds (which are managed by Healthcare Royalty Management) and is a member of HealthCare Royalty Partners General Partners. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners.
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
The following information reflects developments with respect to the Company’s legal proceedings that occurred during the quarter ended September 30, 2019.
On December 27, 2013, Landol Fletcher filed a putative class action lawsuit against Convergex Holdings, LLC, Convergex Group, LLC, Cowen Execution, Convergex Global Markets Limited and G-Trade Services LLC (collectively, “Convergex”) in the United States District Court for the Southern District of New York (Landol Fletcher and all others similarly situated v. Convergex Group LLC, Cowen Execution, Convergex Global Markets Ltd., Convergex Holdings LLC, G-Trade Services LLC, & Does 1-10, No. 1:13-CV-09150-LLS). The suit alleges breaches of fiduciary duty and prohibited transactions under ERISA and seeks to maintain a class action on behalf of all ERISA plan participants, beneficiaries and named fiduciaries whose plans were impacted by net trading by Convergex Global Markets Limited from October 2006 to December 2011. On April 11, 2014, Landol Fletcher and Frederick P. Potter Jr., filed an amended complaint raising materially similar allegations. This matter was assumed by the Company as a result of the Company’s previously announced acquisition of Convergex Group, which was completed on June 1, 2017. On February 17, 2016, the District Court granted Convergex’s motion to dismiss the amended complaint. Plaintiffs filed an appeal to the Second Circuit, and the AARP and Department of Labor filed amicus briefs on plaintiffs' behalf. The appeal was argued on December 12, 2016. On February 10, 2017, the Second Circuit Court of Appeals (1) reversed the District Court, finding that plaintiff has constitutional standing in a “representative” capacity to sue for damages to the ERISA defined benefit plan in which he is a participant, and (2) remanded to the District Court to reconsider, in light of the Circuit Court’s decision, the issue whether plaintiff has standing to pursue claims on behalf of ERISA plans in which plaintiff is not a participant. Convergex filed a petition for rehearing, and the Court of Appeals denied the petition. On June 30, 2017, the Company filed a notice of motion and memorandum of law in support of a motion to stay the proceedings in the District Court pending resolution of its petition for writ of certiorari, which the Company intended to file with the U.S. Supreme Court. On August 16, 2017, the District Court granted the Company’s motion to stay the proceedings in the District Court pending resolution of the Company’s petition for writ of certiorari. On September 1, 2017, the Company filed a petition with the United States Supreme Court for a writ of certiorari requesting review of the decision of the Court of Appeals. On January 8, 2018, the U.S. Supreme Court denied the Company’s petition for a writ of certiorari. The previously granted stay of the proceedings in the District Court was lifted, and the case proceeded in the District Court. Status conferences were held on April 6, 2018, October 12, 2018, and December 4, 2018. On March 15, 2019, the Company filed a motion to dismiss the plaintiff’s amended complaint. The District Court granted the Company’s motion on July 2, 2019. The plaintiffs did not appeal the District Court’s decision. Accordingly, the plaintiff’s complaint has been dismissed and the case has been resolved.
18. Convertible Debt and Notes Payable
As of September 30, 2019 and December 31, 2018, the Company's outstanding debt was as follows:

	As of September 30, 2019	As of December 31, 2018
	(dollars in thousands)
Convertible debt	$117,469	$134,489
Notes payable	306,645	229,740
Term loan	32,180	28,200
Other notes payable	395	—
Finance lease obligations	4,066	5,025
	$460,755	$397,454
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company used the net proceeds, together with cash on hand, from the offering for general corporate purposes, including the repurchase or repayment of $115.1 million of the Company’s outstanding 3.0% cash convertible senior notes due March 2019 (the "March 2019 Convertible Notes") and the repurchase of approximately $19.5 million of the Company’s shares of its Class A common stock, which were consummated substantially concurrently with the closing of the offering. As of September 30, 2019, the outstanding principal amount of the December 2022 Convertible Notes was $135.0 million. On June 26, 2018, the Company received shareholder approval for the Company to settle the December 2022 Convertible Notes entirely in Class A common stock. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity.
The Company recorded interest expense of $1.0 million and $1.0 million for the three months ended September 30, 2019 and 2018, and $3.0 million and $3.0 million for the nine months ended September 30, 2019 and 2018, respectively. The Company recognized the embedded cash conversion option at issuance date fair value, which also represents the initial unamortized discount on the December 2022 Convertible Notes of $23.4 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $1.1 million and $1.0 million for the three months ended September 30, 2019 and 2018, and $3.2 million and $3.0 million for the nine months ended September 30, 2019 and 2018, respectively, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2022 Convertible Notes.
March 2019 Convertible Notes
On March 10, 2014, the Company issued $149.5 million of 3.0% cash convertible senior notes (the "March 2019 Convertible Notes"). The March 2019 Convertible Notes matured on March 15, 2019 and were fully repaid by the Company. The Company recorded interest expense of $0.2 million for the three months ended September 30, 2018, and $0.1 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations was $0.3 million for the three months ended September 30, 2018, and $0.3 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively, based on an effective interest rate of 8.89%.
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, which is shown net in notes payable in the accompanying condensed consolidated statement of financial condition.   To date the May 2024 Notes have maintained their initial private rating, and the interest rate has remained unchanged. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $0.9 million for the three months ended September 30, 2019, and $1.5 million for the nine months ended September 30, 2019. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in September 2019, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the “June 2033 Notes”) and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $1.9 million and $1.9 million for the three months ended September 30, 2019 and 2018, and $5.8 million and $2.3 million for the nine months ended September 30, 2019 and 2018, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the “December 2027 Notes”) and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million and $2.5 million for the three months ended September 30, 2019 and 2018, and $7.6 million and $7.6 million for the

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

nine months ended September 30, 2019 and 2018, respectively. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
Term Loan
On June 30, 2017, the Company borrowed $28.2 million to fund general corporate purposes. This term loan has an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire principal amount due (as amended) on June 26, 2020. In July 2019, the Company borrowed an additional $4.0 million to fund general corporate purposes. The loan is secured by the value of the Company's limited partnership interests in two affiliated investment funds. The Company has provided a guarantee for this loan. The Company recorded interest expense of $0.5 million and $0.4 million for the three months ended September 30, 2019 and 2018, and $1.4 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively.
Other Notes Payable
During January 2019, the Company borrowed $2.2 million to fund insurance premium payments. This note had an effective interest rate of 2.51% and was due on December 31, 2019, with monthly payment requirements of $0.2 million. As of September 30, 2019, the outstanding balance on this note was $0.4 million. Interest expense for the three and nine months ended September 30, 2019 was insignificant.
Finance Lease Obligations
The Company has entered into various finance leases for computer equipment. The Company's finance lease right-of-use asset amounted to $6.0 million and is recorded in fixed assets in the accompanying condensed consolidated statements of financial condition. These finance lease obligations are included in notes payable and other debt in the accompanying condensed consolidated statements of financial condition, and have a weighted average lease term of 3.4 years and weighted average interest rate of 4.93% as of September 30, 2019.
As of September 30, 2019 and December 31, 2018, the remaining balance on these finance leases was $4.1 million and $5.0 million, respectively.
For the three and nine months ended September 30, 2019 and 2018, quantitative information regarding the Company's finance lease obligations reflected in the accompanying condensed consolidated statement of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Lease Cost
Finance Lease Cost:
Amortization of finance lease right-of-use assets	$299	$409	$966	$1,124
Interest on lease liabilities	54	64	172	167
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases			172	167
Financing cash flows from finance leases			$951	$1,630

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Annual scheduled maturities of debt and minimum payments (of principal and interest) for all debt outstanding as of September 30, 2019, are as follows:

	Convertible Debt	Notes Payable	Term loan	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2019	$2,025	$7,301	$489	$405	$231
2020	4,050	23,548	33,126	—	1,356
2021	4,050	23,548	—	—	1,356
2022	139,050	23,548	—	—	1,125
2023	—	23,548	—	—	374
Thereafter	—	433,025	—	—	—
Subtotal	149,175	534,518	33,615	405	4,442
Less (a)	(31,706)	(227,873)	(1,435)	(10)	(376)
Total	$117,469	$306,645	$32,180	$395	$4,066

(a)
Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the convertible debt.

Letters of Credit
As of September 30, 2019, the Company has the following seven irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged collateral for reinsurance agreements which amounted to $13.9 million, as of September 30, 2019, and $1.0 million, as of December 31, 2018, which is released annually between March 2020 and March 2023 based on the policy periods covered by the reinsurance agreements.

Location	Amount	Maturity
	(dollars in thousands)
Boston	$392	March 2020
New York	$358	April 2020
New York	$71	October 2019
New York	$398	October 2019
New York	$1,125	October 2019
New York	$1,623	November 2019
San Francisco	$713	October 2025
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2019 and December 31, 2018, there were no amounts due related to these letters of credit.
19. Stockholder's Equity
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and accrued a cash dividend of $1.7 million and $1.7 million for the three months ended September 30, 2019 and 2018, and $5.1 million and $5.1 million for the nine months ended September 30, 2019 and 2018, respectively.
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
Treasury Stock
Treasury stock of $266.9 million as of September 30, 2019, compared to $234.1 million as of December 31, 2018, resulted from $10.2 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plans or other similar transactions, $0.2 million received from an escrow account established to satisfy the Company’s indemnification claims arising under the terms of the purchase agreement entered into in connection with the Company’s acquisition of Convergex Group, LLC and $22.4 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the nine months ended September 30, 2019:

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2018	15,336,871	$234,142	$15.27
Shares purchased for minimum tax withholding under the Equity Plans or other similar transactions	674,792	10,153	15.05
Shares of stock received in respect of indemnification claims	10,917	167	15.34
Purchase of treasury stock	1,440,396	22,420	15.57
Balance outstanding at September 30, 2019	17,462,976	$266,882	$15.28

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Beginning Balance	$(3)	$(7)	$(5)	$(8)
Foreign currency translation	(2)	4	—	5
Ending Balance	$(5)	$(3)	$(5)	$(3)
21. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of common shares outstanding for the period. As of September 30, 2019, there were 29,013,137 shares of Class A common stock outstanding. As of September 30, 2019, the Company has included 216,912 fully vested, unissued restricted stock units in its calculation of basic earnings per share. As of December 31, 2018, there were 28,437,860 shares of Class A common stock outstanding. As of December 31, 2018, the Company has included 253,772 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive items. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares, restricted stock units, and SAR's. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options and warrants are assumed to have been exercised, for the entire period being presented. The number of performance-linked unvested restricted stock units that are included in the calculation are at the amount that could be earned using current payout rates. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the amount of compensation cost attributed to future services and not yet recognized.
The Company can elect to settle the Series A Convertible Preferred Stock in shares, cash, or a combination of both. The Company's intent is to settle in cash and, based on current and projected liquidity needs, the Company has the ability to do so.
The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands, except share and per share data)
Net income (loss)	$6,583	$19,598	$26,596	$75,538
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	2,770	4,110	7,188	37,798
Net income (loss) attributable to Cowen Inc.	3,813	15,488	19,408	37,740
Preferred stock dividends	1,698	1,698	5,094	5,094
Net income (loss) attributable to Cowen Inc. common stockholders	$2,115	$13,790	$14,314	$32,646

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	29,529	29,610	29,687	29,662
Restricted stock	1,735	1,234	1,694	951
Weighted average shares used in diluted computation	31,264	30,844	31,381	30,613
Earnings (loss) per share:
Basic	$0.07	$0.47	$0.48	$1.10
Diluted	$0.07	$0.45	$0.46	$1.07

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
The Op Co segment consists of Cowen Investment Management (“CIM”), Investment Banking, Markets and Research. The Asset Co segment consists of the Company’s private investments, private real estate investments and other legacy multi-sector long/short equity strategies.
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
As further stated below, one major difference between Economic Income (Loss) and US GAAP net income (loss) is that Economic Income (Loss) presents the segments' results of operations without the impact resulting from the full consolidation of any of the Consolidated Funds. The consolidation of these investment funds' results include the pro rata share of the income or loss attributable to other owners of such entities which is reflected in net income (loss) attributable to non-controlling interest in consolidated subsidiaries in the accompanying condensed consolidated statements of operations. This pro rata share has no effect on the overall financial performance for the segments, as ultimately, this income or loss is not income or loss for the segments themselves. Included in Economic Income (Loss) is the actual pro rata share of the income or loss attributable to the Company as an investor in such entities, which is relevant in management making operating decisions and evaluating financial performance. The Company does not disclose total asset information for its business segments as the information is not reviewed by the CODM.
The following tables set forth operating results for the Company's Op Co and Asset Co segments and related adjustments necessary to reconcile the Company's Economic Income (Loss) measure to arrive at the Company's consolidated US GAAP net income (loss):

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2019
				Adjustments
	Operating Company	Asset Company	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$70,022	$—	$70,022	$—	$7,270	(a)	$77,292
Brokerage	105,860	—	105,860	—	(11,865)	(b)	93,995
Management fees	10,321	586	10,907	(574)	(3,033)	(c)	7,300
Incentive income (loss)	15,384	(1,007)	14,377	(13)	(13,663)	(c)	701
Investment income (loss)	15,231	822	16,053	—	(16,053)	(d)	—
Interest and dividends	—	—	—	—	60,707	(b)(d)	60,707
Reimbursement from affiliates	—	—	—	(27)	265	(e)	238
Reinsurance premiums	—	—	—	—	8,146	(f)	8,146
Other revenue	(132)	6	(126)	(26)	1,389	(f)	1,237
Consolidated Funds revenues	—	—	—	2,431	—		2,431
Total revenues	216,686	407	217,093	1,791	33,163		252,047
Interest expense (Economic Income/(Loss)) / Interest and dividend expense (US GAAP)	5,758	1,389	7,147	—	49,330	(b)(d)	56,477
Total net revenues	210,928	(982)	209,946	1,791	(16,167)		195,570
Expenses
Non interest expense	200,637	1,403	202,040	—	15,408	(a)(e)(h)(i)	217,448
Consolidated Funds expenses	—	—	—	2,516	—		2,516
Total expenses	200,637	1,403	202,040	2,516	15,408		219,964
Total other income (loss)	—	—	—	5,621	26,721	(c)(d)(i)	32,342
Income taxes expense / (benefit)	—	—	—	—	1,365	(h)	1,365
Income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	661	—	661	4,896	(2,787)		2,770

Income (loss) attributable to Cowen Inc.	9,630	(2,385)	7,245	—	(3,432)		3,813
Less: Preferred stock dividends	1,341	357	1,698	—	—		1,698
Economic Income (Loss)/ Income (loss) attributable to Cowen Inc. common stockholders	8,289	(2,742)	5,547	$—	$(3,432)		$2,115
Add back: Depreciation and Amortization expense	5,073	9	5,082
Economic operating income (loss)	$13,362	$(2,733)	$10,629

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2018
				Adjustments
	Operating Company	Asset Company	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$77,510	$—	$77,510	$—	$4,413	(a)	$81,923
Brokerage	101,672	—	101,672	—	(9,637)	(b)	92,035
Management fees	10,840	1,546	12,386	(381)	(4,459)	(c)	7,546
Incentive income (loss)	1,859	5,051	6,910	(20)	(6,857)	(c)(a)	33
Investment income (loss)	25,779	1,893	27,672	—	(27,672)	(d)(g)	—
Interest and dividends	—	—	—	—	26,448	(b)(d)	26,448
Reimbursement from affiliates	—	—	—	(65)	418	(e)	353
Aircraft lease revenue	—	—	—	—	375	(g)	375
Reinsurance premiums	—	—	—	—	8,378	(f)	8,378
Other revenue	4	79	83	—	1,551	(f)	1,634
Consolidated Funds revenues	—	—	—	2,303	—		2,303
Total revenues	217,664	8,569	226,233	1,837	(7,042)		221,028
Interest expense (Economic Income/(Loss)) / Interest and dividend expense (US GAAP)	4,878	1,541	6,419	—	19,581	(b)(d)	$26,000
Total net revenues	212,786	7,028	219,814	1,837	(26,623)		195,028
Expenses
Non interest expense	189,516	6,672	196,188	—	14,454	(a)(e)(h)(i)	210,642
Consolidated Funds expenses	—	—	—	1,687	—		1,687
Total expenses	189,516	6,672	196,188	1,687	14,454		212,329
Total other income (loss)	—	—	—	2,654	39,328	(c)(d)(i)(j)	41,982
Income taxes expense / (benefit)	—	—	—	—	5,083	(h)	5,083
Income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	898	44	942	2,804	364		4,110
Income (loss) attributable to Cowen Inc.	22,372	312	22,684	—	(7,196)		15,488
Less: Preferred stock dividends	1,290	408	1,698	—	—		1,698
Economic Income (Loss)/ Income (loss) attributable to Cowen Inc. common stockholders	21,082	(96)	20,986	$—	$(7,196)		$13,790
Add back: Depreciation and Amortization expense	2,865	43	2,908
Economic operating income (loss)	$23,947	$(53)	$23,894

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2019
				Adjustments
	Operating Company	Asset Company	Total Economic Income (Loss)	Funds Consolidation	Other Adjustments		US GAAP Net Income (Loss)
	(dollars in thousands)
Revenues
Investment banking	$257,234	$—	$257,234	$—	$14,869	(a)	$272,103
Brokerage	331,689	—	331,689	—	(28,849)	(b)	302,840
Management fees	30,016	1,788	31,804	(1,640)	(8,684)	(c)	21,480
Incentive income (loss)	34,654	699	35,353	(557)	(34,072)	(c)	724
Investment income (loss)	28,233	5,289	33,522	—	(33,522)	(d)	—
Interest and dividends	—	—	—	—	129,846	(b)(d)	129,846
Reimbursement from affiliates	—	—	—	(94)	874	(e)	780
Reinsurance premiums	—	—	—	—	29,068	(f)	29,068
Other revenue	5,295	56	5,351	(14)	(2,109)	(f)	3,228
Consolidated Funds revenues	—	—	—	8,239	—		8,239
Total revenues	687,121	7,832	694,953	5,934	67,421		768,308
Interest expense (Economic Income/(Loss)) / Interest and dividend expense (US GAAP)	16,371	4,046	20,417	—	104,672	(b)(d)	125,089
Total net revenues	670,750	3,786	674,536	5,934	(37,251)		643,219
Expenses
Non interest expense	623,167	7,025	630,192	—	49,463	(a)(e)(h)(i)	679,655
Goodwill impairment	—	—	—	—	4,100		4,100
Consolidated Funds expenses	—	—	—	6,229	—		6,229
Total expenses	623,167	7,025	630,192	6,229	53,563		689,984
Total other income (loss)	—	—	—	9,069	73,907	(c)(d)(i)	82,976
Income taxes expense / (benefit)	—	—	—	—	9,615	(h)	9,615
Income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	2,944	—	2,944	8,774	(4,530)		7,188
Income (loss) attributable to Cowen Inc.	44,639	(3,239)	41,400	—	(21,992)		$19,408
Less: Preferred stock dividends	4,058	1,036	5,094	—	—		5,094
Economic Income (Loss)/ Income (loss) attributable to Cowen Inc. common stockholders	40,581	(4,275)	36,306	$—	$(21,992)		$14,314
Add back: Depreciation and Amortization expense	14,957	30	14,987
Economic operating income (loss)	$55,538	$(4,245)	$51,293

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2018
				Adjustments
	Operating Company	Asset Company	Total Economic Income (Loss)	Funds Consolidation	Other Adjustments		US GAAP Net Income (Loss)
	(dollars in thousands)
Revenues
Investment banking	$251,476	$—	$251,476	$—	$13,261	(a)	$264,737
Brokerage	328,929	—	328,929	—	(27,876)	(b)	301,053
Management fees	33,057	4,941	37,998	(2,197)	(13,465)	(c)	22,336
Incentive income (loss)	17,219	4,251	21,470	(37)	(21,336)	(c)	97
Investment income (loss)	62,488	(561)	61,927	—	(61,927)	(d)(g)	—
Interest and dividends	—	—	—	—	77,511	(b)(d)	77,511
Reimbursement from affiliates	—	—	—	(198)	1,264	(e)	1,066
Aircraft lease revenue	—	—	—	—	1,509	(g)	1,509
Reinsurance premiums	—	—	—	—	26,251	(f)	26,251
Other revenue	(143)	393	250	—	3,596	(f)	3,846
Consolidated Funds revenues	—	—	—	8,579	—		8,579
Total revenues	693,026	9,024	702,050	6,147	(1,212)		706,985
Interest expense (Economic Income/(Loss)) / Interest and dividend expense (US GAAP)	12,539	3,961	16,500	—	58,346	(b)(d)	74,846
Total net revenues	680,487	5,063	685,550	6,147	(59,558)		632,139
Expenses
Non interest expense	601,480	12,081	613,561	—	42,738	(a)(e)(h)(i)	656,299
Consolidated Funds expenses	—	—	—	7,267	—		7,267
Total expenses	601,480	12,081	613,561	7,267	42,738		663,566
Total other income (loss)	—	—	—	36,113	86,851	(c)(d)(i)(j)	122,964
Income taxes expense / (benefit)	—	—	—	—	15,999	(h)	15,999
Income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	2,805	700	3,505	34,993	(700)		37,798
Income (loss) attributable to Cowen Inc.	76,202	(7,718)	68,484	—	(30,744)		37,740
Less: Preferred stock dividends	3,871	1,223	5,094	—	—		5,094
Economic Income (Loss)/ Income (loss) attributable to Cowen Inc. common stockholders	72,331	(8,941)	63,390	$—	$(30,744)		$32,646
Add back: Depreciation and Amortization expense	8,707	147	8,854
Economic operating income (loss)	$81,038	$(8,794)	$72,244

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

Cowen Inc.
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
For the three and nine months ended September 30, 2019 and 2018, there was no one investment fund or other customer which represented more than 10% of the Company's total revenues.
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
Cowen Prime is also subject to Commodity Futures Trading Commission Regulation 1.17 (“Regulation 1.17”). Regulation 1.17 requires net capital equal to or in excess of $45,000 or the amount of net capital required by SEC Rule 15c3-1, whichever is greater. Cowen Execution is also subject to Options Clearing Corporation ("OCC") Rule 302. OCC Rule 302 requires maintenance of net capital equal to the greater of $2.0 million or 2% of aggregate debit items. At September 30, 2019, Cowen Execution had $103.5 million of net capital in excess of this minimum requirement.
Cowen International Ltd and Cowen Execution Ltd are subject to the capital requirements of the FCA, as defined, must exceed the minimum capital requirement set forth by the FCA. Effective June 1, 2018, the FCA approved Ramius UK’s application to cancel all of its FCA authorization permissions. Accordingly, Ramius UK is no longer an FCA regulated and authorized firm. Ramius UK sought the cancellation. In April 2019, Cowen Execution Ltd was formally approved to trade in a principal capacity.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Cowen and Company (Asia) Limited (“Cowen Asia”), a previously established entity, was re-registered with regulatory approval on May 17, 2019. Cowen Asia is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources must exceed the Total Financial Resources requirement of the SFC.
As of September 30, 2019, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA requirement and excess as follows:

Subsidiary	Net Capital	Minimum Net Capital Requirement	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$88,162	$1,000	$87,162
Cowen Execution	$104,559	$1,069	$103,490
ATM Execution	$5,538	$250	$5,288
Cowen Prime	$17,449	$250	$17,199
Westminster	$24,048	$250	$23,798
Cowen International Ltd	$14,475	$9,925	$4,550
Cowen Execution Ltd	$4,957	$2,043	$2,914
Cowen Asia	$1,088	$383	$705
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
In accordance with the requirements of SEC Rule 15c3-3, Cowen Execution may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of September 30, 2019, Cowen Execution had segregated approximately $17.0 million of cash, while its required deposit was $6.3 million.
As a clearing broker-dealer, Cowen Execution is required to compute a reserve requirement for proprietary accounts of broker-dealers (“PAB accounts”), as defined in SEC Rule 15c3-3. Cowen Execution conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEC Rule 15c3-3. This allows each correspondent firm that uses Cowen Execution as its clearing broker-dealer to classify its PAB account assets held at Cowen Execution as allowable assets in the correspondent's net capital calculation. At September 30, 2019, Cowen Execution had $26.9 million of cash on deposit in PAB Reserve Bank Accounts, which was more than its required deposit of $20.3 million.
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
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of September 30, 2019. RCG Insurance Company’s capital and surplus as of September 30, 2019 totaled approximately $32.9 million.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

24. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's investment funds and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of September 30, 2019 and December 31, 2018, $19.9 million and $19.4 million, respectively, included in fees receivable, are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the investment funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three and nine months ended September 30, 2019 and 2018, the amounts which the Company reimbursed the investment funds it manages were immaterial. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates, and are included in due from related parties in the accompanying condensed consolidated statements of financial condition. As of September 30, 2019 and December 31, 2018, loans to employees of $14.2 million and $17.0 million, respectively, were included in due from related parties on the accompanying condensed consolidated statements of financial condition. Of these amounts $7.4 million and $8.8 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $1.0 million and $0.8 million for the three months ended September 30, 2019 and 2018, and $2.8 million and $2.2 million for the nine months ended September 30, 2019, and 2018, respectively. This expense is included in employee compensation and benefits in the accompanying condensed consolidated statement of operations. For the three and nine months ended September 30, 2019, the interest income was $0.1 million for these related party loans and advances, respectively, and are included in interest and dividends in the accompanying condensed consolidated statement of operations. For the three and nine months ended September 30, 2018, the interest income was immaterial for these related party loans and advances, respectively, and are included in interest and dividends in the accompanying condensed consolidated statement of operations.
As of September 30, 2019 and December 31, 2018, included in due from related parties is $7.0 million and $7.7 million, respectively, related to the sales of portions of the Company's ownership interest in the activist business of Starboard Value to the Starboard principals. It is being financed through the profits of the relevant Starboard entities over a 5 year period and earns interest at 5% per annum.  The interest income for the three months ended September 30, 2019 and 2018 was $0.1 million and $0.1 million, and for the nine months ended September 30, 2019 and 2018, was $0.3 million and $0.3 million, respectively.
The remaining balance included in due from related parties of $6.6 million and $8.9 million as of September 30, 2019 and December 31, 2018, respectively, relates to amounts due to the Company from affiliated investment funds and real estate entities due to expenses paid on their behalf. Included in due to related parties is approximately $0.3 million and $0.6 million September 30, 2019 and December 31, 2018, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date. The remaining balance in due to related parties of $0.5 million as of September 30, 2019, relates to amounts due to the certain Company employees.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of September 30, 2019 and December 31, 2018, such investments aggregated $34.9 million and $25.1 million, respectively, were included in non-controlling interests on the accompanying condensed consolidated statements of financial condition. Their share of the net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds aggregated $3.6 million and $4.1 million for the three months ended September 30, 2019 and 2018, and $4.7 million and $8.4 million, for the nine months ended September 30, 2019 and 2018, respectively.
The Company may, at times, have unfunded commitment amounts pertaining to related parties. See Note 17 "Commitments and Contingencies" for amounts committed as of September 30, 2019 and December 31, 2018.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements, which have not been disclosed, as of September 30, 2019 and December 31, 2018. Through indemnification provisions in clearing agreements with clients, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
The Company enters into secured and unsecured borrowing agreements to obtain funding necessary to cover daily securities settlements with clearing corporations. At times, funding is required for unsettled customer delivery versus payment and riskless principal transactions, as well as to meet deposit requirements with clearing organizations. Secured arrangements are collateralized by the securities. The Company maintains uncommitted financing arrangements with large financial institutions, the details of which are summarized below as of September 30, 2019.

Lender	Contractual Amount	Available Amount	Maturity Date	Description
Pledge Lines	(dollars in thousands)
Texas Capital Bank	$75,000	$75,000	None	Secured Depository Trust Company Pledge Line
BMO Harris Bank	75,000	75,000	None	Secured Tri-Party Pledge Facility
BMO Harris Bank	150,000	150,000	None	Secured Depository Trust Company Pledge Line
Total	300,000	300,000

Revolving Credit Facility
BMO Harris Bank Canadian Imperial Bank of Commerce Texas Capital Bank	70,000	70,000	August 21, 2020	(Syndicated) Unsecured liquidity facility to cover increases in National Securities Clearing Corporation margin deposit requirements
Total Credit Lines	$370,000	$370,000
26. Subsequent Events
On October 23, 2019, the Company's Board of Directors approved a $17.8 million increase in the Company's share repurchase program (see Note 19) bringing the total remaining shares available for repurchase to $25.0 million.

The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no other subsequent events requiring adjustment or disclosure in the condensed consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
         The discussion contains forward-looking statements, which involve numerous risks and uncertainties, including, but not limited to, those described within Item 1A of this periodic report on Form 10-Q for the quarterly period ended September 30, 2019. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and related notes of Cowen Inc. included elsewhere in this quarterly report. Actual results may differ materially from those contained in any forward-looking statements.
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
Operating Company
The Op Co segment consists of four divisions: the Cowen Investment Management (“CIM”) division, the Investment Banking division, the Markets division and the Research division. The Company refers to the Investment Banking division, the Markets division and the Research division combined as its investment banking businesses. Op Co’s CIM division includes advisers to investment funds (including private equity structures and privately placed hedge funds), and registered funds. Op Co’s investment banking businesses offer industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research, sales and trading platforms for institutional investors, global clearing and commission management services and also a comprehensive suite of prime brokerage services.
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
Op Co’s investment banking businesses include investment banking, research, sales and trading, prime brokerage, global clearing and commission management services to companies and primarily institutional investor clients. Sectors covered by Op Co's investment banking business include healthcare, technology, media and telecommunications, consumer, industrials, information and technology services, and energy. We provide research and brokerage services to over 5,000 domestic and international clients seeking to trade securities and other financial instruments, principally in our target sectors. The investment banking businesses also offer a full-service suite of introduced prime brokerage services targeting emerging private fund managers. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies. From time to time, the Company invests in private capital raising transactions of its investment banking clients.
Asset Company
The Asset Co segment consists of the Company’s private investments, private real estate investments and other legacy multi-sector long/short equity strategies. The focus of Asset Co is to drive future monetization of the invested capital of the segment.
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
Recent Developments
As part of the CIM division’s focus on building Cowen-branded investments strategies focused on capitalizing on Cowen’s core areas of expertise, the Company launched both a new sustainable investing strategy and raised additional capital in its healthcare investments strategy, collectively raising more than $500 million in commitments.
We completed the sale of our interests in RCG Longview Management, the management company for certain legacy real estate investment funds in which we were invested. We also entered into an agreement to sell some of the real estate assets held on the Company’s condensed consolidated statements of financial condition.  These transactions had an immaterial impact on our results for the third quarter, but raised approximately $8.6 million in cash.
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
The Company serves as the managing member/general partner and/or investment manager to affiliated fund entities which it sponsors and manages. Certain of these funds in which the Company has a substantive, controlling general partner interest are consolidated with the Company pursuant to US GAAP as described below (the “Consolidated Funds”). Consequently, the Company's condensed consolidated financial statements reflect the assets, liabilities, income and expenses of these funds on a gross basis. The ownership interests in these funds which are not owned by the Company are reflected as redeemable and non-redeemable non-controlling interests in consolidated subsidiaries in the condensed consolidated financial statements appearing elsewhere in this Form 10-Q. The management fees and incentive income earned by the Company from these funds are eliminated in consolidation.
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

•
Consolidated Funds Expenses.  The Company's condensed consolidated financial statements reflect the expenses of the Consolidated Funds and the portion attributable to other investors is allocated to a non-controlling interest.

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
Non-controlling Interests
Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities. Due to the fact that the non-controlling interests are redeemable at the option of the holder and have the unilateral right to redeem their ownership interest for cash they have been classified as temporary equity .
Investment Fund Performance
For the quarter ended September 30, 2019, the Company's activist and merger arbitrage investment strategies had mixed results during the quarter, matching the broader equity markets as the Russell 2000 had negative returns while the S&P 500 had positive returns. The Company's activist strategy had a modestly negative performance for the quarter, as did the Russell 2000 Index. The Company's merger arbitrage strategy had positive returns for the quarter, outperforming the HFRX Merger Arbitrage Index. The merger arbitrage focused UCITS fund also had a positive performance. The Company's healthcare royalty strategy’s third investment fund is now fully committed and allocations are now being made to the strategy’s fourth fund. Our private healthcare strategy continues to deploy capital ending the quarter having made fifteen investments in its second fund and with a pipeline of opportunities ahead. The liquidation of certain multi-strategy hedge funds advised by the Company also continues. As of October 1, 2019, the Company had assets under management of $10.3 billion.
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
As of September 30, 2019, the Company's invested capital amounted to a net value of $716.0 million (supporting a long market value of $758.3 million), representing approximately 88% of Cowen's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen's stockholders' equity as of September 30, 2019. The net values presented in the table below do not tie in total to Cowen's condensed consolidated statement of financial condition as of September 30, 2019 because they represent only some of the line items in the accompanying condensed consolidated statement of financial condition.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Op Co
Broker dealer capital and related trading	$438.1	54%
Public and Private Healthcare	59.4	7%
Liquid Alternative Trading	73.5	9%
Asset Co
Private Investments	125.2	15%
Private Real Estate	19.8	2%
Total	716.0	88%
Cowen Inc. Stockholders' Equity	$817.1	100%
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

Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018

	Condensed Consolidated Statements of Operations
	(unaudited)
	Three Months Ended September 30,		Period to Period
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$77,292	$81,923	$(4,631)	(6)%
Brokerage	93,995	92,035	1,960	2%
Management fees	7,300	7,546	(246)	(3)%
Incentive income	701	33	668	NM
Interest and dividends	60,707	26,448	34,259	130%
Reimbursement from affiliates	238	353	(115)	(33)%
Aircraft lease revenue	—	375	(375)	NM
Reinsurance premiums	8,146	8,378	(232)	(3)%
Other revenues	1,237	1,634	(397)	(24)%
Consolidated Funds revenues	2,431	2,303	128	6%
Total revenues	252,047	221,028	31,019	14%
Interest and dividends expense	56,477	26,000	30,477	117%
Total net revenues	195,570	195,028	542	—%

Expenses
Employee compensation and benefits	120,320	128,483	(8,163)	(6)%
Reinsurance claims, commissions and amortization of deferred acquisition costs	8,195	8,773	(578)	(7)%
Operating, general, administrative and other expenses	83,851	70,247	13,604	19%
Depreciation and amortization expense	5,082	3,139	1,943	62%
Consolidated Funds expenses	2,516	1,687	829	49%
Total expenses	219,964	212,329	7,635	4%
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	18,446	32,040	(13,594)	(42)%
Consolidated Funds net gains (losses)	13,896	9,942	3,954	40%
Total other income (loss)	32,342	41,982	(9,640)	(23)%
Income (loss) before income taxes	7,948	24,681	(16,733)	(68)%
Income tax expense (benefit)	1,365	5,083	(3,718)	(73)%
Net income (loss)	6,583	19,598	(13,015)	(66)%
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	2,770	4,110	(1,340)	(33)%
Net income (loss) attributable to Cowen Inc.	3,813	15,488	(11,675)	(75)%
Preferred stock dividends	1,698	1,698	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$2,115	$13,790	$(11,675)	(85)%
Revenues
Investment Banking
Investment banking revenues decreased $4.6 million to $77.3 million for the three months ended September 30, 2019 compared with $81.9 million in the prior year period. During the three months ended September 30, 2019, the Company completed 25 underwriting transactions, 13 strategic advisory transactions and five debt capital markets transactions. During the three months ended September 30, 2018, the Company completed 29 underwriting transactions, six strategic advisory transactions, and two debt capital markets transactions. The average underwriting fee per transaction was 1.9% lower for the three months ended September 30, 2019 as compared to the prior year period.
Brokerage
Brokerage revenues increased $2.0 million to $94.0 million for the three months ended September 30, 2019 compared with $92.0 million in the prior year period. This was attributable to an increase in institutional services and cross asset revenues

partially offset by decreases in commission management revenue.   Customer trading volumes across the industry (according to Bloomberg) increased 3% for the three months ended September 30, 2019 compared to the prior year period.
Management Fees
Management fees decreased $0.2 million to $7.3 million for the three months ended September 30, 2019 compared with $7.5 million in the prior year period.
Incentive Income
Incentive income increased $0.7 million to $0.7 million for the three months ended September 30, 2019, compared with $0.0 million in the prior year period. Revenue recognition standards, effective January 1, 2018, requires the Company to recognize the majority of incentive income allocated to the Company as net gains (losses) on securities, derivatives and other investments or as incentive income when the fees are no longer subject to reversal or are crystalized.
Interest and Dividends
Interest and dividends increased $34.3 million to $60.7 million for the three months ended September 30, 2019 compared with $26.4 million in the prior year period. This is primarily attributable to securities financing activities.
Reimbursements from Affiliates
Reimbursements from affiliates decreased $0.2 million to $0.2 million for the three months ended September 30, 2019 compared with $0.4 million in the prior year period.
Aircraft Lease Revenue
Aircraft lease revenue decreased $0.4 million for the three months ended September 30, 2019 from $0.4 million in the prior year period. This decrease was related to our exit from the aviation business at the end of 2018.
Reinsurance Premiums
Reinsurance premiums decreased slightly by $0.2 million to $8.1 million for the three months ended September 30, 2019 compared with $8.4 million in the prior year period.
Other Revenues
Other revenues decreased $0.4 million to $1.2 million for the three months ended September 30, 2019 compared with $1.6 million in the prior year period.
Consolidated Funds Revenues
Consolidated Funds revenues increased $0.1 million to $2.4 million for the three months ended September 30, 2019 compared with $2.3 million in the prior year period. This is due to an increase in interest and dividend income in our consolidated funds.
Interest and Dividends
Interest and dividend expenses increased $30.5 million to $56.5 million for the three months ended September 30, 2019 compared with $26.0 million in the prior year period. This is primarily attributable to securities finance activities.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses decreased $8.2 million to $120.3 million for the three months ended September 30, 2019 compared with $128.5 million in the prior year period. The decrease is primarily due to a lower compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 42.3% for the three months ended September 30, 2019, compared with 48.9% for the prior year period.
Reinsurance Claims, Commissions and Amortization of Deferred Acquisition Costs
Reinsurance related expenses decreased $0.6 million to $8.2 million for the three months ended September 30, 2019 compared with $8.8 million in the prior year period. This decrease is due to better claims experience on existing policies during the third quarter of 2019 compared to the same period in 2018.

General, Administrative and Other Expenses
General, administrative and other expenses increased $13.7 million to $83.9 million for the three months ended September 30, 2019 compared with $70.2 million in the prior year period. The increase is primarily related to increased professional fees.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $2.0 million to $5.1 million for the three months ended September 30, 2019 compared with $3.1 million in the prior year period. The increase in amortization expense primarily related to intangibles acquired through the Quarton acquisition in January of 2019.
Consolidated Funds Expenses
Consolidated Funds expenses increased $0.8 million to $2.5 million for the three months ended September 30, 2019 compared with $1.7 million for the prior year period.
Other Income (Loss)
Other income (loss) decreased $9.6 million to $32.3 million for the three months ended September 30, 2019 compared with other income (loss) of $42.0 million in the prior year period. The decrease primarily relates to a decrease in performance in the Company's own invested capital. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Income Taxes
Income tax expense decreased $3.7 million to $1.4 million for the three months ended September 30, 2019 compared with $5.1 million in the prior year period. This change was primarily attributable to the change in the Company's income before income taxes for the respective periods.
Income (Loss) Attributable to Non-controlling Interests
Income (loss) attributable to non-controlling interests decreased by $1.3 million to a loss of $2.8 million for the three months ended September 30, 2019 compared with income of $4.1 million in the prior year period. The decrease was primarily the result of a decrease in income earned by the Consolidated Funds in the current year period. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

	Condensed Consolidated Statements of Operations
	(unaudited)
	Nine Months Ended September 30,		Period to Period
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$272,103	$264,737	$7,366	3%
Brokerage	302,840	301,053	1,787	1%
Management fees	21,480	22,336	(856)	(4)%
Incentive income	724	97	627	NM
Interest and dividends	129,846	77,511	52,335	68%
Reimbursement from affiliates	780	1,066	(286)	(27)%
Aircraft lease revenue	—	1,509	(1,509)	NM
Reinsurance premiums	29,068	26,251	2,817	11%
Other revenues	3,228	3,846	(618)	(16)%
Consolidated Funds revenues	8,239	8,579	(340)	(4)%
Total revenues	768,308	706,985	61,323	9%
Interest and dividends expense	125,089	74,846	50,243	67%
Total net revenues	643,219	632,139	11,080	2%
Expenses
Employee compensation and benefits	388,611	397,543	(8,932)	(2)%
Reinsurance claims, commissions and amortization of deferred acquisition costs	25,139	27,428	(2,289)	(8)%
Operating, general, administrative and other expenses	250,915	221,770	29,145	13%
Depreciation and amortization expense	14,990	9,558	5,432	57%
Goodwill impairment	4,100	—	4,100	NM
Consolidated Funds expenses	6,229	7,267	(1,038)	(14)%
Total expenses	689,984	663,566	26,418	4%
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	61,440	64,728	(3,288)	(5)%
Gain/(loss) on debt extinguishment	—	(556)	556	NM
Consolidated Funds net gains (losses)	21,536	58,792	(37,256)	(63)%
Total other income (loss)	82,976	122,964	(39,988)	(33)%
Income (loss) before income taxes	36,211	91,537	(55,326)	(60)%
Income tax expense (benefit)	9,615	15,999	(6,384)	(40)%
Net income (loss)	26,596	75,538	(48,942)	(65)%
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	7,188	37,798	(30,610)	(81)%
Net income (loss) attributable to Cowen Inc.	19,408	37,740	(18,332)	(49)%
Preferred stock dividends	5,094	5,094	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$14,314	$32,646	$(18,332)	(56)%
Revenues
Investment Banking
Investment banking revenues increased $7.4 million to $272.1 million for the nine months ended September 30, 2019 compared with $264.7 million in the prior year period. During the nine months ended September 30, 2019, the Company completed 96 capital markets transactions, 32 strategic advisory transactions and 10 debt capital markets transactions. During the nine months ended September 30, 2018, the Company completed 95 underwriting transactions, 21 strategic advisory transactions and four debt capital markets transactions. The implied average underwriting fee per transaction was 5.2% lower for the nine months ended September 30, 2019 as compared to the prior year period.

Brokerage
Brokerage revenues increased $1.7 million to $302.8 million for the nine months ended September 30, 2019 compared with $301.1 million in the prior year period. This was attributable to an increase in institutional services and cross asset revenues partially offset by decreases in commission management revenue and non-US commissions.  Customer trading volumes across the industry (according to Bloomberg) increased 3% for the nine months ended September 30, 2019 compared to the prior year period.
Management Fees
Management fees decreased $0.8 million to $21.5 million for the nine months ended September 30, 2019 compared with $22.3 million in the prior year period. This decrease is primarily related to the healthcare royalty business.
Incentive Income
Incentive income increased $0.6 million to $0.7 million for the nine months ended September 30, 2019, compared with $0.1 million in the prior year period. Revenue recognition standards, effective January 1, 2018, requires the Company to recognize the majority of incentive income allocated to the Company as net gains (losses) on securities, derivatives and other investments or as incentive income when the fees are no longer subject to reversal or are crystalized.
Interest and Dividends
Interest and dividends increased $52.3 million to $129.8 million for the nine months ended September 30, 2019 compared with $77.5 million in the prior year period. This is primarily attributable to securities financing activities.
Reimbursements from Affiliates
Reimbursements from affiliates decreased $0.3 million to $0.8 million for the nine months ended September 30, 2019 compared with $1.1 million in the prior year period. The decrease is primarily related to a decrease in reimbursements from the activist business.
Aircraft Lease Revenue
Aircraft lease revenue decreased 1.5 million for the nine months ended September 30, 2019 from 1.5 million in the prior year period. This decrease was related to our exit from the aviation business at the end of 2018.
Reinsurance Premiums
Reinsurance premiums increased $2.8 million to $29.1 million for the nine months ended September 30, 2019 compared with $26.3 million in the prior year period. The increase is due to premiums earned from additional reinsurance policies in force as well as higher premium volume generated from renewed policies through September 30, 2019 compared to the same period in 2018.
Other Revenues
Other revenues decreased $0.6 million to $3.2 million for the nine months ended September 30, 2019 compared with $3.8 million in the prior year period.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $0.4 million to $8.2 million for the nine months ended September 30, 2019 compared with $8.6 million in the prior year period. The decrease is due to earning less interest and dividends income from the Consolidated Funds.
Interest and Dividends Expenses
Interest and dividends expenses increased $50.3 million to $125.1 million for the nine months ended September 30, 2019 compared with $74.8 million in the prior year period. This is primarily attributable to securities finance activities.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses decreased $8.9 million to $388.6 million for the nine months ended September 30, 2019 compared with $397.5 million in the prior year period. The decrease is primarily due to a lower compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 46% for the nine months ended September 30, 2019, compared with 48% in the prior year period.

Reinsurance Claims, Commissions and Amortization of Deferred Acquisition Costs
Reinsurance related expenses decreased $2.3 million to $25.1 million for the nine months ended September 30, 2019 compared with $27.4 million in the prior year period. This decrease is due to better claims experience on existing policies during the first three quarters of 2019 compared to the same period in 2018.
Operating, General, Administrative and Other Expenses
Operating, general, administrative and other expenses increased $29.1 million to $250.9 million for the nine months ended September 30, 2019 compared with $221.8 million in the prior year period. The increase is primarily related to increased professional fees and client servicing and business development costs.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $5.4 million to $15.0 million for the nine months ended September 30, 2019 compared with $9.6 million in the prior year period. The increase in amortization expense primarily related to intangibles acquired through the Quarton acquisition in January of 2019.
Goodwill impairment
In conjunction with the Company’s change in segments, during the second quarter of 2019, the Company restructured its historical investment management reporting unit between the Op Co’s CIM division reporting unit and the Asset Co reporting unit. Based on the change in segments and restructuring of reporting units, the Company determined that it was necessary to perform a quantitative impairment test. The Company estimated the fair value of its reporting units immediately before and after the change in segments and restructuring of reporting units using the income and market approach which involves estimates of future cash flows, discount rates, economic forecast and other assumptions which are then used in the market approach (earnings and / or transactions multiples) and / or income approach (discounted cash flow method). During the second quarter of 2019, based on the results of the impairment analysis performed, the Company recognized a goodwill impairment in the amount of $4.1 million within the Asset Co reporting unit.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $1.0 million to $6.2 million for the nine months ended September 30, 2019 compared with $7.3 million in the prior year period. The decrease is due to decreased interest and dividends expense in the Consolidated Funds.
Other Income (Loss)
Other income (loss) decreased $40.0 million to $83.0 million for the nine months ended September 30, 2019 compared with $123.0 million in the prior year period. The decrease primarily relates to a decrease in performance in the Company's own invested capital. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Income Taxes
Income tax expense decreased $6.4 million to $9.6 million for the nine months ended September 30, 2019 compared with an income tax expense of $16.0 million in the prior year period. This change is primarily attributable to the change in the Company’s income before income taxes for the respective periods.
Net Income (Loss) Attributable to Non-controlling Interests
Net income (loss) attributable to non-controlling interests decreased $30.6 million to $7.2 million for the nine months ended September 30, 2019 compared with $37.8 million in the prior year period. The decrease was primarily the result of a decrease in income earned by the Consolidated Funds in the current year period. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
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

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

	(unaudited)
	Three Months Ended September 30,						Total Period-to-Period
	2019			2018
	Operating Company	Asset Company	Total	Operating Company	Asset Company	Total	$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$70,022	$—	$70,022	$77,510	$—	$77,510	$(7,488)	(10)%
Brokerage	105,860	—	105,860	101,672	—	101,672	4,188	4%
Management fees	10,321	586	10,907	10,840	1,546	12,386	(1,479)	(12)%
Incentive income (loss)	15,384	(1,007)	14,377	1,859	5,051	6,910	7,467	108%
Investment income (loss)	15,231	822	16,053	25,779	1,893	27,672	(11,619)	(42)%
Other income (loss)	(132)	6	(126)	4	79	83	(209)	(252)%
Total economic income revenues	216,686	407	217,093	217,664	8,569	226,233	(9,140)	(4)%
Interest expense	5,758	1,389	7,147	4,878	1,541	6,419	728	11%
Total net revenues	$210,928	$(982)	$209,946	$212,786	$7,028	$219,814	$(9,868)	(4)%
Economic Income (Loss)
Total Economic Operating Income (Loss) (which is Economic Income (Loss) before depreciation and amortization) was $10.6 million for the three months ended September 30, 2019, a decrease of $13.3 million compared to Economic Operating Income (Loss) of $23.9 million in the prior year period. Total Economic Income (Loss) was $5.5 million for the three months ended September 30, 2019, a decrease of $15.5 million compared to Economic Income (Loss) which was $21.0 million in the prior year period.
Total Economic Income (Loss) revenues were $217.1 million for the three months ended September 30, 2019, a decrease of $9.1 million compared to Economic Income (Loss) revenues of $226.2 million in the prior year period. This was primarily related to a decrease in investment income offset partially by an increase in incentive income.
Operating Company Segment Revenues
The Op Co segment Economic Income (Loss) revenues were $216.7 million for the three months ended September 30, 2019, a decrease of $1.0 million compared with Economic Income (Loss) revenues of $217.7 million in the prior year period.
Investment Banking.    Investment banking revenues decreased $7.5 million to $70.0 million for the three months ended September 30, 2019 compared with $77.5 million in the prior year period. During the three months ended September 30, 2019, the Company completed 25 underwriting transactions, 13 strategic advisory transactions and five debt capital markets transactions. During the three months ended September 30, 2019, the Company completed 29 underwriting transactions, six strategic advisory transactions, and two debt capital markets transactions. The average underwriting fee per transaction was 1.9% lower for the three months ended September 30, 2019 as compared to the prior year period.
Brokerage.    Brokerage revenues increased $4.2 million to $105.9 million for the three months ended September 30, 2019, compared with $101.7 million in the prior year period. This was attributable to an increase in institutional services and cross asset revenues partially offset by decreases in commission management revenue.   Customer trading volumes across the industry (according to Bloomberg) increased 3% for the three months ended September 30, 2019 compared to the prior year period
Management Fees.    Management fees for the segment decreased $0.5 million to $10.3 million for the three months ended September 30, 2019 compared with $10.8 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from the activist business.
Incentive Income (Loss).    Incentive income for the segment increased $13.5 million to $15.4 million for the three months ended September 30, 2019 compared with $1.9 million in the prior year period. This increase was related to an increase in performance fees from the healthcare investments business.
Investment Income (Loss).    Investment income for the segment decreased $10.6 million to $15.2 million for the three months ended September 30, 2019, compared with $25.8 million in the prior year period. The decrease primarily relates to a decrease in performance of the Company's own invested capital.

Other Income (Loss).    Other income (loss) for the segment decreased $0.2 million to $(0.1) million for the three months ended September 30, 2019, compared with income of $0.1 million in the prior year period.
Asset Company Segment Revenues
The Asset Co segment Economic Income (Loss) revenues were $0.4 million for the three months ended September 30, 2019, a decrease of $8.2 million compared to Economic Income (Loss) revenues of $8.6 million in the prior year period.
Management Fees.    Management fees for the segment decreased $0.9 million to $0.6 million for the three months ended September 30, 2019 compared with $1.5 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from the real estate business.
Incentive Income (Loss).    Incentive income for the segment decreased $6.1 million to a loss of $1.0 million for the three months ended September 30, 2019 compared with $5.1 million in the prior year period. This decrease was related to a decrease in performance fees from the multi-strategy business and the real estate business.
Investment Income (Loss).    Investment income for the segment decreased $1.1 million to $0.8 million for the three months ended September 30, 2019 compared with $1.9 million in the prior year period. The decrease primarily relates to a decrease in performance of the Company's own invested capital.
Interest expense
Interest expense increased $0.7 million to $7.1 million for the three months ended September 30, 2019 compared with $6.4 million in the prior year period. Interest expense primarily relates to debt issued. The increase is primarily related to new debt issued in May of 2019.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $5.9 million to $202.0 million for the three months ended September 30, 2019, compared with $196.2 million in the prior year period.
Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, decreased $5.3 million to $122.6 million for the three months ended September 30, 2019 compared with $127.9 million in the prior year period. The decrease is due to the compensation to revenue ratio which was 56% for the three months ended September 30, 2019 compared with 57% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $2.4 million to $37.1 million for the three months ended September 30, 2019 compared with $34.7 million in the prior year period. The increase is primarily related to increased professional, advisory and other fees and increased service fees offset partially by lower expenses from equity investments.
The following table shows the components of the non-compensation expenses—fixed, for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Period-to-Period
	2019	2018	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$7,494	$7,889	$(395)	(5)%
Professional, advisory and other fees	7,749	5,680	2,069	36%
Occupancy and equipment	9,427	9,715	(288)	(3)%
Service fees	5,926	4,864	1,062	22%
Expenses from equity investments	1,951	2,669	(718)	(27)%
Reimbursement from affiliates	(257)	(417)	160	(38)%
Other	4,793	4,253	540	13%
Total	$37,083	$34,653	$2,430	7%
Depreciation and amortization expenses.  Depreciation and amortization expenses increased $2.2 million to $5.1 million for the three months ended September 30, 2019 compared with $2.9 million in the prior year period. The increase in amortization expense primarily related to intangibles acquired through the Quarton acquisition in January of 2019.
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $6.5 million to $37.3 million for the three months ended September 30, 2019 compared with

$30.7 million in the prior year period. The increase is primarily related to an increase in marketing and business development and brokerage and trade execution costs.
The following table shows the components of the non-compensation expenses—variable, for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Period-to-Period
	2019	2018	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Brokerage and trade execution costs	$25,570	$22,788	$2,782	12%
Healthcare Royalty Partners syndication costs	—	132	(132)	NM
Expenses related to Luxembourg reinsurance companies	760	983	(223)	(23)%
Marketing and business development	9,051	6,377	2,674	42%
Other	1,874	452	1,422	315%
Total	$37,255	$30,732	$6,523	21%
Non-Controlling Interest
Income (loss) attributable to non-controlling interests decreased by $0.2 million to $0.7 million for the three months ended September 30, 2019 compared with $0.9 million in the prior year period. Non-controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

	(unaudited)
	Nine Months Ended September 30,						Total Period-to-Period
	2019			2018
	Operating Company	Asset Company	Total	Operating Company	Asset Company	Total	$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$257,234	$—	$257,234	$251,476	$—	$251,476	$5,758	2%
Brokerage	331,689	—	331,689	328,929	—	328,929	2,760	1%
Management fees	30,016	1,788	31,804	33,057	4,941	37,998	(6,194)	(16)%
Incentive income (loss)	34,654	699	35,353	17,219	4,251	21,470	13,883	65%
Investment income (loss)	28,233	5,289	33,522	62,488	(561)	61,927	(28,405)	(46)%
Other income (loss)	5,295	56	5,351	(143)	393	250	5,101	NM
Total economic income revenues	687,121	7,832	694,953	693,026	9,024	702,050	(7,097)	(1)%
Interest expense	16,371	4,046	20,417	12,539	3,961	16,500	3,917	24%
Total net revenues	$670,750	$3,786	$674,536	$680,487	$5,063	$685,550	$(11,014)	(2)%
Economic Income (Loss)
Total Economic Operating Income (Loss) (which is Economic Income (Loss) before depreciation and amortization) was $51.3 million for the nine months ended September 30, 2019, a decrease of $20.9 million compared to Economic Operating Income (Loss) of $72.2 million in the prior year period. Total Economic Income (Loss) was $36.3 million for the nine months ended September 30, 2019, a decrease of $27.1 million compared to Economic Income (Loss) of $63.4 million in the prior year period.
Total Economic Income (Loss) revenues were $695.0 million for the nine months ended September 30, 2019, a decrease of $7.1 million compared to Economic Income (Loss) revenues of $702.1 million in the prior year period. This was primarily related to a decrease in investment income partially offset by an increase in incentive income.
Operating Company Segment Revenues
The Op Co segment Economic Income (Loss) revenues were $687.1 million for the nine months ended September 30, 2019, a decrease of $5.9 million compared to Economic Income (Loss) revenues of $693.0 million in the prior year period.

Investment Banking.    Investment banking revenues increased $5.7 million to $257.2 million for the nine months ended September 30, 2019 compared with $251.5 million in the prior year period. During the nine months ended September 30, 2019, the Company completed 96 capital markets transactions, 32 strategic advisory transactions and 10 debt capital markets transactions. During the nine months ended September 30, 2018, the Company completed 95 underwriting transactions, 21 strategic advisory transactions and four debt capital markets transactions. The implied average underwriting fee per transaction was 5.2% lower for the nine months ended September 30, 2019 as compared to the prior year period.
Brokerage.    Brokerage revenues increased $2.8 million to $331.7 million for the nine months ended September 30, 2019, compared with $328.9 million in the prior year period. This was attributable to an increase in institutional services and cross asset revenues partially offset by decreases in commission management revenue and non-US commissions.  Customer trading volumes across the industry (according to Bloomberg) increased 3% for the nine months ended September 30, 2019 compared to the prior year period.
Management Fees.    Management fees for the segment decreased $3.1 million to $30.0 million for the nine months ended September 30, 2019 compared with $33.1 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from our activist business.
Incentive Income (Loss).    Incentive income for the segment increased $17.5 million to $34.7 million for the nine months ended September 30, 2019 compared with $17.2 million in the prior year period. This increase was related to an increase in performance fees from the healthcare investments business.
Investment Income (Loss).    Investment income for the segment decreased $34.3 million to $28.2 million for the nine months ended September 30, 2019 compared with $62.5 million in the prior year period. The decrease primarily relates to a decrease in performance of the Company's own invested capital.
Other Income (Loss).    Other income (loss) for the segment increased $5.4 million to $5.3 million for the nine months ended September 30, 2019 compared with a loss of $0.1 million in the prior year period. The increase is due to higher premiums and lower claims and claims related reserves from our reinsurance business through Q3 2019 compared to the same period in 2018.
Asset Company Segment Revenues
The Asset Company segment Economic Income (Loss) revenues were $7.8 million for the nine months ended September 30, 2019, a decrease of $1.2 million compared with Economic Income (Loss) revenues of $9.0 million in the prior year.
Management Fees.    Management fees for the segment decreased $3.1 million to $1.8 million for the nine months ended September 30, 2019 compared with $4.9 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from the real estate business.
Incentive Income (Loss).    Incentive income for the segment decreased $3.6 million to $0.7 million for the nine months ended September 30, 2019 compared with income of $4.3 million in the prior year period. This decrease was related to an decrease in performance fees from the real estate business only partially offset by an increase in performance fees from the multi-strategy business.
Investment Income (Loss).    Investment income for the segment increased $5.9 million to $5.3 million for the nine months ended September 30, 2019, compared with a loss of $0.6 million in the prior year period. The increase primarily relates to an increase in performance of the Company's own invested capital.
Other Income (Loss).    Other income (loss) for the segment decreased $0.3 million to $0.1 million for the nine months ended September 30, 2019, compared with $0.4 million in the prior year period.
Interest expense
Interest expense increased $3.9 million to $20.4 million for the nine months ended September 30, 2019 compared with $16.5 million in the prior year period. Interest expense primarily relates to debt issued. The increase is primarily related to new debt issued in June of 2018 and May of 2019.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $16.6 million to $630.2 million for the nine months ended September 30, 2019, compared with $613.6 million in the prior year period.
Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, decreased $4.3 million to $391.0 million for the nine months ended September 30, 2019 compared with $395.4 million in the prior year period. The decrease is due to a slightly lower compensation to revenue ratio which was 56% for the nine months ended September 30, 2019 compared with 56% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $7.1 million to $110.4 million for the nine months ended September 30, 2019 compared with $103.3 million in the prior year period. The increase is primarily related to increased professional, advisory and other fees offset partially by lower expenses from equity investments.
The following table shows the components of the non-compensation expenses—fixed, for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,		Period-to-Period
	2019	2018	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$22,888	$22,542	$346	2%
Professional, advisory and other fees	21,934	16,712	5,222	31%
Occupancy and equipment	29,118	29,119	(1)	—%
Service fees	17,234	14,839	2,395	16%
Expenses from equity investments	5,571	8,327	(2,756)	(33)%
Reimbursement from affiliates	(856)	(1,265)	409	(32)%
Other	14,485	13,072	1,413	11%
Total	$110,374	$103,346	$7,028	7%
Depreciation and amortization expenses.  Depreciation and amortization expenses increased to $15.0 million for the nine months ended September 30, 2019 compared with $8.9 million in the prior year period. The increase in amortization expense primarily related to intangibles acquired through the Quarton acquisition in January of 2019.
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $7.9 million to $113.9 million for the nine months ended September 30, 2019 compared with $106.0 million in the prior year period. The increase is related to increased marketing and business development costs offset partially by lower brokerage and trade execution costs.
The following table shows the components of the non-compensation expenses—variable, for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,		Period-to-Period
	2019	2018	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Brokerage and trade execution costs	$77,862	$79,724	$(1,862)	(2)%
HealthCare Royalty Partners syndication costs	264	396	(132)	(33)%
Expenses related to Luxembourg companies	2,258	2,677	(419)	(16)%
Marketing and business development	30,073	21,824	8,249	38%
Other	3,398	1,336	2,062	154%
Total	$113,855	$105,957	$7,898	7%
Non-Controlling Interests
Net income (loss) attributable to non-controlling interests decreased by $0.6 to $2.9 million for the nine months ended September 30, 2019 compared with $3.5 million in the prior year period. Non-controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of September 30, 2019, we had cash and cash equivalents of $261.0 million and net liquid investment assets of $551.2 million, which includes cash and cash equivalents and short-term investments held by foreign subsidiaries as of September 30, 2019 of $21.2 million. The Company continues to permanently reinvest the capital and accumulated earnings of its subsidiaries in the United Kingdom, Germany, Switzerland, Canada, South Africa and Hong Kong.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year by March 15th.
As a clearing member firm providing services to certain of our brokerage customers, we are subject to cash deposit requirements with clearing organizations, brokers and banks that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At September 30, 2019, we had security deposits totaling $91.5 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures.
Unfunded commitments
The following table summarizes unfunded commitments as of September 30, 2019:

Entity	Unfunded Commitments	Commitment term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	5,867	2 years
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.)	98	5 years
Lagunita Biosciences, LLC	500	4 years
Eclipse Fund II, L.P.	225	6 years
Eclipse Continuity Fund I, L.P.	175	7 years
Cowen Healthcare Investments II LP	6,891	2 years
Cowen Healthcare Investments III LP	10,000	7 years
Cowen Sustainable Investments I LP	25,000	10 years
(a) The Company is a limited partner of the HealthCare Royalty Partners funds (which are managed by Healthcare Royalty Management) and is a member of HealthCare Royalty Partners General Partners. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners.
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
Cowen Prime is also subject to Commodity Futures Trading Commission Regulation 1.17 (“Regulation 1.17”). Regulation 1.17 requires net capital equal to or in excess of $45,000 or the amount of net capital required by SEC Rule 15c3-1, whichever is greater. Cowen Execution is also subject to Options Clearing Corporation ("OCC") Rule 302. OCC Rule 302 requires maintenance of net capital equal to the greater of $2,000,000 or 2% of aggregate debit items. At September 30, 2019, Cowen Execution had $103.5 million of net capital in excess of this minimum requirement.

Cowen International Ltd and Cowen Execution Ltd are subject to the capital requirements of the FCA, as defined, must exceed the minimum capital requirement set forth by the FCA. Effective June 1, 2018, the FCA approved Ramius UK’s application to cancel all of its FCA authorization permissions. Accordingly, Ramius UK is no longer an FCA regulated and authorized firm. Ramius UK sought the cancellation. In April 2019, Cowen Execution Ltd was formally approved to trade in a principal capacity.
Cowen and Company (Asia) Limited (“Cowen Asia”), a previously established entity, was re-registered with regulatory approval on May 17, 2019. Cowen Asia is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources must exceed the Total Financial Resources requirement of the SFC.
As of September 30, 2019, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA requirement and excess as follows:

Subsidiary	Net Capital	Net Capital Requirement	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$88,162	$1,000	$87,162
Cowen Execution	$104,559	$1,069	$103,490
ATM Execution	$5,538	$250	$5,288
Cowen Prime	$17,449	$250	$17,199
Westminster	$24,048	$250	$23,798
Cowen International Ltd	$14,475	$9,925	$4,550
Cowen Execution Ltd	$4,957	$2,043	$2,914
Cowen Asia	$1,088	$383	$705
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
In accordance with the requirements of SEC Rule 15c3-3, Cowen Execution may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of September 30, 2019, Cowen Execution had segregated approximately $17.0 million of cash, while its required deposit was $6.3 million.
As a clearing broker-dealer, Cowen Execution is required to compute a reserve requirement for proprietary accounts of broker-dealers (“PAB accounts”), as defined in SEC Rule 15c3-3. Cowen Execution conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEC Rule 15c3-3. This allows each correspondent firm that uses Cowen Execution as its clearing broker-dealer to classify its PAB account assets held at Cowen Execution as allowable assets in the correspondent's net capital calculation. At September 30, 2019, Cowen Execution had $26.9 million of cash on deposit in PAB Reserve Bank Accounts, which was more than its required deposit of $20.3 million.
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
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of September 30, 2019. RCG Insurance Company’s capital and surplus as of September 30, 2019 totaled approximately $32.9 million.

Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash used in operating activities of $156.7 million for the nine months ended September 30, 2019 was primarily related to the (i) purchases of securities owned, at fair value in consolidated funds offset partially by proceeds from sales of securities owned, at fair value in consolidated funds, (ii) purchases of securities owned, at fair value offset partially by proceeds from sales of securities owned, at fair value, (iii) proceeds from the sale of short investments offset by payments to cover short investments, and (iv)stock borrow offset by stock loan. Net cash provided by operating activities of $295.6 million for the nine months ended September 30, 2018 was primarily related to the proceeds from sales of securities owned, at fair value offset by the purchases of securities owned, at fair value.
Investing Activities.    Net cash used in investing activities of $54.2 million for the nine months ended September 30, 2019 was primarily related to the purchase of Quarton and other investments. Net cash used in investing activities of $10.9 million for the nine months ended September 30, 2018 was primarily related to purchases of other investments partially offset by proceeds from sales of other investments.
Financing Activities.    Net cash provided by financing activities for the nine months ended September 30, 2019 of $177.2 million was primarily related to capital contributions by non-controlling interests in Consolidating Funds. Net cash provided by financing activities for the nine months ended September 30, 2018 of $185.6 million was primarily related to borrowings on notes and other debt partially offset by repayments on notes and other debt.
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
The Company used the net proceeds, together with cash on hand, from the offering for general corporate purposes, including the repurchase or repayment of $115.1 million of the Company’s outstanding 3.0% cash convertible senior notes due March 2019 (the "March 2019 Convertible Notes") and the repurchase of approximately $19.5 million of the Company’s shares of its Class A common stock, which were consummated substantially concurrently with the closing of the offering. As of September 30, 2019, the outstanding principal amount of the December 2022 Convertible Notes was $135.0 million. On June 26, 2018, the Company received shareholder approval for the Company to settle the December 2022 Convertible Notes entirely in Class A common stock. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity.
The Company recorded interest expense of $1.0 million and $1.0 million for the three months ended September 30, 2019 and 2018, and $3.0 million and $3.0 million for the nine months ended September 30, 2019 and 2018, respectively. The Company recognized the embedded cash conversion option at issuance date fair value, which also represents the initial unamortized discount on the December 2022 Convertible Notes of $23.4 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $1.1 million and $1.0 million for the three months ended September 30, 2019 and 2018, and $3.2 million and $3.0 million for the nine months ended September 30, 2019 and 2018, respectively, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2022 Convertible Notes.

March 2019 Convertible Notes
On March 10, 2014, the Company issued $149.5 million of 3.0% cash convertible senior notes (the "March 2019 Convertible Notes"). The March 2019 Convertible Notes matured on March 15, 2019 and were fully repaid by the Company. The Company recorded interest expense of $0.2 million for the three months ended September 30, 2018, and $0.1 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations was $0.3 million for the three months ended September 30, 2018, and $0.3 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively, based on an effective interest rate of 8.89%.
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company subsequently issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, and is shown net in notes payable in the accompanying condensed consolidated statement of financial condition.   To date the May 2024 Notes have maintained their initial private rating, and the interest rate has remained unchanged. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $0.9 million for the three months ended September 30, 2019, and $1.5 million for the nine months ended September 30, 2019. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in September 2019, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the “June 2033 Notes”) and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $1.9 million and $1.9 million for the three months ended September 30, 2019 and 2018, and $5.8 million and $2.3 million for the nine months ended September 30, 2019 and 2018, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the “December 2027 Notes”) and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million and $2.5 million for the three months ended September 30, 2019 and 2018, and $7.6 million and $7.6 million for the nine months ended September 30, 2019 and 2018, respectively. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
Term Loan
On June 30, 2017, the Company borrowed $28.2 million to fund general corporate purposes. This term loan has an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire principal amount due (as amended) on June 26, 2020. In July 2019, the Company borrowed an additional $4.0 million to fund general corporate purposes. The loan is secured by the value of the Company's limited partnership interests in two affiliated investment funds. The Company has provided a guarantee for this loan. The Company recorded interest expense of $0.5 million and $0.4 million for the three months ended September 30, 2019 and 2018, and $1.4 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively.
Other Notes Payable
During January 2019, the Company borrowed $2.2 million to fund insurance premium payments. This note had an effective interest rate of 2.51% and was due on December 31, 2019, with monthly payment requirements of $0.2 million. As of September 30, 2019, the outstanding balance on this note was $0.4 million. Interest expense for the three and nine months ended September 30, 2019 was insignificant.

Finance Lease Obligations
The Company has entered into various finance leases for computer equipment. The Company's finance lease right-of-use asset amounted to $6.0 million and is recorded in fixed assets in the accompanying condensed consolidated statements of financial condition. These finance lease obligations are included in notes payable and other debt in the accompanying condensed consolidated statements of financial condition, and have a weighted average lease term of 3.4 years and weighted average interest rate of 4.93% as of September 30, 2019.
As of September 30, 2019 and December 31, 2018, the remaining balance on these finance leases was $4.1 million and $5.0 million, respectively.
For the three months ended September 30, 2019, quantitative information regarding the Company's finance lease obligations reflected in the accompanying condensed consolidated statement of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Lease Cost
Finance Lease Cost:
Amortization of finance lease right-of-use assets	$299	$409	$966	$1,124
Interest on lease liabilities	54	64	172	167
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases			172	167
Financing cash flows from finance leases			$951	$1,630
Letters of Credit
As of September 30, 2019, the Company has the following seven irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged collateral for reinsurance agreements which amounted to $13.9 million, as of September 30, 2019, and $1.0 million, as of December 31, 2018, which is released annually between March 2020 and March 2023 based on the policy periods covered by the reinsurance agreements.

Location	Amount	Maturity
	(dollars in thousands)
Boston	$392	March 2020
New York	$358	April 2020
New York	$71	October 2019
New York	$398	October 2019
New York	$1,125	October 2019
New York	$1,623	November 2019
San Francisco	$713	October 2025
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2019 and 2018, there were no amounts due related to these letters of credit.

Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of September 30, 2019:

	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment, Service and Facility Leases
Real Estate and Other Facility Rental	$116,889	$4,530	$48,399	$38,002	$25,958
Service Payments	46,259	6,691	23,693	9,544	6,331
Operating Equipment Leases	696	94	541	61	—
Total	163,844	11,315	72,633	47,607	32,289
Debt
Convertible Debt	149,175	2,025	8,100	139,050	—
Notes Payable	534,518	7,301	47,096	47,096	433,025
Finance Lease Obligation	4,442	231	2,712	1,499	—
Term Loan	33,615	489	33,126	—	—
Other Notes Payable	405	405	—	—	—
Total	$722,155	$10,451	$91,034	$187,645	$433,025
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
The clawback obligations for the real estate fund were $6.5 million at September 30, 2019 and December 31, 2018 (see Note 6 and 17 to the Company's condensed consolidated financial statements).
Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of September 30, 2019, are as follows:

	Convertible Debt	Notes Payable	Term Loan	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2019	$2,025	$7,301	$489	$405	$231
2020	4,050	23,548	33,126	—	1,356
2021	4,050	23,548	—	—	1,356
2022	139,050	23,548	—	—	1,125
2023	—	23,548	—	—	374
Thereafter	—	433,025	—	—	—
Subtotal	149,175	534,518	33,615	405	4,442
Less (a)	(31,706)	(227,873)	(1,435)	(10)	(376)
Total	$117,469	$306,645	$32,180	$395	$4,066

(a)
Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the convertible debt.

Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of September 30, 2019. However, through indemnification provisions in our clearing agreements, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreements, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.

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
In accordance with these standards, the Company consolidates five investment funds for which it acts as the general partner and investment manager. As of September 30, 2019, the Company consolidated the following investment funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), Ramius Merger Arbitrage UCITS Fund ("UCITS Fund"), and Cowen Sustainable Investments I LP ("CSI I LP") (each a "Consolidated Fund" and collectively the "Consolidated Funds").
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
Other investments—Other investments consist primarily of investment funds, real estate investments, carried interest and equity method investments, which are valued as follows:

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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. See Note 17 "Commitments and Contingencies" in our accompanying condensed consolidated financial statements for the quarter ended September 30, 2019 for further discussion.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 2 "Recent pronouncements" in our accompanying condensed consolidated financial statements for the quarter ended September 30, 2019.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the nine months ended September 30, 2019, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. For a more detailed discussion concerning our market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of September 30, 2019.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the nine months ended September 30, 2019.
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
The following information reflects developments with respect to the Company’s legal proceedings that occurred during the quarter ended September 30, 2019.
On December 27, 2013, Landol Fletcher filed a putative class action lawsuit against Convergex Holdings, LLC, Convergex Group, LLC, Cowen Execution, Convergex Global Markets Limited and G-Trade Services LLC (collectively, “Convergex”) in the United States District Court for the Southern District of New York (Landol Fletcher and all others similarly situated v. Convergex Group LLC, Cowen Execution, Convergex Global Markets Ltd., Convergex Holdings LLC, G-Trade Services LLC, & Does 1-10, No. 1:13-CV-09150-LLS). The suit alleges breaches of fiduciary duty and prohibited transactions under ERISA and seeks to maintain a class action on behalf of all ERISA plan participants, beneficiaries and named fiduciaries whose plans were impacted by net trading by Convergex Global Markets Limited from October 2006 to December 2011. On April 11, 2014, Landol Fletcher and Frederick P. Potter Jr., filed an amended complaint raising materially similar allegations. This matter was assumed by the Company as a result of the Company’s previously announced acquisition of Convergex Group, which was completed on June 1, 2017. On February 17, 2016, the District Court granted Convergex’s motion to dismiss the amended complaint. Plaintiffs filed an appeal to the Second Circuit, and the AARP and Department of Labor filed amicus briefs on plaintiffs' behalf. The appeal was argued on December 12, 2016. On February 10, 2017, the Second Circuit Court of Appeals (1) reversed the District Court, finding that plaintiff has constitutional standing in a “representative” capacity to sue for damages to the ERISA defined benefit plan in which he is a participant, and (2) remanded to the District Court to reconsider, in light of the Circuit Court’s decision, the issue whether plaintiff has standing to pursue claims on behalf of ERISA plans in which plaintiff is not a participant. Convergex filed a petition for rehearing, and the Court of Appeals denied the petition. On June 30, 2017, the Company filed a notice of motion and memorandum of law in support of a motion to stay the proceedings in the District Court pending resolution of its petition for writ of certiorari, which the Company intended to file with the U.S. Supreme Court. On August 16, 2017, the District Court granted the Company’s motion to stay the proceedings in the District Court pending resolution of the Company’s petition for writ of certiorari. On September 1, 2017, the Company filed a petition with the United States Supreme Court for a writ of certiorari requesting review of the decision of the Court of Appeals. On January 8, 2018, the U.S. Supreme Court denied the Company’s petition for a writ of certiorari. The previously granted stay of the proceedings in the District Court was lifted, and the case proceeded in the District Court. Status conferences were held on April 6, 2018, October 12, 2018, and December 4, 2018. On March 15, 2019, the Company filed a motion to dismiss the plaintiff’s amended complaint. The District Court granted the Company’s motion on July 2, 2019. The plaintiffs did not appeal the District Court’s decision. Accordingly, the plaintiff’s complaint has been dismissed and the case has been resolved.

Item 1A.    Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
As of September 30, 2019, the Company's Board of Directors has a share repurchase program that authorizes the Company to purchase up to $198.3 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. The specific timing and amount of repurchases will vary depending on various factors, including, among others, market conditions and competing needs for the use of our capital.  We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1. During the three months ended September 30, 2019, the Company repurchased 663,166 shares, at an average price of $15.69 per share, of Cowen Class A common stock through the share repurchase program.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended September 30, 2019. Board approval of repurchases is based on dollar amount. As a result, the Company cannot estimate the number of shares that may yet be purchased.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month 1 (July 1, 2019 – July 31, 2019)
Common stock repurchases(1)	—	$—	—	$17,643,131
Employee transactions(2)	7,643	16.46	—	—
Other (3)	—	—	—	—
Total	7,643	$16.46	—

Month 2 (August 1, 2019 – August 31, 2019)
Common stock repurchases(1)	378,364	$15.73	378,364	$11,691,185
Employee transactions(2)	—	—	—	—
Other (3)	2,849	16.19	—	—
Total	381,213	$15.73	—

Month 3 (September 1, 2019 – September 30, 2019)
Common stock repurchases(1)	284,802	$15.64	284,802	$7,237,804
Employee transactions(2)	124,705	15.62	—	—
Other (3)	—	—	—	—
Total	409,507	$15.63	284,802

Total (July 1, 2019 – September 30, 2019)
Common stock repurchases(1)	663,166	$15.69	663,166	$7,237,804
Employee transactions(2)	132,348	15.67	—	—
Other (3)	2,849	16.19	—	—
Total	798,363	$15.69	663,166

(1)	The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $198.3 million of the Company's outstanding Class A common stock.

(2)	Represents shares of the Company's Class A common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards or other similar transactions.

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

COWEN INC.
		By:	/s/ JEFFREY M. SOLOMON
		Name:	Jeffrey M. Solomon
		Title:	Chief Executive Officer

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	November 12, 2019	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)