Form 10-K
period 2019-12-31
COWEN INC.
filed 2020-03-04
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:	December 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:	001-34516
Cowen Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-0423711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of Class A common stock held by non-affiliates of the registrant on June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the Class A common stock on the NASDAQ Global Market on that date was $488,181,217.
As of March 3, 2020 there were 28,656,136 shares of the registrant's Class A common stock outstanding.
Documents incorporated by reference:
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2020 Annual Meeting of Stockholders.

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
Item 1.    Business
Overview
Cowen Inc., a Delaware corporation formed in 2009, is a diversified financial services firm that, together with its consolidated subsidiaries (collectively, "Cowen" or the "Company"), provides investment banking, research, sales and trading, prime brokerage, global clearing and commission management services and investment management through its two business segments: the Operating Company ("Op Co") and the Asset Company ("Asset Co").
Operating Company
The Op Co segment consists of four divisions: the Cowen Investment Management ("CIM") division, the Investment Banking division, the Markets division and the Research division. The Company refers to the Investment Banking division, the Markets division and the Research division collectively as its investment banking businesses. Op Co's CIM division includes advisers to investment funds (including private equity structures and privately placed hedge funds), and registered funds. Op Co's investment banking businesses offer industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research, sales and trading platforms for institutional investors, global clearing and commission management services and also a comprehensive suite of prime brokerage services.
The CIM division is the Company's investment management business, which operates primarily under the Cowen Investment Management name. CIM offers innovative investment products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been registered with the United States ("U.S.") Securities and Exchange Commission (the "SEC") as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act") since 1997. The Company's investment management business offers investors access to a number of strategies to meet their specific needs including private healthcare investing, private sustainable investing, healthcare royalties, activism and merger arbitrage. A portion of the Company’s capital is invested alongside the Company's investment management clients. The Company has also invested some of its capital in its reinsurance businesses.
Op Co's investment banking businesses include investment banking, research, sales and trading, prime brokerage, global clearing and commission management services provided primarily to companies and institutional investor clients. Sectors covered by Op Co's investment banking business include healthcare, technology, media and telecommunications, consumer, industrials, information and technology services, and energy. We provide research and brokerage services to over 6,000 domestic and international clients seeking to trade securities and other financial instruments, principally in our sectors. The investment banking businesses also offer a full-service suite of introduced prime brokerage services targeting emerging private fund managers. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies. From time to time, the Company invests in private capital raising transactions of its investment banking clients.
Asset Company
The Asset Co segment consists of the Company's private investments, private real estate investments and other legacy investment strategies. The focus of Asset Co is to drive future monetization of the invested capital of the segment.
Change in Segments
The Company continually monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments. Because of the change in the Chief Operating Decision Maker ("CODM") of the Company at the end of 2017, the Company experienced a strategic shift to refocus the Company's businesses on a set of differentiated products which are aligned to the content and insight within the Company's domain of expertise.
During the second quarter of 2019, the Company realigned the business and reportable segment information that the CODM regularly reviews to evaluate performance for operating decision-making purposes, including evaluation and allocation of resources.  As a result, the Company changed its segment reporting structure based on the Company's domain expertise as a driver of balance sheet harmonization and repeatable revenues for its operating business versus the Company's long-term monetization strategies.

As a result of the change in segments during the second quarter of 2019, the Company has the following business segments:
•The Op Co segment consists of four divisions: Investment Banking, Markets, Research and Cowen Investment Management. Each of Op Co's four divisions leverage the Research division’s core domain expertise to drive harmonized repeatable revenue for the segment.
◦The Investment Banking division includes public and private capital raising transactions and providing strategic advisory services.
◦The Markets division includes trading equity, equity-linked and fixed income securities on behalf of institutional investors as well as a full-service suite of prime brokerage services, cross-asset trading, securities finance, global execution, clearing and commission management businesses.
◦The Research division provides thought leadership and domain expertise. The research content that is created helps to facilitate brokerage revenue in the Markets division, provides research coverage for clients of the Investment Banking division and facilitate investor relationships and investing within CIM's innovative investment products and solutions.
◦The CIM division offers innovative investment products and solutions across the liquidity spectrum to institutional and private clients. CIM offers investors access to a number of strategies to meet their specific needs including merger arbitrage, activism, healthcare royalties, private healthcare investing and private sustainable investing many of which leverage the content and domain expertise that are aligned with the Company's core areas of expertise, which the Company refers to as Cowen DNA.
•The Asset Co segment consists of certain of the Company's private investments, private real estate investments and other legacy investment strategies.
Principal Business Lines
Investment Banking
Our investment banking department provides strategic advisory and capital raising services to U.S. and international public and private companies in our sectors. Our strategic advisory services include, among other things, acquisitions, divestitures, fairness opinions, spin-offs, and partnerships. Our capital markets group consists of two groups: (i) equity capital markets (including convertible securities), which focuses on raising equity capital in the public markets, and (ii) private capital solutions, which focuses on providing alternative sources of capital and balance sheet solutions, including private equity, family offices, alternative lenders and liability management. A significant amount of our investment banking revenue has been earned from high-growth small and mid-capitalization companies. From time to time, the Company invests in private capital raising transactions of its clients.
Brokerage
Our team of brokerage professionals serves institutional investor clients in the U.S. and internationally. We trade common stocks, listed options, equity-linked securities and other financial instruments on behalf of our clients and offer a full-service suite of introduced prime brokerage services targeting emerging private fund managers. We provide our clients with an electronic execution suite. We provide global, multi-asset class algorithmic execution trading models to both buy side and sell side clients and also offer execution capabilities relating to these trading models through ATM Execution LLC ("ATM Execution"). We also provide our clients with commentary on political, economic and market conditions. We have relationships with over 6,000 institutional investor clients. Our brokerage team is comprised of experienced professionals dedicated to our sectors, which allows us to develop a level of knowledge and focus that we believe differentiates our brokerage capabilities from those of many of our competitors. We tailor our account coverage to the unique needs of our clients. We believe that our sector traders are able to provide superior execution because of their knowledge of the interests of our institutional investor clients in specific companies in our sectors.
In connection with the brokerage services we provide, our sales professionals also provide our institutional investor clients with corporate access to our investment banking clients outside the context of financing transactions. These meetings are commonly referred to as non-deal road shows. Non-deal road shows allow our investment banking clients to increase their visibility within the institutional investor community while providing our institutional investor clients with the opportunity to further educate themselves on companies and industries through meetings with management. We believe our deep relationships with company management teams and our sector-focused approach provide us with broad access to management for the benefit of our institutional investor and investment banking clients.

Research
As of December 31, 2019, we had a research team of 52 senior analysts covering over 800 stocks. Within our equity coverage universe, approximately 31% are healthcare companies, 26% are TMT (technology, media and telecom) companies, 14% are energy companies, 11% are capital goods and industrial companies, 3% are basic materials companies and 14% are consumer companies. Our approach to research, underpinned by our marquee Ahead Of The Curve® Series reports, focuses our analysts' efforts toward delivering differentiated investment ideas and de-emphasizes maintenance research. We place significant emphasis on analyst collaboration, both within and between sectors. We sponsor a number of conferences every year that are focused on our sectors and sub-sectors. During these conferences we highlight our investment research and provide significant investor access to corporate management teams. We provide research solely through our broker-dealers in connection with our provision of brokerage services.
Investment Management Strategies
The Company's investment management business, within the Op Co segment, focuses on addressing the needs of institutional investors and high net worth individuals to preserve and grow allocated capital. The Company and its affiliated investment advisors offer a variety of investment management products that provide access to a number of strategies, including merger arbitrage, activism, private healthcare investing, and private sustainable investing.
The Company's investment management business, within the Asset Co segment, consists of the Company's private investments, private real estate investments and other legacy investment strategies. Certain multi-strategy hedge funds managed by the Company are currently in wind-down. The majority of assets remaining in these hedge funds include investments in private companies, real estate investments and special situations.
Information About Geographic Areas
We are principally engaged in providing investment management services to global institutional investors and investment banking sales and trading and research services to corporations and institutional investor clients primarily in the United States and Europe. We provide brokerage services to companies and institutional investor clients in Europe through our broker-dealers located in the United Kingdom ("U.K.") Cowen International Limited ("Cowen International Ltd") and Cowen Execution Services Limited ("Cowen Execution Ltd"). Cowen and Company (Asia) Limited ("Cowen Asia") is registered with and subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong.
Employees
As of March 3, 2020, the Company had 1,325 employees.
Competition
We compete with many other firms in all aspects of our business, including raising funds, seeking investment opportunities and hiring and retaining professionals, and we expect our business will continue to be highly competitive. The investment management and investment banking industries are currently undergoing contraction and consolidation, reducing the number of industry participants and generally resulting in the larger firms being better positioned to retain and gain market share. We compete in the United States and globally for investment opportunities, investor capital, client relationships, reputation and talent. We face competitors that are larger than we are and have greater financial, technical and marketing resources. Certain of these competitors continue to raise additional amounts of capital to pursue investment strategies that may be similar to ours. Some of these competitors may also have access to liquidity sources that are not available to us, which may pose challenges for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments than we do, allowing them to consider a wider variety of investments and establish broader networks of business relationships. Our competitive position depends on our reputation, our investment performance and processes, the breadth of our business platform and our ability to continue to attract and retain qualified employees while managing compensation and other costs. For additional information regarding the competitive risks that we face, see "Item 1A Risk Factors".
Regulation and Compliance
Our businesses, as well as the financial services industry generally, are subject to extensive regulation, including periodic examinations by governmental and self-regulatory organizations, in the United States and the jurisdictions in which we operate around the world. As a publicly traded company in the United States, we are subject to the U.S. federal securities laws and regulation by the SEC. Through our investment management and/or investment bank businesses we are subject to regulation by the SEC, the U.S. Commodity Futures Trading Commission ("CFTC"), the Financial Industry Regulatory Authority, Inc. ("FINRA") the National Futures Association ("NFA"), other self-regulatory organizations and exchanges related to the financial services industry and the fifty state securities commissions in the U.S. and by the U.K. Financial Conduct Authority ("FCA") and the SFC of Hong Kong.
Virtually all aspects of our business are subject to various laws and regulations both inside and outside the U.S., some of which are summarized below. Regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. Governmental authorities in the United States and in the other countries in which we operate from time to time propose additional disclosure requirements and regulations covering our broker-dealers and investment management businesses. The rules governing the regulation of the various aspects of our business are very detailed and technical. Accordingly, the discussion below is general in nature, does not purport to be complete and is current only as of the date of this report.
Rigorous legal and compliance analysis of our businesses and investments is important to our culture and risk management. We conduct regular training of our personnel regarding the laws and regulations governing our business and applicable to our clients as well as with our company's policies and procedures. In addition, we have adopted and implemented disclosure controls and procedures and internal controls over financial reporting, which have been documented, tested and assessed for design and operating effectiveness in compliance with the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"). We strive to maintain a culture of compliance through the use of policies and procedures such as oversight compliance, codes of conduct, compliance systems, communication of compliance guidance, conduct of annual compliance reviews and on-going employee education and training. Our corporate risk management function further analyzes our business, investment and other key risks, reinforcing their importance in our environment. We have a compliance group that monitors our compliance with all of the regulatory requirements to which we are subject and manages our compliance policies and procedures. Our General Counsel supervises our compliance group, which is responsible for addressing all regulatory and compliance matters that affect our activities. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, position reporting, personal securities trading, valuation of investments, document retention, potential conflicts of interest and the allocation of investment opportunities. Our compliance group also monitors the information barriers that we maintain between those of our different businesses that we are required to conduct separately or which present conflicts of interest, which we address through the use of physical and systematic information barriers. We believe that our various businesses' access to the intellectual capital, contacts and relationships benefit all of our businesses. However, in order to maximize that access without compromising our legal and contractual obligations, our compliance group oversees and monitors the communications between or among our different businesses to ensure that we maintain material non-public information, client information and other confidential information in strict confidence. All parts of our business from time to time are subject to regulatory exams, investigations and proceedings, and our broker-dealers have received fines and penalties for infractions of various regulations relating to our activities. For additional information regarding the regulatory and compliance risks that we face, see "Item 1A Risk Factors".
The investment advisers responsible for the Company's investment management businesses are all registered as investment advisers with the SEC or rely upon the registration of an affiliated adviser, and all are currently exempt from registration as Commodity Pool Operators and Commodity Trading Advisors.
Registered investment advisers are subject to the requirements of the Advisers Act and the regulations promulgated thereunder. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, operational and marketing requirements, disclosure obligations, conflicts of interest, fees and prohibitions on fraudulent activities.
The investment activities of our investment management businesses are also subject to regulation under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Securities Act of 1933, as amended, the Investment Company Act of 1940, as amended ("the Investment Company Act") and various other statutes, as well as the laws of the fifty states and the rules of various United States and non-United States securities exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of technical requirements (e.g., options and futures position limits, execution requirements and reporting obligations) and market regulation policies in the United States and globally. Congress, regulators, tax authorities and others continue to explore and implement regulations governing all aspects of the financial services industry. Pursuant to systemic risk reporting requirements adopted by the SEC, the Company's affiliated registered investment advisers with private investment fund clients are required to report certain information about their investment funds to the SEC.
In addition, certain of our investment advisers act as a "fiduciaries" under the Employee Retirement Income Security Act of 1974 ("ERISA") and similar state laws with respect to private and public benefit plan clients. As such, the advisers, and certain of the investment funds they advise, may be subject to ERISA and similar state law requirements and to regulations promulgated thereunder. ERISA, similar state laws and applicable provisions of the Internal Revenue Code of 1986 (the "IRC"), which regulate services provided to individual retirement accounts, impose duties on persons who are fiduciaries and other types of service providers to benefit plans and individual retirement accounts under ERISA, such state laws and the IRC, prohibit specified transactions involving IRA and benefit plan clients subject to ERISA or similar state laws (absent the availability of specified exemptions) and provide monetary penalties for violations of these prohibitions.
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
The regulation of swaps and derivatives under the Dodd-Frank Act directly affects the manner by which our investment management businesses utilizes and trades swaps and other derivatives, and has generally increased the costs of derivatives trading conducted on behalf of our clients. The European Union ("E.U.") (and some other countries) are now in the process of implementing similar requirements that will affect derivatives transactions with a counterparty organized in that country or otherwise subject to that country's derivatives regulation. The mandatory minimum margin requirements for bilateral derivatives adopted by the U.S. government and the E.U. came into effect in March 2017 in respect to variation margin and will be transitioned in through 2020 in respect to initial margin. Required margining of derivatives has affected our investment management businesses as these requirements generally increase costs associated with derivatives transactions and makes derivatives transactions more expensive.
Given our investment and insurance activities are carried out around the globe, we are subject to a variety of regulatory regimes that vary country by country. Our captive insurance and reinsurance companies are regulated by both the New York State Department of Finance and the Luxembourg Commissariat aux Assurances, respectively. E.U. financial reforms included a number of initiatives to be reflected in new or updated directives and regulations, the most significant of which is the amendment to the pan-European regulatory regime, the Markets in Financial Instruments Directive ("MiFID II"), which went into effect in January 2018. MiFID II regulates the provision of investment services and activities throughout the European Economic Area. MiFID II requires that investment managers and investment advisers located in the E.U. "unbundle" research costs from commissions. As a result, investment firms subject to MiFID II may no longer pay for research using client commissions or "soft dollars." Going forward, such costs must be paid directly by the investment firm or through a research payment account funded by clients and governed by a budget that is agreed by the client. In the U.S., our investment management businesses expect to continue to pay for research using soft dollars consistent with applicable law. The change in regulations has also impacted the provisions of research by our U.S. broker-dealers. Because the acceptance of hard dollar payments would, under U.S. law, require registration as an investment adviser, our broker-dealers are requiring clients to continue to pay for research on a soft dollar basis unless the client is subject to MiFID II and we can rely on SEC relief so as not to have to register as an investment adviser.
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
Cowen and Company, LLC ("Cowen and Company"), ATM Execution LLC ("ATM Execution"), Cowen Prime Services LLC ("Cowen Prime"), Cowen Execution Services LLC ("Cowen Execution") and Westminster Research Associates LLC ("Westminster") are registered as broker-dealers with the SEC and are members in good standing with FINRA. All broker-

dealers are registered with various U.S states and territories except for ATM Execution. In addition to FINRA, some of these Cowen broker-dealers are also are members of other self-regulatory organizations, including various registered securities exchanges. Self-regulatory organizations adopt and enforce rules governing the conduct and activities of their member firms. Accordingly, Cowen and Company, ATM Execution, Cowen Prime, Cowen Execution and Westminster are subject to regulation and oversight by the SEC, the U.S states and territories in which they are registered, and FINRA and the other self-regulatory organizations of which they are members. Cowen Prime is also registered with the CFTC and is a member of the NFA and, consequently, is subject to regulation and oversight by them. Additionally, Cowen International Ltd and Cowen Execution Ltd are primarily regulated in the U.K. by the FCA and Cowen Asia is-registered with and subject to the financial resources requirements of the SFC of Hong Kong.
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
Anti-money laundering laws of certain countries outside the United States contain similar diligence and verification provisions. The obligation of financial institutions, including ours, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls that have increased, and may continue to increase, our costs. Any failure with respect to our programs in this area could subject us to serious regulatory consequences, including substantial fines, and potentially other liabilities.
Available Information
We routinely file annual, quarterly and current reports, proxy statements and other information required by the Exchange Act with the SEC. Our SEC filings also are available to the public from the SEC's internet site at http://www.sec.gov.
We maintain a public internet site at http://www.cowen.com and make available free of charge through this site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also post on our website the charters for our Board of Directors' Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as our Corporate Governance Guidelines, our Code of Business Conduct and Ethics governing our directors, officers and employees and other related materials. The information on or accessible through our website is not incorporated by reference into this Annual Report.
Item 1A.    Risk Factors
Risks Related to the Company's Businesses and Industry
For purposes of the following risk factors, references made to the Company's investment funds include the various investment management products advised by the Company's investment management business and the investment funds through which the Company invests its own capital. The Company's investment banking businesses include the Investment Banking division, the Markets division and the Research division.
Market, Strategy and Industry Risk
Difficult market conditions, market disruptions and volatility have adversely affected, and may in the future adversely affect, the Company's businesses, results of operations and financial condition.
The Company's businesses, by their nature, do not produce predictable earnings, and all of the Company's businesses have in the past been, and may in the future be, materially affected by conditions in the global financial markets and by global economic conditions, such as interest rates, the availability of credit, inflation rates, economic uncertainty, changes in laws, commodity prices, asset prices (including real estate), currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts, protests or security operations). Challenging market conditions have in the past affected and in the future could affect the level and volatility of securities prices and the liquidity and the value of investments in the Company's investment funds or other investments in which the Company has investments of its own capital, and the Company may not be able to effectively manage its investment management business's exposure to challenging market conditions. Challenging market conditions have in the past adversely affected and in the future could also adversely affect the Company's investment banking business as increased volatility and lower stock prices can make companies less likely to conduct transactions.
The Company may be unable to successfully identify, manage and execute future acquisitions, investments and strategic alliances, which could adversely affect our results of operations.
We intend to continually evaluate potential acquisitions, investments and strategic alliances to expand our business. In the future, we may seek additional acquisitions, investments, strategic alliances or similar arrangements, which may expose us to risks such as:
•the difficulty of identifying appropriate acquisitions, investments, strategic allies or opportunities on terms acceptable to us;
•the possibility that senior management may be required to spend considerable time negotiating agreements and monitoring these arrangements;
•potential regulatory issues applicable to the financial services business;
•the loss or reduction in value of the capital investment;
•our inability to capitalize on the opportunities presented by these arrangements; and
•the possibility of insolvency of a strategic ally.
Furthermore, any future acquisitions of businesses could entail a number of risks, including:
•problems with the effective integration of operations;
•inability to maintain key pre-acquisition business relationships;
•increased operating costs;
•exposure to unanticipated liabilities; and
•difficulties in realizing projected efficiencies, synergies and cost savings.
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
Volatility in the value of the Company's investments and securities portfolios or other assets and liabilities, including investment funds, or negative returns from the investments made by the Company have in the past and could in the future adversely affect the Company's results of operations and statement of financial condition.

The Company invests a significant portion of its capital base to help drive results and facilitate growth of its investment management and investment bank businesses. As of December 31, 2019, the Company's invested capital amounted to a net value of $717.6 million (supporting a long market value of $724.8 million), representing approximately 89% of Cowen's stockholders' equity presented in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In accordance with US GAAP, we define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. US GAAP also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Changes in fair value are reflected in the statement of operations at each measurement period. Therefore, continued volatility in the value of the Company's investments and securities portfolios or other assets and liabilities, including investment funds, will result in volatility of the Company's results. We have experienced this type of volatility in prior periods. In addition, the investments made by the Company may not generate positive returns. As a result, changes in value or negative returns from investments made by the Company may have an adverse effect on the Company's financial condition or operations in the future.
Our investment in Linkem may not prove to be successful and may adversely affect our results of operations or financial condition.
As of December 31, 2019, we had an approximately $72.4 million investment in Linkem S.p.A. ("Linkem"), the largest fixed wireless broadband service provider in Italy. Many factors, most of which are outside of our control, can affect Linkem's business, including the state of the Italian economy and capital markets in general, competition in the Italian telecommunications markets and other factors that directly and indirectly affect the results of operations, including the sales and profitability of Linkem, and consequently may adversely affect our results of operations or financial condition.
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
Human Capital Risk
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
Our people are our most valuable resource. Our success depends upon the reputation, judgment, business generation capabilities and project execution skills of our senior professionals. Our employees' reputations and relationships with our clients are critical elements in obtaining and executing client engagements. The Company may encounter intense competition for qualified employees from other companies inside and outside of their industries. From time to time, the Company has experienced departures of professionals. Losses of key personnel have occurred and may occur in the future. Moreover, if any of our client-facing employees or executive officers were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of the services of the Company.
The success of our businesses is based largely on the quality of our employees and we must continually monitor the market for their services and seek to offer competitive compensation. In challenging market conditions, which occurred in recent years, it may be difficult to pay competitive compensation without the ratio of our compensation and benefits expense to revenues becoming higher. In addition, for our investment professionals whose performance-based compensation represents substantially all of the compensation the professional is entitled to receive in any year, negative performance which results in the professional not being entitled to receive any performance-based compensation could incentivize the professional to join a competitor.
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
Business Risks
The Company has incurred losses in prior periods and may incur losses in the future.
While the Company's business was profitable on an economic income basis for the year ended December 31, 2019, the Company's investment bank businesses and investment management business have incurred losses in prior periods. For example, the Company's investment bank businesses incurred losses in the year ended December 31, 2016. In addition, the Company's investment management business incurred losses in each of the years ended December 31, 2017 and 2016. The Company may incur losses in any of its future periods. Future losses may have a significant effect on the Company's liquidity as well as our ability to operate. In addition, we may incur significant expenses in connection with any expansion, strategic acquisition or investment with respect to our businesses. Specifically, we have invested, and will continue to invest in, and hire senior professionals to expand, our investment banking businesses. Accordingly, the Company will need to increase its revenues at a rate greater than its expenses to achieve and maintain profitability. If the Company's revenues do not increase sufficiently, or even if its revenues increase but it is unable to manage its expenses, the Company will not achieve and maintain profitability in future periods. As an alternative to increasing its revenues, the Company may seek additional capital through the sale of additional common stock or other forms of debt or equity financing. The Company cannot be certain that it would have access to such financing on acceptable terms.

The Company's investment banking businesses focus principally on specific sectors of the economy, and deterioration in the business environment in these sectors or a decline in the market for securities of companies within these sectors could materially affect our investment banking businesses.
Volatility in the business environment in the Company's sectors or in the market for securities of companies within these sectors could substantially affect the Company's financial results. The business environment for companies in these sectors has been subject to substantial volatility, and the Company's financial results have consequently been subject to significant variations from year to year. The market for securities in each of the Company's sectors may also be subject to industry-specific risks. For example, changes in policies of the United States Food and Drug Administration, along with changes to Medicare and government reimbursement policies, may affect the market for securities of healthcare companies, and changes to how the U.S. government reviews foreign acquisitions of U.S. based companies may make executing M&A transactions more difficult. In addition, revenue generated by the Company in its consumer sector could be adversely affected by changes in law or regulatory action with respect to companies that are in cannabis related businesses.
As an investment bank which focuses primarily on specific growth sectors of the economy, the Company also depends significantly on private company transactions for sources of revenues and potential business opportunities. To the extent the pace of these private company transactions slows or the average size declines due to a decrease in private equity financings, difficult market conditions in the Company's sectors or other factors, the Company's business and results of operations may be adversely affected.
The financial results of the Company's investment banking businesses may fluctuate substantially from period to period.
The Company has experienced, and we expect the Company to experience in the future, significant periodic variations in its revenues and results of operations. These variations may be attributed in part to the fact that its investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond the Company's control. In most cases, the Company receives little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our investment bank business is highly dependent on market conditions as well as the decisions and actions of its clients and interested third parties. For example, a client's acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client's or counterparty's business. If the parties fail to complete a transaction on which the Company is advising or an offering in which the Company is participating, we will earn little or no revenue from the transaction, and we may incur significant expenses that may not be recouped. This risk may be intensified by the Company's focus on growth companies in its sectors as the market for securities of these companies has experienced significant variations in the number and size of equity offerings. Many companies initiating the process of an IPO are simultaneously exploring other strategic alternatives, such as a merger and acquisition transaction. The Company's investment bank revenues would be adversely affected in the event that an IPO for which it is acting as an underwriter is preempted by the company's sale if the Company is not also engaged as a strategic advisor in such sale. As a result, our investment banking businesses are unlikely to achieve steady and predictable earnings on a quarterly basis.
Pricing and other competitive pressures may impair the revenues of the Company's brokerage business.
The Company's brokerage business accounted for approximately 38.4% of the Company's revenues during 2019. Along with other firms, the Company has experienced price competition in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the pressure on trading commissions and spreads. We expect to continue to experience competitive pressures in these and other areas in the future as some of our competitors in the investment banking industry seek to obtain market share by competing on the basis of price or use their own capital to facilitate client trading activities. In addition, the Company faces pressure from larger competitors, who may be better able to offer a broader range of complementary products and services to clients in order to win their trading or prime brokerage business. We are committed to maintaining and improving the Company's comprehensive research coverage to support its brokerage business and the Company may be required to make additional investments in the Company's research capabilities.
The Company's capital markets and strategic advisory engagements are singular in nature, do not generally provide for subsequent engagements and can lead to payment risk.
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

In addition, investment banking clients may on occasion refuse to pay investment banking fees owed pursuant to the terms of our engagement and we may need to expend resources to enforce our contracts. Any failure to pay the investment banking fees owed to us could adversely affect our results of operations.
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
The Company may enter into large transactions in which it commits its own capital as part of its trading business to facilitate client trading activities. The number and size of these large transactions may materially affect the Company's results of operations in a given period. Market fluctuations may also cause the Company to incur significant losses from its trading activities. To the extent that the Company owns assets (i.e., has long positions), a downturn in the value of those assets or in the markets in which those assets are traded could result in losses. Conversely, to the extent that the Company has sold assets it does not own (i.e., has short positions), in any of those markets, an upturn in the value of those assets or in markets in which those assets are traded could expose the Company's investment banking businesses to potentially large losses as they attempt to cover short positions by acquiring assets in a rising market.
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
As a clearing member firm providing services to certain of our brokerage customers, we are ultimately responsible for their financial performance in connection with various securities transactions. Our clearing operations require a commitment of our capital and involve risks of losses due to the potential failure of our customers to perform their obligations under these transactions. We are required to finance customers' unsettled positions from time to time, and we could be held responsible for the defaults of those customers. If customers default on their obligations, we remain financially liable for such obligations, and while some of these obligations may be collateralized, we are still subject to market risk in the liquidation of customer collateral to satisfy those obligations. While we have risk management procedures designed to mitigate certain risks, there can be no assurance that our risk management procedures will be adequate. Although we regularly review our credit exposure to customers, default risk may arise from events or circumstances that may be difficult to detect or foresee. Default by our customers may also give rise to the Company incurring penalties imposed by execution venues, regulatory authorities and clearing and settlement organizations. Any liability arising from clearing operations could have a material adverse effect on our business, financial condition and results of operations.

We are also exposed to credit risk from third parties that owe us money, securities or other obligations, including our trading counterparties. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons, and we could be held responsible for such defaults. In addition, customer trading errors may cause us to incur financial losses, which customers may be unable or unwilling to cover. Volatile securities markets, credit markets and regulatory changes may increase our exposure to our customers' and counterparties' credit profiles, which could adversely affect our financial condition and operating results. Our review of the credit risk of customers and trading counterparties may not be adequate to provide sufficient protection from these risks.
Our securities business and related clearing operations expose us to material liquidity risk.
We may be required to provide considerable additional funds with clearing and settlement organizations of which we are members, such as the National Securities Clearing Corporation ("NSCC") or Depository Trust and Clearing Corporation in the U.S., especially during periods of high market volatility or when we are obligated to clear large notional amounts of securities that are not eligible for settlement through the NSCC's Continuous Net Settlement system and, consequently, may be subject to higher margin requirements. In addition, regulatory agencies have recently required these clearing and settlement organizations to increase the level of margin deposit requirements, and they may continue to do so in the future. We rely on our excess cash, certain established credit facilities and the use of outsourced clearing arrangements to meet or reduce these demands. While we have historically met requests for additional margin deposits, there is no guarantee that our excess cash and our established credit facilities and clearing arrangements will be sufficient for future needs, particularly if there is an increase in requirements. There is also no guarantee that these established credit facilities will be extended beyond their expiration.
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
Declines in the trading activity of active fund managers generally result in lower revenues from our brokerage products and services. In addition, securities' price declines adversely affect our trading commissions outside North America, which are based on the value of transactions. The demand for our brokerage products and services is directly affected by factors such as economic, regulatory and political conditions that may lead to decreased trading activity and prices in the securities markets in the U.S. and in all of the foreign markets we serve. Significant flows of investments out of actively managed equity funds have curtailed their trading activity, which has weighed on our buy-side trading volumes and the use of some of our higher value services. Volatility levels also impact the amount of trading activity. Sustained periods of low volatility can result in lower levels of trading activity and trading activity tends to decline in periods following extreme levels of volatility. In addition, any substantial shift from active fund management to passive fund management could have an adverse effect on our trading commissions.
The Company's revenues and, in particular, its ability to earn incentive and investment income, would be adversely affected if its investment funds fall beneath their "high-water marks" as a result of negative performance or if there are reversals to previously accrued incentive fees.
Incentive income, which has historically comprised a substantial portion of the Company's investment management business annual revenues, is, in most cases, subject to "high-water marks" whereby incentive income is earned by the Company only to the extent that the net asset value of an investment advisory product at the end of a measurement period exceeds the highest net asset value as of the end of a preceding measurement period for which the Company earned incentive income. The Company recognizes incentive income charged to the Company's hedge funds based on the net profits of the hedge funds. The Company recognizes such incentive income when the fees are no longer subject to reversal or are crystalized. For a majority of the hedge funds, the incentive fee crystallizes annually when the high-water mark for such hedge funds is reset, which delays recognition of the incentive fee until year end. For our private equity funds, the incentive fee crystallizes upon realization of the investment. In those circumstances, until the investment is realized, the accrued incentive fees are subject to reversal even if those accruals were made in prior years. The Company's incentive allocations are also subject, in some cases, to performance hurdles or benchmarks. To the extent the Company's investment funds experience negative investment performance, the investors in or beneficial owners of these investment funds would need to recover cumulative losses before the Company can earn investment income at the end of the performance period with respect to the investments of those who previously suffered losses.
The Company's ability to increase revenues and improve profitability will depend on increasing assets under management in existing investment strategies and developing and marketing new investment products and strategies, including identifying and hiring or affiliating with new investment teams.
The Company's investment management business generates management and incentive fee income based on its assets under management. If the Company is unable to increase its assets under management in its existing products it may be difficult to increase its revenues. The Company may launch new investment management products and hire or affiliate with new investment teams focusing on new investment strategies. If these products or strategies are not successful, or if the Company is unable to hire or affiliate with new investment teams, or successfully manage its relationships with its affiliated investment teams, the Company's profitability could be adversely affected.
Certain of the Company's investment funds may invest in relatively high-risk, illiquid assets, and the Company may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amounts of these investments.
Certain of the Company's investment funds invest a significant portion of their assets in securities that are not publicly traded. In many cases, they may be prohibited by contract or by applicable securities laws from selling such securities for a period of time or there may not be a public market for such securities. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Accordingly, under certain conditions, the Company's investment funds may be forced to either sell securities at lower prices than they had expected to realize or defer, potentially for a considerable period of time, sales that they had planned to make. Investing in these types of investments can involve a high degree of risk, and the Company's investment funds may lose some or all of the principal amount of such investments, including our own invested capital.
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
Investments by the Company's investment funds are subject to certain risks that may result in losses. Decreases to assets under management as a result of investment losses or client redemptions may have a material adverse effect on the Company's revenues, net income and cash flows and could harm our ability to maintain or grow assets under management in existing investment funds or raise additional funds in the future. Additional risks include the following:
•Generally, there are few limitations on investment funds' strategies, which are often subject to the sole discretion of the management company or the general partner of such funds.
•Investment funds may engage in short selling, which is subject to a theoretically unlimited risk of loss because there is no limit on how much the price of a security sold short may appreciate before the short position is closed out. An investment fund may be subject to losses if a security lender demands return of the lent securities and an alternative lending source cannot be found or if the investment fund is otherwise unable to borrow securities that are necessary to hedge its positions. Furthermore, the SEC and other regulatory authorities outside the United States have imposed trading restrictions and reporting requirements on short selling, which in certain circumstances may impair an investment fund's ability to use short selling effectively.
•The efficacy of investment and trading strategies depend largely on the ability to establish and maintain an overall market position through a combination of financial instruments. An investment fund's trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the investment fund might only be able to acquire some but not all of the components of the position, or if the overall position were in need of adjustment, the investment fund might not be able to make such an adjustment. As a result, an investment fund would not be able to achieve the market position selected by the management company or general partner of such fund, and might incur a loss in liquidating its position.
•Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their respective liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This "systemic risk" may adversely affect the financial intermediaries (such as clearing agencies, clearing houses, banks, securities firms, other counterparties and exchanges) with which the investment funds interact on a daily basis.
•Investment funds are subject to risks due to the potential illiquidity of assets. Investment funds may make investments or hold trading positions in markets that are volatile and which may become illiquid. The timely sale of trading positions can be impaired by decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions to which they may be a party, and changes in industry and government regulations. It may be impossible or highly costly for investment funds to liquidate positions rapidly to meet margin calls, redemption requests or otherwise, particularly if there are other market participants seeking to dispose of similar assets at the same time, if the relevant market is otherwise moving against a position or in the event of trading halts or daily price movement limitations on the market. In addition, increased levels of redemptions may result in increased illiquidity as more liquid assets are sold to fund redemptions.
•Investment fund assets are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them. In addition, investment funds' assets are subject to the risk of the failure of any of the exchanges on which their positions trade.
•Investment fund assets that are not denominated in the U.S. dollar are subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. Officials in foreign countries may, from time to time, take actions in respect of their currencies that could significantly affect the value of an investment fund's assets denominated in those currencies or the liquidity of such investments. For example, a foreign government may unilaterally devalue its currency against other currencies, which would typically have the effect of reducing the U.S. dollar value of investments denominated in that currency. A foreign government may also limit the convertibility or repatriation of its currency or assets denominated in that currency. While the Company generally expects to hedge its exposure to currencies other than the U.S. dollar, and may do so through foreign currency futures contracts and options thereon, forward foreign currency exchange contracts, swaps or any combination thereof, but there can be no assurance that such hedging strategies will be implemented, or if implemented, will be effective. While an investment fund may enter into currency hedging transactions to seek to reduce risk, such transactions may result in a poorer overall performance than if it had not engaged in such hedging transactions. For a variety of reasons, the Company may not seek to establish a perfect correlation between the hedging instruments utilized and the portfolio holdings being hedged. Such an imperfect correlation may prevent the Company from achieving the intended hedge or expose an investment fund to risk of loss.
•Investment funds are also subject to the risk that war, terrorism, and related geopolitical events may lead to increased short-term market volatility and have adverse long-term effects on the U.S. and world economies and markets generally, as well as adverse effects on issuers of securities and the value of investments. War, terrorism, and related geopolitical events have led, and in the future may lead, to increased short-term market volatility and may have adverse long-term effects on U.S. and non-U.S. economies and markets generally. Those events, as well as other changes in U.S. and non-U.S. economic and political conditions, also could adversely affect individual issuers or related groups of issuers, securities markets, interest rates, credit ratings, inflation, investor sentiment and other factors affecting the value of the investment fund's assets.
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
The Company uses U.S. dollars as its reporting currency. Investments in the Company's investment funds may be made in different currencies, including Euros, Pounds Sterling, Australian Dollar and Yen. In addition, the Company's investment funds may hold investments denominated in many foreign currencies. To the extent that the Company's revenues from its investment management business are based on assets under management denominated in such foreign currencies, our reported revenues may be significantly affected by the exchange rate of the U.S. dollar against these currencies. Typically, an increase in the exchange rate between U.S. dollars and these currencies will reduce the impact of revenues denominated in these currencies in the financial results of our investment management business. For example, management fee revenues derived from each Euro and Australian Dollar of assets under management denominated in Euros and Australian Dollar will decline in U.S. dollar terms if the value of the U.S. dollar appreciates against the Euro and Australian Dollar. In addition, the calculation of the amount of assets under management is affected by exchange rate movements as assets under management denominated in foreign currencies are converted to U.S. dollars. The Company's investment management business also incurs a portion of its expenditures in currencies other than U.S. dollars. As a result, our investment management business is subject to the effects of exchange rate fluctuations with respect to any currency conversions and the Company's ability to hedge these risks and the cost of such hedging or the Company's decision not to hedge could impact the performance of the Company's investment funds and our investment management business and its results of operations and financial condition.
The Company's real estate investments are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.
The Company's real estate investments are subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. These risks include those associated with general and local economic conditions, changes in supply of and demand for competing properties in an area, changes in environmental regulations and other laws, various uninsured or uninsurable risks, natural disasters, changes in real property tax rates, changes in interest rates, the reduced availability of mortgage financing which may render the sale or refinancing of properties difficult or impracticable, environmental liabilities, contingent liabilities on disposition of assets, terrorist attacks, war and other factors that are beyond our control. Further, the U.S. Environmental Protection Agency has found that global climate change could increase the severity and perhaps the frequency of extreme weather events, which could subject real property to increased weather-related risks in the coming years. There are also presently a number of current and proposed regulatory initiatives, both domestically and globally, that are geared towards limiting and scaling back the emission of greenhouse gases, which certain scientists have linked to global climate change. Although not known with certainty at this time, such regulation could adversely affect the costs to construct and operate real estate in the coming years, such as through increased energy costs.
The commercial real estate markets in the United States generally have experienced major disruptions in the past due to the lack of available capital, in the form of either debt or equity, and declines in value as a result of overall economic decline. If these conditions were to occur again transaction volume may drop precipitously, negatively impacting the valuation and performance of the Company's real estate investments significantly. Additionally, if the Company acquires direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost, potential for cost overruns and timely completion of construction (including risks beyond the control of the investor, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms.
Our third party reinsurance business could expose us to losses.
We provide third party reinsurance coverage through our Luxembourg subsidiary, Hollenfels Re S.A ("Hollenfels"). We have written polices relating to property and casualty, workers' compensation, general liability and construction performance bonds and may issue reinsurance policies relating to other types of insurance. Because we write reinsurance, the success of our underwriting efforts depends, in part, upon the policies, procedures and expertise of the ceding companies making the original underwriting decisions. We face the risk that these ceding companies may fail to accurately assess the risks that they assume initially, which, in turn, may lead us to inaccurately assess the risks we assume. If we fail to establish and receive appropriate premium rates or the claims we receive exceed the premiums and retrocession recoverables we are able to collect, we will suffer losses.
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

Operational Risks
Our information and technology systems are critical components of our business and operations, and a failure of those systems or other aspects of our business operations may disrupt our business, cause financial loss, increase our legal liability and constrain our growth.
Our operations rely extensively on the secure processing, storage and transmission of confidential financial, personal and other information in our computer systems and networks. Although we take protective measures and devote significant resources to maintaining and upgrading our systems and networks with measures such as intrusion and detection prevention systems, monitoring firewalls to safeguard critical business applications and supervising third party providers that have access to our systems, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. Additionally, if a client's computer system, network or other technology is compromised by unauthorized access, we may face losses or other adverse consequences by unknowingly entering into unauthorized transactions. If one or more of such events occur, this potentially could jeopardize our or our clients' or counterparties' confidential and other information processed and stored in and transmitted through our computer systems and networks. Furthermore, such events may cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations, including the transmission and execution of unauthorized transactions. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not covered or not fully covered through our insurance. The increased use of smartphones, tablets and other mobile devices as well as cloud computing may also heighten these and other operational risks. Similar to other firms, we and our third party providers continue to be the subject of attempted unauthorized access, computer viruses and malware, and cyber attacks designed to disrupt or degrade service or cause other damage and denial of service. Additional challenges are posed by external parties, including foreign state actors. There can be no assurance that such unauthorized access or cyber incidents will not occur in the future, and they could occur more frequently and on a larger scale. We are also subject to laws and regulations relating to the privacy and security of the information of our clients, employees or others, and any failure to comply with these regulations could expose us to liability and/or reputational damage.
Operational risks relating to the failure of data processing systems and other information systems and technology or other infrastructure may disrupt the Company's business and result in losses or limit our operations and growth in the industry.
The Company's business is highly dependent on its ability to process, on a daily basis, a large number of transactions across diverse markets, and the transactions that the Company processes have become increasingly complex. The inability of the Company's systems to accommodate an increasing volume of transactions could also constrain the Company's ability to expand its business. If any of these systems do not operate properly or are disabled, or if there are other shortcomings or failures in the Company's internal processes, people or systems, the Company could suffer impairments, financial loss, a disruption of its business, liability to clients, regulatory intervention or reputational damage.
The Company has outsourced certain aspects of its technology infrastructure including data centers and wide area networks, as well as some trading applications. The Company is dependent on its technology providers to manage and monitor those functions. A disruption of any of the outsourced services would be out of the Company's control and could negatively impact our business. The Company has experienced disruptions on occasion, none of which has been material to the Company's operations and results. However, there can be no guarantee that future material disruptions with these providers will not occur.
The Company also faces the risk of operational failure of or termination of relations with any of the clearing agents, exchanges, clearing houses or other financial intermediaries that the Company uses to facilitate its securities transactions. Any such failure or termination could adversely affect the Company's ability to effect transactions and to manage its exposure to risk.
In addition, the Company's ability to conduct its business may be adversely impacted by a disruption in the infrastructure that supports Company and the communities in which we are located. This may affect, among other things, the Company's financial, accounting or other data processing systems. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which the Company conducts business, whether due to fire, other natural disaster, power or communications failure, act of terrorism or war or otherwise. Nearly all of our employees in our primary locations in New York, Boston, San Francisco and London work in close proximity to each other. Although the Company has a formal disaster recovery plan in place, if a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, the Company's ability to service and interact with its clients may suffer, and the Company may not be able to implement successfully contingency plans that depend on communication or travel.
Our business also relies on the secure processing, storage and transmission of confidential and other information in its computer systems and networks. The Company's computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this could jeopardize our or our clients' or counterparties' confidential and other information processed and stored in, and transmitted through, the Company's computer systems and networks, or otherwise cause interruptions or malfunctions in our business', its clients', its counterparties' or third parties' operations. The Company may be required to expend significant additional resources to modify its protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and the Company may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by the Company.
Any cyber attack or other security breach of or vulnerability in our technology systems, or those of our clients or other third party vendors we rely on, could have operational impacts, subject us to significant liability and harm our reputation.
Our operations rely heavily on the secure processing, storage and transmission of sensitive and confidential financial, personal and other information in our computer systems and networks. There have been several highly publicized cases involving financial services companies reporting the unauthorized disclosure of client or other confidential information in recent years, as well as cyber attacks involving theft, dissemination and destruction of corporate information or other assets, in some cases as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties. Like other financial services firms, we have been the target of attempted cyber attacks. Cyber attacks can originate from a variety of sources, including third parties affiliated with foreign governments, organized crime or terrorist organizations. Third parties may also attempt to place individuals within our firm or induce employees, clients or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent. Although cybersecurity incidents among financial services firms are on the rise, we are not aware of any material losses relating to cyber attacks or other information security breaches. However, the techniques used in these attacks are increasingly sophisticated, change frequently and are often not recognized until launched. Although we seek to maintain a robust suite of authentication and layered information security controls, these controls could fail to detect, mitigate or remediate these risks in a timely manner. Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code, and other events that could result in significant liability and damage to our reputation, and have an ongoing impact on the security and stability of our operations.
We also rely on numerous third-party service providers to conduct other aspects of our business operations, and we face similar risks relating to them. While we regularly conduct security assessments on these third-party vendors, we cannot be certain that their information security protocols are sufficient to withstand a cyber attack or other security breach. In addition, in order to access our products and services, our customers may use computers and other devices that are beyond our security control systems and processes.
Notwithstanding the precautions we take, if a cyber attack or other information security breach were to occur, this could jeopardize the information we confidentially maintain, or otherwise cause interruptions in our operations or those of our clients and counterparties, exposing us to liability. As attempted attacks continue to evolve in scope and sophistication, we may be required to expend substantial additional resources to modify or enhance our protective measures, to investigate and remediate vulnerabilities or other exposures or to communicate about cyber attacks to our customers. Though we have insurance against some cyber risks and attacks, we may be subject to litigation and financial losses that exceed our policy limits or are not covered under any of our current insurance policies. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. Additionally, the SEC issued guidance in February 2018 stating that, as a public company, we are expected to have controls and procedures that relate to cybersecurity disclosure, and are required to disclose information relating to certain cyber attacks or other information security breaches in disclosures required to be made under the federal securities laws. Further, successful cyber attacks at other large financial institutions or other market participants, whether or not we are affected, could lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market perception of the effectiveness of our security measures or the financial system in general, which could result in a loss of business.
Further, in light of the high volume of transactions we process, the large number of our clients, partners and counterparties, and the increasing sophistication of malicious actors, a cyber attack could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber attack would take substantial amounts of time and resources, and that there may be extensive delays before we obtain full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered. All of which would further increase the costs and consequences of such an attack.
We may also be subject to liability under various data protection laws including, for example, the General Data Protection Regulation, or GDPR, adopted by the European Union or the recently enacted California Consumer Privacy Act, or CCPA. We are subject to numerous laws and regulations designed to protect personally identifiable information, such as U.S. federal, state and international laws, including GDPR and CCPA. These laws and regulations are increasing in complexity and number. If any person, including any of our associates, vendors or other service providers, negligently disregards or intentionally breaches our established controls with respect to sensitive or confidential client, employee or other data, or otherwise mismanages or misappropriates such data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client, employee or other data, whether through system failure, vendor fault, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and related revenue. Potential liability in the event of a security breach of sensitive or confidential data could be significant. Depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages.
Liquidity Risks
Limitations on access to capital by the Company and its subsidiaries could impair its liquidity and its ability to conduct its businesses.
Liquidity, or ready access to funds, is essential to the operations of financial services firms. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our trading and clearing businesses and perceived liquidity issues may affect the willingness of the Company's clients and counterparties to engage in brokerage transactions with us. Our liquidity could be impaired due to circumstances that the Company may be unable to control, such as a general market disruption or an operational problem that affects the Company, its trading clients or third parties. Furthermore, the Company's ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.
The Company primarily depends on its subsidiaries to fund its operations. Cowen and Company, ATM Execution, Cowen Prime, Cowen Execution, and Westminster are subject to the net capital requirements of the SEC and various self-regulatory organizations of which they are members. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Cowen International Ltd, and Cowen Execution Ltd. are also subject to capital requirements in the U.K. by the FCA. Any failure to comply with these capital requirements could impair the Company's ability to conduct its investment banking businesses.
We are a holding company and rely upon our subsidiaries for cash flow to make payments of principal and interest on our outstanding indebtedness.
We are a holding company with no business operations or assets other than the capital stock of our direct and indirect subsidiaries. Consequently, we are dependent on dividends, distributions, loans and other payments from these subsidiaries to make payments of principal and interest on all of our indebtedness including our senior notes due 2024 (the "2024 Notes"), our senior notes due 2027 (the "2027 Notes"), our senior notes due 2033 (the "2033 Notes") and our convertible notes due 2022 (the "2022 Convertible Notes")(the 2022 Convertible Notes, and together with the 2024 Notes, the 2027 Notes and the 2033 Notes, the "Notes"). The ability of our subsidiaries to pay dividends and make other payments to us will depend on their cash flows and earnings, which, in turn, will be affected by all of the factors discussed in this annual report. The ability of our direct and indirect subsidiaries to pay dividends and make distributions to us may be restricted by, among other things, applicable laws and regulations and by the terms of any debt agreements or other agreements into which they enter. If we are unable to obtain funds from our direct and indirect subsidiaries as a result of restrictions under their debt or other agreements, applicable laws and regulations or otherwise, we may not be able to pay cash interest or principal on the Notes when due.
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
Despite our current consolidated debt levels, we may be able to incur substantially more debt in the future, including secured debt. While there are some provisions under the terms of the indentures governing the 2024 Notes that could restrict us from incurring additional debt, so long as we comply with the financial covenants in the 2024 Notes we are not restricted from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indentures governing the Notes but that could diminish our ability to make payments on the Notes.

The conditional conversion feature of the 2022 Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 2022 Convertible Notes is triggered, holders of 2022 Convertible Notes will be entitled to convert the 2022 Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their 2022 Convertible Notes, we may be required to pay cash to settle any such conversion, which could adversely affect our liquidity.
The accounting method for convertible debt securities that may be settled in cash, such as the 2022 Convertible Notes, could have a material effect on our reported financial results.
Accounting Standards Codification ("The Accounting Standards") 470-20, Debt with Conversion and Other Options, or ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as the 2022 Convertible Notes) in a manner that reflects the issuer's economic interest cost for non-convertible debt. The equity component of the 2022 Convertible Notes is included in the additional paid-in capital section of our stockholders' equity on our consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. This original issue discount will be amortized to non-cash interest expense over the term of the 2022 Convertible Notes, and we will record a greater amount of non-cash interest expense as a result of this amortization. Accordingly, we will report lower net income in our financial results because ASC 470-20 will require the interest expense associated with the 2022 Convertible Notes to include both amortization of the original issue discount and the 2022 Convertible Notes' coupon interest, which could adversely affect our reported or future financial results and the trading price of our securities.
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
Certain provisions in the indentures governing the 2022 Convertible Notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
Certain provisions in the 2022 Convertible Notes and the indenture governing the 2022 Convertible Notes could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the 2022 Convertible Notes will have the right to require us to repurchase their 2022 Convertible Notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their 2022 Convertible Notes in connection with such takeover. In either case, and in other cases, our obligations under the 2022 Convertible Notes and the indenture governing the 2022 Convertible Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.
Litigation and Regulatory Risk
The Company's subsidiaries may become subject to additional regulations which could increase the costs and burdens of compliance or impose additional restrictions which could have a material adverse effect on the Company's businesses and the performance of the Company's investment funds.
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
The activities of certain of the Company's subsidiaries and affiliates are regulated primarily within the U.S. by the SEC, FINRA, the NFA, the CFTC and other self-regulatory organizations, as well as various state agencies, and are also subject to regulation by other agencies in the various jurisdictions in which they operate and are offered, including the FCA, the European Securities and Markets Authority and the SFC of Hong Kong. Certain legislation proposing greater regulation of the industry is regularly considered by the U.S. Congress - as well as by the governing bodies of non-U.S. jurisdictions - and from time to time adopted as in the case of the Dodd-Frank Act in the U.S. and MiFID II in the E.U.
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
It is difficult to predict what other changes may be instituted in the future in the regulation of the Company or the markets in which they invest, or the counterparties with which it does business, in addition to those changes already proposed or adopted in the U.S. or other countries. Any such regulation could have a material adverse effect on the profit potential of the Company's operations.
Finally, financial services firms are subject to numerous perceived or actual conflicts of interest, which have drawn and which we expect will continue to draw scrutiny from the SEC, other federal and state regulators, and self-regulatory organizations. For example, the research areas of investment banks have been and remain the subject of heightened regulatory scrutiny, which has led to increased restrictions on the interaction between equity research analysts and investment banking personnel at securities firms. Regulations have also been focusing on potential conflicts of interest or issues relating to impermissible disclosure of material nonpublic information. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if it fails to do so. Such policies and procedures to address or limit actual or perceived conflicts may also result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation.
The Company is subject to third party litigation risk and regulatory risk which could result in significant liabilities and reputational harm which, in turn, could materially adversely affect its business, results of operations and financial condition.
The Company depends to a large extent on its reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with the Company's services, it may be relatively more damaging to the Company than to other businesses. Moreover, the Company's role as advisor to clients on underwriting or merger and acquisition transactions involves complex analysis and the exercise of professional judgment, including rendering "fairness opinions" in connection with mergers and other transactions. Such activities may subject the Company to the risk of significant legal liabilities, not covered by insurance, to clients and aggrieved third parties, including stockholders of clients who could commence litigation against the Company. Moreover, many of the clients within the Company’s sectors tend to have higher risk profiles than more established companies, particularly healthcare and cannabis companies. Cowen currently is, and may in the future be, named as a defendant in securities-class action lawsuits alleging violations of the securities laws. Although the Company's investment banking engagements typically include broad indemnities from its clients and provisions to limit exposure to legal claims relating to such services, these provisions may not protect the Company, may not be enforceable, or may be with foreign companies requiring enforcement in foreign jurisdictions which may raise the costs and decrease the likelihood of enforcement. As a result, the Company may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and/or adverse judgments. In addition, in some instances Cowen Prime serves as a registered investment advisor providing advice to retail investors and retaining discretion over some retail investment accounts. The Company could be exposed to potential litigation and liability if any of these clients are not satisfied with the investment advisory services being provided. Substantial legal liability or significant regulatory action against the Company could have a material adverse effect on our results of operations or cause significant reputational harm, which could seriously harm our business and prospects.
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
Due to the combination of our investment management and investment banking businesses, we face an increased potential for conflicts of interest, including situations where our services to a particular client or investor or our own interests in our investments conflict with the interests of another client. Such conflicts may also arise if our investment banking businesses have access to material non-public information that may not be shared with our investment management business or vice versa. Additionally, our regulators have the ability to scrutinize our activities for potential conflicts of interest, including through detailed examinations of specific transactions.
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
Our business could be adversely affected by the ongoing impact of MiFID II in Europe.
MiFID II, which went into effect in January 2018, regulates the provision of investment services and activities throughout the European Economic Area. MiFID II requires that investment managers and investment advisors located in the E.U. "unbundle" research costs from commissions. As a result, investment firms subject to MiFID II may no longer pay for research using client commissions or "soft dollars". Such costs must now be paid directly by the investment firm or through a research payment account funded by clients and governed by a budget that is agreed by the client. We cannot predict the long-term effects that this new regulation will have on our research and sales and trading businesses. If investment managers and investment advisors reduce their spending on research or decide to trade with other broker-dealers as a result of the MiFID II regulations our business could be adversely affected.
The U.K. exit from the E.U. could adversely impact our business, results of operations and financial condition.
The effects of the U.K.'s decision to leave the European Union (commonly referred to as "Brexit") on us will depend on any agreements the U.K. makes to retain access to E.U. markets (including for financial services) either during the transitional period or more permanently. Brexit is expected to significantly affect the fiscal, monetary and regulatory landscape in the U.K., and could have a material impact on its economy and the future growth of its various industries, including the financial services industry in which we operate.
We conduct business in Europe primarily through our U.K. subsidiaries. Depending on the final terms of Brexit, we could face new regulatory costs and challenges. For instance, our U.K. subsidiaries may not be able to rely on the existence of a "passporting" regime that allows immediate access to the single E.U. market. If this occurred, we may need to establish one or more new regulated subsidiaries in the E.U. in order to provide our trading platform and certain post-trade services to clients in the E.U.
Changes to U.K. immigration policy could likewise occur as a result of Brexit. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any such new laws and regulations in the U.K. may be difficult and/or costly to implement.
Although it is not possible at this point in time to predict the effects of the exit of the U.K. from the E.U., any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations. In addition, Brexit may impact our ability to comply with the extensive government regulation to which we are subject.
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
Other Risks to Our Stockholders
The ability to use our tax net operating loss ("NOL") carryforwards could be limited.
As of December 31, 2019, we had NOL carryforwards of $175.1 million available for use in future years. Section 382 of the IRC, as amended, provides that if a loss corporation undergoes an "ownership change" the use of its pre-change losses is limited, generally, to an amount each year equal to the product of the value of the Company's equity and the long-term tax-exempt rate for the month in which the ownership change occurs. An "ownership change" is defined as an increase in the ownership of the loss corporation by so-called 5% shareholders of more than 50% over a rolling three-year period. Cowen did not undergo an ownership change during 2019.
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
At December 31, 2019, we have significant deferred tax assets that we have recognized based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We have recognized deferred tax assets because management believes, based on earnings and financial projections, that it is more likely than not that we will have sufficient future earnings to utilize these assets to offset future income tax liabilities. We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets requires us to apply significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty and ultimately depends on the existence of sufficient future taxable income. There can be no assurance that we will achieve sufficient future taxable income as the basis for the ultimate realization of our deferred tax assets. Changes in facts and circumstances or unforeseen negative economic developments could require us to establish a valuation allowance in the future, potentially causing a material adverse effect on our future operating results and financial condition. Our deferred tax assets may also be impacted by new legislation or regulation.
The terms of our Series A Convertible Preferred Stock contains certain restrictions on our operations.
The certificate of designations governing our Series A Convertible Preferred Stock contains certain restrictions on our and our subsidiaries' ability to, among other things, pay dividends on, redeem or repurchase our Class A common stock and, under certain circumstances, our Series A Convertible Preferred Stock, and to issue additional preferred stock. Additionally, if dividends on our Series A Convertible Preferred Stock are in arrears and unpaid for at least six or more quarterly periods, the holders (voting as a single class) of our outstanding Series A Convertible Preferred Stock will be entitled to elect two additional directors to our Board of Directors until paid in full.
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
In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock are reserved for issuance upon vesting of restricted stock units and upon the conversion of the 2022 Convertible Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of our securities and impair our ability to raise capital through the sale of additional equity securities.

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal offices, all of which are leased, are located in New York City, Boston, San Francisco and London.  Our other offices, all of which are leased, are located in Atlanta, Chicago, Cleveland, Greenwich, Houston, Lake Mary, Stamford, Washington D.C., Luxembourg, Belfast, and other various locations.  Our corporate headquarters are located in New York, New York and comprise approximately 124,000 square feet of leased space pursuant to a lease agreement through 2024. Our additional New York locations are comprised of approximately 46,000 square feet pursuant to lease agreements through 2025.  We lease approximately 23,000 square feet of space in Boston pursuant to lease agreements expiring through 2023.  In San Francisco, we lease approximately 26,000 square feet of space, pursuant to lease agreements expiring through 2025.  Our London offices are subject to lease agreements expiring through 2022.

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

In the ordinary course of business, the Company and Related Parties are also subject to governmental and regulatory examinations, information gathering requests (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Certain of our affiliates and subsidiaries are registered broker-dealers, futures commission merchants, investment advisers or other regulated entities and, in those capacities, are subject to regulation by various U.S., state and foreign securities, commodity futures and other regulators. In connection with formal and informal inquiries by these regulators, we receive requests and orders seeking documents and other information in connection with various aspects of our regulated activities.
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
Not Applicable.
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price Information and Stockholders
Our Class A common stock is listed and trades on the NASDAQ Global Market under the symbol "COWN." As of March 3, 2020, there were approximately 38 holders of record of our Class A common stock. This number does not include stockholders for whom shares were held in "nominee" or "street" name.
Dividend Policy
On February 11, 2020 the Board of Directors declared a quarterly cash dividend of $0.04 per share of Class A common stock payable on March 16, 2020, to stockholders of record on March 2, 2020.

We credit dividend equivalents on all unvested Restricted Stock Units and Performance Share Awards concurrently with the payment of dividends to the holders of Class A common shares. The dividend equivalents have the same vesting and delivery terms as the underlying award agreements relating to the Restricted Stock Units and Performance Share Awards.

The declaration and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors will take into account: general economic and business conditions; our financial condition and operating results; our available cash and current and anticipated cash needs; capital requirements; contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us; and such other factors as our board of directors may deem relevant.

Issuer Purchases of Equity Securities: Sales of Unregistered Securities
As of December 31, 2019, the Company's Board of Directors has approved a share repurchase program that authorizes the Company to purchase up to $216.0 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. The specific timing and amount of repurchases will vary depending on various factors, including, among others, market conditions and competing needs for the use of our capital. We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1. During the year ended December 31, 2019, through the share repurchase program, the Company repurchased 2,233,636 shares of Cowen Class A common stock at an average price of $15.44 per share.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the year ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month 1 (January 1, 2019 – January 31, 2019)
Common stock repurchases(1)	—	$—	—	$10,000,465
Employee transactions(2)	1,032	$14.37	—	—
Other (3)	3,331	$14.52	—	—
Total	4,363	$16.46	—
Month 2 (February 1, 2019 – February 28, 2019)
Common stock repurchases(1)	—	$—	—	$10,000,465
Employee transactions(2)	1,461	$15.03	—	—
Other (3)	—	—	—	—
Total	1,461	$15.03	—
Month 3 (March 1, 2019 – March 31, 2019)
Common stock repurchases(1)	315,400	$14.77	315,400	$5,342,862
Employee transactions(2)	320,734	$14.45	—	—
Other (3)	—	—	—	—
Total	636,134	$14.61	315,400
Month 4 (April 1, 2019 – April 30, 2019)
Common stock repurchases(1)	—	$—	—	$25,000,000
Employee transactions(2)	8,961	$14.65	—	—
Other (3)	—	—	—	—
Total	8,961	$14.48	—
Month 5 (May 1, 2019 – May 31, 2019)
Common stock repurchases(1)	—	$—	—	$25,000,000
Employee transactions(2)	8,903	$15.87	—	—
Other (3)	4,737	$15.40	—	—
Total	13,640	$15.71	—
Month 6 (June 1, 2019 – June 30, 2019)
Common stock repurchases(1)	461,830	$15.93	461,830	$17,643,048
Employee transactions(2)	201,353	$15.57	—	—
Other (3)	—	$—	—
Total	663,183	$15.82	461,830
Month 7 (July 1, 2019 – July 31, 2019)
Common stock repurchases(1)	—	$—	—	$17,643,131
Employee transactions(2)	7,643	$16.46	—	—
Other (3)	—	$—	—	—
Total	7,643	$16.46	—
Month 8 (August 1, 2019 – August 31, 2019)
Common stock repurchases(1)	378,364	$15.73	378,364	$11,691,185
Employee transactions(2)	—	$—	—	—
Other (3)	2,849	$16.19	—	—
Total	381,213	$15.73	378,364
Month 9 (September 1, 2019 – September 30, 2019)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Common stock repurchases(1)	284,802	$15.64	284,802	$7,237,804
Employee transactions(2)	124,705	$15.62	—	—
Other (3)	—	$—	—	—
Total	409,507	$15.63	284,802
Month 10 (October 1, 2019 – October 31, 2019)
Common stock repurchases(1)	—	$—	—	$25,000,000
Employee transactions(2)	1,308	$15.18	—	—
Other (3)	882	$15.82	—	—
Total	2,190	$15.44	—
Month 11 (November 1, 2019 – November 30, 2019)
Common stock repurchases(1)	432,308	$14.99	432,308	$18,521,025
Employee transactions(2)	—	$—	—	—
Total	432,308	$14.99	432,308
Month 12 (December 1, 2019 – December 31, 2019)
Common stock repurchases(1)	360,932	$15.48	360,932	$12,934,590
Employee transactions(2)	329,287	$15.32	—	—
Other (3)	17,888	$15.37	—	—
Total	708,107	$15.40	360,932

Total (January 1, 2019 – December 31, 2019)
Common stock repurchases(1)	2,233,636	$15.44	2,233,636	$12,934,590
Employee transactions(2)	1,005,387	$15.14	—	—
Other (3)	29,687	$15.37	—	—
Total	3,268,710	$15.35	2,233,636
(1) The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $216.0 million of the Company's outstanding common stock.
(2) Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards or other similar transactions.
(3)  Represents shares of common stock distributed to the Company from an escrow account established to satisfy the Company's indemnification claims arising under the terms of the purchase agreement entered into in connection with the Company's acquisition of Convergex Group, LLC.

Item 6.    Selected Financial Data
The following table sets forth our selected consolidated financial and other data for the years ended December 31, 2019, 2018, 2017, 2016, and 2015. The selected consolidated statements of financial condition data and consolidated statements of operations data as of and for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 have been derived from our audited consolidated financial statements. Any presentation reclassifications made in filings subsequent to the associated Form 10-K filing for each year have been applied here retrospectively as well. Our selected consolidated financial data are only a summary and should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands except per share data)
Consolidated Statements of Operations Data:
Revenues
Investment banking	$375,025	$357,222	$223,614	$133,279	$222,781
Brokerage	402,747	413,582	293,610	199,180	157,722
Management fees	32,608	29,658	33,245	40,612	41,906
Incentive income	1,547	3,117	5,383	8,334	1,466
Interest and dividends	174,913	108,009	49,440	14,732	13,796
Reimbursement from affiliates	1,026	1,038	2,860	10,504	21,557
Aircraft lease revenue	—	1,852	3,751	4,161	—
Reinsurance premiums	46,335	38,096	30,996	32,459	—
Other revenues	5,433	4,504	8,561	22,355	3,726
Consolidated Funds revenues	9,809	9,838	7,321	5,949	1,613
Total revenues	1,049,443	966,916	658,781	471,565	464,567
Interest and dividends expense	168,628	104,116	60,949	29,308	26,220
Total net revenues	880,815	862,800	597,832	442,257	438,347
Expenses
Employee compensation and benefits	535,772	512,627	404,087	310,038	321,386
Non-compensation expense	355,959	328,616	249,550	168,804	154,458
Reinsurance claims, commissions and amortization of deferred acquisition costs	44,070	41,086	30,486	29,904	—
Goodwill impairment	4,100	—	—	—	—
Consolidated Funds expenses	8,963	8,615	12,526	9,064	2,310
Total expenses	948,864	890,944	696,649	517,810	478,154
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	80,409	68,043	76,179	23,381	36,789
Bargain purchase gain	—	—	6,914	—	—
Gain/(loss) on debt extinguishment	—	(556)	(16,039)	—	—
Consolidated Funds net gains (losses)	58,363	56,255	38,725	20,685	14,497
Total other income (loss)	138,772	123,742	105,779	44,066	51,286
Income (loss) before income taxes	70,723	95,598	6,962	(31,487)	11,479
Income tax expense (benefit)	14,853	15,719	44,053	(19,092)	(47,496)
Net income (loss)	55,870	79,879	(37,091)	(12,395)	58,975
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	31,239	37,060	23,791	6,882	15,246
Net income (loss) attributable to Cowen Inc.	24,631	42,819	(60,882)	(19,277)	43,729
Preferred stock dividends	6,792	6,792	6,792	6,792	4,075
Net income (loss) attributable to Cowen Inc. common stockholders	$17,839	$36,027	$(67,674)	$(26,069)	$39,654

Weighted average common shares outstanding:
Basic (a)	29,525	29,545	29,492	26,857	27,522
Diluted (a)	31,286	30,735	29,492	26,857	29,043
Earnings (loss) per share:
Basic (a)	$0.60	$1.22	$(2.29)	$(0.97)	$1.44
Diluted (a)	$0.57	$1.17	$(2.29)	$(0.97)	$1.37
 (a) Share and per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016.

	As of December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Consolidated Statements of Financial Condition Data:
Total assets	$5,162,025	$3,346,303	$3,296,252	$2,018,523	$1,787,659
Total liabilities	3,866,575	2,270,093	2,107,629	866,668	810,755
Redeemable non-controlling interests	391,275	216,923	335,017	280,527	140,039
Nonredeemable non-controlling interests	94,320	64,880	105,587	98,678	46,872
Total Stockholders' Equity	$809,855	$794,407	$748,019	$772,650	$789,993

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
Overview

Cowen Inc., a Delaware corporation formed in 2009, is a diversified financial services firm that, together with its consolidated subsidiaries (collectively, "Cowen" or the "Company"), provides investment banking, research, sales and trading, prime brokerage, global clearing and commission management services and investment management through its two business segments: the Operating Company ("Op Co") and the Asset Company ("Asset Co").
Operating Company
The Op Co segment consists of four divisions: the Cowen Investment Management ("CIM") division, the Investment Banking division, the Markets division and the Research division. The Company refers to the Investment Banking division, the Markets division and the Research division collectively as its investment banking businesses. Op Co's CIM division includes advisers to investment funds (including private equity structures and privately placed hedge funds), and registered funds. Op Co's investment banking businesses offer industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research, sales and trading platforms for institutional investors, global clearing and commission management services and also a comprehensive suite of prime brokerage services.
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
Op Co's investment banking businesses include investment banking, research, sales and trading, prime brokerage, global clearing and commission management services provided primarily to companies and institutional investor clients. Sectors covered by Op Co's investment banking business include healthcare, technology, media and telecommunications, consumer, industrials, information and technology services, and energy. We provide research and brokerage services to over 6,000 domestic and international clients seeking to trade securities and other financial instruments, principally in our sectors. The investment banking businesses also offer a full-service suite of introduced prime brokerage services targeting emerging private fund managers. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies. From time to time, the Company invests in private capital raising transactions of its investment banking clients.
Asset Company
The Asset Co segment consists of the Company's private investments, private real estate investments and other legacy investment strategies. The focus of Asset Co is to drive future monetization of the invested capital of the segment.
Certain Factors Impacting Our Business
Our Company's businesses and results of operations are impacted by the following factors:
•Underwriting, private placement and strategic/financial advisory fees.  Our revenues from investment banking are directly linked to the underwriting fees we earn in equity and debt securities offerings in which the Company acts as an underwriter, private placement fees earned in non-underwritten transactions, sales commissions earned in at-the-market offerings and success fees earned in connection with advising both buyers and sellers, principally in mergers and acquisitions. As a result, the future performance of our investment banking business will depend on, among other things, our ability to secure lead manager and co-manager roles in clients' capital raising transactions as well as our ability to secure mandates as a client's strategic financial advisor.

•Liquidity.  As a clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations, brokers and banks that may be large in relation to our total liquid assets.
•Equity research fees.  Equity research fees are paid to the Company for providing access to equity research. The Company also permits institutional customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. Our ability to generate revenues relating to our equity research depends on the quality of our research and its relevance to our institutional customers and other clients.
•Principal transactions. Principal transactions revenue includes net trading gains and losses from the Company's market-making activities and net trading gains and losses on inventory and other Company positions. Commissions associated with these transactions are also included herein. In certain cases, the Company provides liquidity to clients buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk.
•Commissions.  Our commission revenues depend for the most part on our customer trading volumes and on the notional value of the non-U.S. securities traded by our customers.
•Investment performance.  Our revenues from incentive income are linked to the performance of the investment funds and accounts that we manage. Performance also affects assets under management because it influences investors' decisions to invest assets in, or withdraw assets from, the investment funds and accounts managed by us.
•Fee and allocation rates.  Our management fee revenues are linked to the management fee rates we charge as a percentage of contributed and invested capital. Our incentive income revenues are linked to the incentive allocation rates we charge as a percentage of performance-driven asset growth. Our incentive allocations are generally subject to "high-water marks," whereby incentive income is generally earned by us only to the extent that the net asset value of an investment fund at the end of a measurement period exceeds the highest net asset value as of the end of the earlier measurement period for which we earned incentive income. Our incentive allocations, in some cases, are subject to performance hurdles. Additionally, our revenues from management fees are directly linked to assets under management. Positive performance in our legacy funds increases assets under management which results in higher management fees.
•Investment performance of our own capital.  We invest our own capital and the performance of such invested capital affects our revenues.  Investment income in the investment bank business includes gains and losses generated by the capital the Company invests in private capital raising transactions of its investment banking clients.  Our revenues from investment income are linked to the performance of the underlying investments.
External Factors Impacting Our Business
Our financial performance is highly dependent on the environment in which our businesses operate. We believe a favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low interest rates, low unemployment, strong business profitability and high business and investor confidence. Unfavorable or uncertain economic or market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability (or increases in the cost of) credit and capital, increases in inflation or interest rates, exchange rate volatility, unfavorable global asset allocation trends, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in the capital markets, or a combination of these or other factors. Our businesses and profitability have been and may continue to be adversely affected by market conditions in many ways, including the following:
•Our investment bank business has been, and may continue to be, adversely affected by market conditions. Increased competition continues to affect our investment banking and capital markets businesses. The same factors also affect trading volumes in secondary financial markets, which affect our brokerage business. Commission rates, market volatility, increased competition from larger financial firms and other factors also affect our brokerage revenues and may cause these revenues to vary from period to period.
•Our investment management business can be adversely affected by unanticipated levels of requested redemptions. We experienced significant levels of requested redemptions during the 2008 financial crisis and, while the environment for investing in investment management products has since improved, it is possible that we could intermittently experience redemptions above historical levels, regardless of investment fund performance.
•Our investment bank business focuses primarily on small to mid-capitalization and private companies in specific industry sectors. These sectors may experience growth or downturns independent of general economic and market conditions, or may face market conditions that are disproportionately better or worse than those impacting the economy and markets generally. In addition, increased government regulation has had, and may continue to have, a disproportionate effect on capital formation by smaller companies. Therefore, our investment bank business could be affected differently than overall market trends.
Our businesses, by their nature, do not produce predictable earnings. Our results in any period can be materially affected by conditions in global financial markets and economic conditions generally. We are also subject to various legal and regulatory actions that impact our business and financial results.
Recent Developments
On February 11, the Board of Directors declared a quarterly cash dividend payable on its common stock of $1.25 million, or $0.04 per common share, payable on March 16, 2020, to stockholders of record on March 2, 2020.
Basis of presentation
The Company's consolidated financial statements are prepared in accordance with US GAAP as promulgated by the Financial Accounting Standards Board ("FASB") through Accounting Standards Codification as the source of authoritative accounting principles in the preparation of financial statements of the Company appearing in Part IV of this Form 10-K and include the accounts of the Company, its subsidiaries, and entities in which the Company has a controlling financial interest or a substantive, controlling general partner interest. All material intercompany transactions and balances have been eliminated in consolidation. Certain fund entities that are consolidated in the consolidated financial statements, are not subject to these consolidation provisions with respect to their own investments pursuant to their specialized accounting.
The Company serves as the managing member/general partner and/or investment manager to affiliated fund entities which it sponsors and manages. Certain of these funds in which the Company has a substantive, controlling managing member/general partner interest are consolidated with the Company pursuant to US GAAP as described below (the "Consolidated Funds"). Consequently, the Company's consolidated financial statements reflect the assets, liabilities, income and expenses of the Consolidated Funds on a gross basis. The ownership interests in the Consolidated Funds which are not owned by the Company are reflected as redeemable or nonredeemable non-controlling interests, depending on the non-controlling interest holder's redemption rights, in consolidated subsidiaries in the consolidated financial statements appearing elsewhere in this Form 10-K. The management fees and incentive income earned by the Company from the Consolidated Funds are eliminated in consolidation.
Acquisition
On January 2, 2019, the Company, together with its indirect wholly owned subsidiaries, Cowen International Ltd and Cowen QN Acquisition LLC, completed its previously announced acquisition of Quarton International AG through the acquisition of all of the outstanding equity interest of Quarton International AG's affiliated combining companies, Quarton Management AG, Quarton International Europe AG, Quarton Partners, LLC and Quarton Securities GP, LLC (which owns a U.S. Securities Exchange Commission ("SEC") registered broker-dealer that was subsequently renamed to Cowen Securities LP), comprising the U.S. and European operations of the acquired combining companies (collectively "Quarton"). Quarton is a group of leading global financial advisory companies serving the middle market.
Expenses
The Company's expenses consist of compensation and benefits, reinsurance costs, general, administrative and other, and Consolidated Funds expenses.
•Compensation and Benefits.  Compensation and benefits is comprised of salaries, benefits, discretionary cash bonuses and equity-based compensation. Annual incentive compensation is variable, and the amount paid is generally based on a combination of employees' performance, their contribution to their business segment, and the Company's performance. Generally, compensation and benefits comprise a significant portion of total expenses, with annual incentive compensation comprising a significant portion of total compensation and benefits expenses.
•Reinsurance claims, commissions and amortization of deferred acquisition costs. Reinsurance related expenses reflect loss and claim reserves, acquisition costs and other expenses incurred with respect to our insurance and reinsurance operations.
•Operating, General and Administrative.  General, administrative and other expenses are primarily related to professional services, occupancy and equipment, business development expenses, communications, expenses associated with our reinsurance business and other miscellaneous expenses. These expenses may also include certain one-time charges and non-cash expenses.
•Consolidated Funds Expenses.  The Company's consolidated financial statements reflect the expenses of the Consolidated Funds and the portion attributable to other investors is allocated to a non-controlling interest.

Income Taxes
The taxable results of the Company's U.S. operations are subject to U.S. federal, state and local taxation as a corporation. The Company is also subject to foreign taxation on income it generates in certain countries.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. Deferred tax liabilities that cannot be realized in a similar future time period and thus that cannot offset the Company's deferred tax assets are not taken into account when calculating the Company's net deferred tax assets.
The Company continues to monitor the financial statement impact of the Tax Cuts and Jobs Act ("TCJ Act") enacted in 2017 as regulations and formal guidance continue to be issued.
Non-controlling Interests
Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities. When non-controlling interest holders have redemption features that can be exercised at the option of the holder currently or contingent upon the occurrence of future events, their ownership has been classified as temporary equity. The remaining non-controlling interests have been classified in permanent equity as the non-controlling interests are either not redeemable at the option of the holder or the holder does not have the unilateral right to redeem their ownership interests.
Investment Fund Performance and Assets Under Management
For the quarter ended December 31, 2019, the Company's activist and merger arbitrage investment strategies (including the merger arbitrage focused UCITS fund) had, in the aggregate, positive results. The Company's healthcare royalty strategy's third investment fund is now fully committed and allocations are now being made to the strategy's fourth fund. Our private healthcare strategy continues to deploy capital, having made sixteen investments in its second fund by the end of the quarter ended December 31, 2019 and with a pipeline of opportunities ahead. The liquidation of certain multi-strategy hedge funds advised by the Company also continues.
As of December 31, 2019, the Company had assets under management of $11.4 billion.

Capability	Private Healthcare Investments	Healthcare Royalties	Activism	Merger Arbitrage	Sustainability	Other (a)
(dollars in millions)
AUM	$681	$3,261	$5,958	$590	$211	$709
Team
Private Equity	✓	✓			✓
Hedge Fund			✓	✓
Managed Account		✓	✓	✓
UCITS				✓
Other						✓
(a) Other capabilities include private equity funds, legacy funds, and other trading strategies.
The Company's Invested Capital
The Company invests a significant portion of its capital base to help drive results and facilitate the growth of the Op Co and Asset Co business segments. Within Op Co, management allocates capital to three primary investment categories: (i) broker-dealer capital and related trading strategies; (ii) liquid alternative trading strategies; and (iii) public and private health care strategies. Broker-dealer capital and related trading strategies include capital investments in the Company's broker-dealers as well as securities finance and special purpose acquisition company trading strategies to grow liquidity and returns within operating businesses.  Much of the Company's public and private healthcare strategies and liquid alternative trading strategies portfolios are invested alongside the Company's investment management clients. The Company's liquid alternative trading strategies include merger arbitrage and activist fund strategies. In addition, from time to time, the Company makes investments in private capital raising transactions of its investment banking clients.

The Company allocates capital to Asset Co's private investments. Asset Co's private investments include the Company's investment in Italian wireless broadband provider Linkem, private equity funds Formation8 and Eclipse and legacy real estate investments.
As of December 31, 2019, the Company's invested capital amounted to a net value of $717.6 million (supporting a long market value of $724.8 million), representing approximately 89% of Cowen's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen's stockholders' equity as of December 31, 2019. The total net values presented in the table below do not tie to Cowen's consolidated statement of financial condition as of December 31, 2019 because they represent only some of the line items in the accompanying consolidated statement of financial condition.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Op Co
Broker-dealer capital and related trading	$436.1	61%
Public and Private Healthcare	65.4	9%
Liquid Alternative Trading	79.1	11%
Asset Co
Private Investments	126.5	18%
Private Real Estate	10.5	2%
Total	717.6	89%
Cowen Inc. Stockholders' Equity	$809.9	100%
The allocations shown in the table above will change over time.
Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) (which is a non-GAAP measure) of our Op Co and Asset Co segments follows the discussion of our total consolidated US GAAP results. Economic Income (Loss) reflects, on a consistent basis for all periods presented in the Company's consolidated financial statements, income earned from the Company's investment funds and managed accounts and from its own invested capital. Economic Income (Loss) excludes certain adjustments required under US GAAP. See the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company-Segment Analysis and Economic Income (Loss)," and Note 27 to the accompanying Company's consolidated financial statements, appearing elsewhere in this Form 10-K, for a reconciliation of Economic Income (Loss) to total Company US GAAP net income (loss).

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

	Consolidated Statements of Operations
	Year Ended December 31,		Period to Period
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$375,025	$357,222	$17,803	5%
Brokerage	402,747	413,582	(10,835)	(3)%
Management fees	32,608	29,658	2,950	10%
Incentive income	1,547	3,117	(1,570)	(50)%
Interest and dividends	174,913	108,009	66,904	62%
Reimbursement from affiliates	1,026	1,038	(12)	(1)%
Aircraft lease revenue	—	1,852	(1,852)	NM
Reinsurance premiums	46,335	38,096	8,239	22%
Other revenues	5,433	4,504	929	21%
Consolidated Funds revenues	9,809	9,838	(29)	—%
Total revenues	1,049,443	966,916	82,527	9%
Interest and dividends expense	168,628	104,116	64,512	62%
Total net revenues	880,815	862,800	18,015	2%
Expenses
Employee compensation and benefits	535,772	512,627	23,145	5%
Reinsurance claims, commissions and amortization of deferred acquisition costs	44,070	41,086	2,984	7%
Operating, general, administrative and other expenses	335,499	316,180	19,319	6%
Depreciation and amortization expense	20,460	12,436	8,024	65%
Goodwill impairment	4,100	—	4,100	NM
Consolidated Funds expenses	8,963	8,615	348	4%
Total expenses	948,864	890,944	57,920	7%
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	80,409	68,043	12,366	18%
Gain/(loss) on debt extinguishment	—	(556)	556	NM
Consolidated Funds net gains (losses)	58,363	56,255	2,108	4%
Total other income (loss)	138,772	123,742	15,030	12%
Income (loss) before income taxes	70,723	95,598	(24,875)	(26)%
Income tax expense (benefit)	14,853	15,719	(866)	(6)%
Net income (loss)	55,870	79,879	(24,009)	(30)%
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	31,239	37,060	(5,821)	(16)%
Net income (loss) attributable to Cowen Inc.	24,631	42,819	(18,188)	(42)%
Preferred stock dividends	6,792	6,792	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$17,839	$36,027	$(18,188)	(50)%
Revenues
Investment Banking
Investment banking revenues increased $17.8 million to $375.0 million for the year ended December 31, 2019 compared with $357.2 million in the prior year period. During the year ended December 31, 2019, the Company completed 126 capital markets transactions, 48 strategic advisory transactions and 14 debt capital markets transactions. During the year ended December 31, 2018, the Company completed 114 underwriting transactions, 30 strategic advisory transactions and seven debt capital markets transactions.
Brokerage
Brokerage revenues decreased $10.9 million to $402.7 million for the year ended December 31, 2019 compared with $413.6 million in the prior year period. This was attributable to a decrease in institutional services and cross asset revenues partially offset by an increase in commission management revenue.  Customer trading volumes across the industry (according to Bloomberg) decreased 4% for the year ended December 31, 2019 compared to the prior year period.

Management Fees
Management fees increased $2.9 million to $32.6 million for the year ended December 31, 2019 compared with $29.7 million in the prior year period. This increase is primarily related to the healthcare royalty business.
Incentive Income
Incentive income decreased $1.6 million to $1.5 million for the year ended December 31, 2019, compared with $3.1 million in the prior year period. This decrease is primarily related to the merger arbitrage business. Revenue recognition standards, effective January 1, 2018, require the Company to recognize the majority of incentive income allocated to the Company as net gains (losses) on securities, derivatives and other investments or as incentive income when the fees are no longer subject to reversal or are crystalized.
Interest and Dividends
Interest and dividends increased $66.9 million to $174.9 million for the year ended December 31, 2019 compared with $108.0 million in the prior year period. This is primarily attributable to securities financing activities. The increase in the securities finance activity is due to customer demand which has created greater matched book opportunities for both domestic and international securities.
Reimbursements from Affiliates
Reimbursements from affiliates remained fairly flat at $1.0 million for the year ended December 31, 2019 and the prior year period.
Aircraft Lease Revenue
Aircraft lease revenue ceased at the end of 2018 due to our exit from the aviation business.
Reinsurance Premiums
Reinsurance premiums increased $8.2 million to $46.3 million for the year ended December 31, 2019 compared with $38.1 million in the prior year period. This increase is due to a higher change in unearned premiums in 2019 compared to 2018 as well as higher premium volume from renewed policies in 2019 compared to 2018.
Other Revenues
Other revenues increased $0.9 million to $5.4 million for the year ended December 31, 2019 compared with $4.5 million in the prior year period.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $0.1 million to $9.8 million for the year ended December 31, 2019 compared with $9.8 million in the prior year period. The decrease is due to earning less interest and dividends income from the Consolidated Funds.
Interest and Dividends Expenses
Interest and dividends expenses increased $64.5 million to $168.6 million for the year ended December 31, 2019 compared with $104.1 million in the prior year period. This is primarily attributable to securities finance activities. The increase in the securities finance activity is due to customer demand which has created greater matched book opportunities for both domestic and international securities.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $23.2 million to $535.8 million for the year ended December 31, 2019 compared with $512.6 million in the prior year period. The increase is primarily due to a higher compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 45% for the year ended December 31, 2019, compared with 47% in the prior year period.
Reinsurance Claims, Commissions and Amortization of Deferred Acquisition Costs
Reinsurance related expenses increased $3.0 million to $44.1 million for the year ended December 31, 2019 compared with $41.1 million in the prior year period. This increase is primarily due to additional reinsurance related expenses in 2019 from additional reinsurance policies, partially offset by a better claims experience in 2019 compared to 2018.

Operating, General, Administrative and Other Expenses
Operating, general, administrative and other expenses increased $19.3 million to $335.5 million for the year ended December 31, 2019 compared with $316.2 million in the prior year period. The increase is primarily related to increased professional fees and client servicing and business development costs.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $8.1 million to $20.5 million for the year ended December 31, 2019 compared with $12.4 million in the prior year period. The increase in amortization expense primarily related to intangibles acquired through the Quarton acquisition in January 2019.
Goodwill Impairment
In conjunction with the Company's change in segments, during the second quarter of 2019, the Company restructured its historical investment management reporting unit between the Op Co's CIM division reporting unit and the Asset Co reporting unit. Based on the change in segments and restructuring of reporting units, the Company determined that it was necessary to perform a quantitative impairment test. The Company estimated the fair value of its reporting units immediately before and after the change in segments and restructuring of reporting units using the income and market approach, which involves estimates of future cash flows, discount rates, economic forecast and other assumptions, which are then used in the market approach (earnings and/or transactions multiples) and/or income approach (discounted cash flow method). During the second quarter of 2019, based on the results of the impairment analysis performed, the Company recognized a goodwill impairment in the amount of $4.1 million within the Asset Co reporting unit.
Consolidated Funds Expenses
Consolidated Funds expenses increased $0.4 million to $9.0 million for the year ended December 31, 2019 compared with $8.6 million in the prior year period. The increase is due to increased professional, advisory and other fees expenses in the Consolidated Funds.
Other Income (Loss)
Other income (loss) increased $15.1 million to $138.8 million for the year ended December 31, 2019 compared with $123.7 million in the prior year period. The increase primarily relates to an increase in performance in the Company's own invested capital. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Income Taxes
Income tax expense decreased $0.9 million to $14.9 million for the year ended December 31, 2019 compared with an income tax expense of $15.7 million in the prior year period. This change is primarily attributable to the change in the Company's income before income taxes and non-deductible expenses for the respective periods.
Net Income (Loss) Attributable to Non-controlling Interests
Net income (loss) attributable to non-controlling interests decreased $5.9 million to $31.2 million for the year ended December 31, 2019 compared with $37.1 million in the prior year period. The decrease was primarily the result of a decrease in income earned by the Consolidated Funds in the current year period. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

	Consolidated Statements of Operations
	Year Ended December 31,		Period to Period
	2018	2017	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$357,222	$223,614	$133,608	60%
Brokerage	413,582	293,610	119,972	41%
Management fees	29,658	33,245	(3,587)	(11)%
Incentive income	3,117	5,383	(2,266)	(42)%
Interest and dividends	108,009	49,440	58,569	118%
Reimbursement from affiliates	1,038	2,860	(1,822)	(64)%
Aircraft lease revenue	1,852	3,751	(1,899)	(51)%
Reinsurance premiums	38,096	30,996	7,100	23%
Other revenues	4,504	8,561	(4,057)	(47)%
Consolidated Funds revenues	9,838	7,321	2,517	34%
Total revenues	966,916	658,781	308,135	47%
Interest and dividends expense	104,116	60,949	43,167	71%
Total net revenues	862,800	597,832	264,968	44%
Expenses
Employee compensation and benefits	512,627	404,087	108,540	27%
Reinsurance claims, commissions and amortization of deferred acquisition costs	41,086	30,486	10,600	35%
Depreciation and amortization	12,436	13,078	(642)	(5)%
General, administrative and other expenses	316,180	227,709	88,471	39%
Restructuring costs	—	8,763	(8,763)	NM
Consolidated Funds expenses	8,615	12,526	(3,911)	(31)%
Total expenses	890,944	696,649	194,295	28%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	68,043	76,179	(8,136)	(11)%
Bargain purchase gain, net of tax	—	6,914	(6,914)	NM
Gain/(loss) on debt extinguishment	(556)	(16,039)	15,483	(97)%
Consolidated Funds net gains (losses)	56,255	38,725	17,530	45%
Total other income (loss)	123,742	105,779	17,963	17%
Income (loss) before income taxes	95,598	6,962	88,636	(1,273)%
Income tax expense (benefit)	15,719	44,053	(28,334)	64%
Net income (loss)	79,879	(37,091)	116,970	315%
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	37,060	23,791	13,269	56%
Net income (loss) attributable to Cowen Inc.	42,819	(60,882)	103,701	170%
Preferred stock dividends	6,792	6,792	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$36,027	$(67,674)	$103,701	153%
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
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $108.5 million to $512.6 million for the year ended December 31, 2018 compared with $404.1 million in the prior year period. The increase is primarily due to $308.1 million higher total revenues and $17.9 million higher other income (loss) during 2018 as compared to 2017 resulting in a higher compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 47% for the year ended December 31, 2018, compared with 53% in the prior year period.
Reinsurance Claims Commissions
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
Income Taxes
Income tax expense decreased $28.4 million to $15.7 million for the year ended December 31, 2018 compared with an income tax expense of $44.1 million in the prior year period. This decrease in expense is primarily attributable to the re-measurement in 2017 of the Company's deferred tax assets using the reduced statutory Federal tax rate of the federal tax reform enacted in 2017.
Net Income (Loss) Attributable to Non-controlling Interests
Net income (loss) attributable to non-controlling interests increased $13.3 million to $37.1 million for the year ended December 31, 2018 compared with $23.8 million in the prior year period. The increase was primarily the result of an increase in income earned by the merger arbitrage Consolidated Fund in the current year period. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
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

Segment Analysis and Economic Income (Loss)
Segments
The Company conducts its operations through two segments: Op Co and Asset Co. For a more detailed discussion regarding the Company's recent change in segments, see Part I Item 1. Business "Overview" section.
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
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for Consolidated Funds and excludes (ii) goodwill and intangible impairment (iii) certain other transaction-related adjustments and/or reorganization expenses and (iv) certain costs associated with debt. Economic Operating Income (Loss) represents Economic Income (Loss) before depreciation and amortization expenses. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the activist business and certain investment funds. For US GAAP purposes, all of these items, are recorded in other income (loss). Economic Income (Loss) recognizes (a) incentive fees during periods when the fees are not yet crystallized for US GAAP reporting, (b) start-up costs of a fund over the expected life of the fund and (c) retainer fees, relating to investment banking activities, earned during the period that would otherwise be deferred until closing for US GAAP reporting. In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
Economic Income (Loss) Revenues
The Company's principal sources of Economic Income (Loss) revenues are derived from activities in the following business segments:
The Op Co segment generates revenue through five principal sources: investment banking revenue, brokerage revenue, management fees, incentive income and investment income from the Company's own capital.
The Asset Co segment generates revenue through three principal sources: management fees, incentive income and investment income from the Company's own capital.
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

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

	Year Ended December 31,						Total Period-to-Period
	2019			2018
	Operating Company	Asset Company	Total	Operating Company	Asset Company	Total	$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$352,192	$—	$352,192	$329,061	$—	$329,061	$23,131	7%
Brokerage	440,413	—	440,413	452,299	—	452,299	(11,886)	(3)%
Management fees	43,698	1,976	45,674	43,466	5,709	49,175	(3,501)	(7)%
Incentive income (loss)	45,041	1,152	46,193	16,851	6,896	23,747	22,446	95%
Investment income (loss)	51,344	3,111	54,455	53,593	2,753	56,346	(1,891)	(3)%
Other income (loss)	5,785	58	5,843	(1,619)	451	(1,168)	7,011	(600)%
Total economic income revenues	938,473	6,297	944,770	893,651	15,809	909,460	35,310	4%
Interest expense	22,576	5,449	28,025	17,489	5,524	23,013	5,012	22%
Total net revenues	$915,897	$848	$916,745	$876,162	$10,285	$886,447	$30,298	3%
Economic Income (Loss)
Total Economic Operating Income (Loss) (which is Economic Income (Loss) before depreciation and amortization) was $69.1 million for the year ended December 31, 2019, a decrease of $11.8 million compared to Economic Operating Income (Loss) of $80.9 million in the prior year period. Total Economic Income (Loss) was $48.6 million for the year ended December 31, 2019, a decrease of $20.7 million compared to Economic Income (Loss) of $69.3 million in the prior year period.
Total Economic Income (Loss) revenues were $944.8 million for the year ended December 31, 2019, an increase of $35.3 million compared to Economic Income (Loss) revenues of $909.5 million in the prior year period. This was primarily related to an increase in investment banking and incentive income offset partially by a decrease in brokerage income.
Operating Company Segment Revenues
The Op Co segment Economic Income (Loss) revenues were $938.5 million for the year ended December 31, 2019, an increase of $44.8 million compared to Economic Income (Loss) revenues of $893.7 million in the prior year period.
Investment Banking.    Investment banking revenues increased $23.1 million to $352.2 million for the year ended December 31, 2019 compared with $329.1 million in the prior year period. During the year ended December 31, 2019, the Company completed 126 capital markets transactions, 48 strategic advisory transactions and 14 debt capital markets transactions. During the year ended December 31, 2018, the Company completed 114 underwriting transactions, 30 strategic advisory transactions and seven debt capital markets transactions.
Brokerage.    Brokerage revenues decreased $11.9 million to $440.4 million for the year ended December 31, 2019, compared with $452.3 million in the prior year period. This was attributable to a decrease in institutional services and cross asset revenues partially offset by an increase in commission management revenue.  Customer trading volumes across the industry (according to Bloomberg) decreased 4% for the year ended December 31, 2019 compared to the prior year period.
Management Fees.    Management fees for the segment increased $0.2 million to $43.7 million for the year ended December 31, 2019 compared with $43.5 million in the prior year period. This increase in management fees was primarily related to an increase from our healthcare royalty business partially offset by a decrease in management fees from our activist business.
Incentive Income (Loss).    Incentive income for the segment increased $28.1 million to $45.0 million for the year ended December 31, 2019 compared with $16.9 million in the prior year period. This increase was related to an increase in performance fees from our activist and healthcare investments businesses.
Investment Income (Loss).    Investment income for the segment decreased $2.3 million to $51.3 million for the year ended December 31, 2019 compared with $53.6 million in the prior year period. The decrease primarily relates to a decrease in performance of the Company's own invested capital.
Other Income (Loss).    Other income (loss) for the segment increased $7.4 million to $5.8 million for the year ended December 31, 2019 compared with a loss of $1.6 million in the prior year period. The increase is due to higher premiums and lower claims and claims related reserves from our reinsurance business through 2019 compared to the same period in 2018.

Asset Company Segment Revenues
The Asset Company segment Economic Income (Loss) revenues were $6.3 million for the year ended December 31, 2019, a decrease of $9.5 million compared with Economic Income (Loss) revenues of $15.8 million in the prior year.
Management Fees.    Management fees for the segment decreased $3.7 million to $2.0 million for the year ended December 31, 2019 compared with $5.7 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from the real estate investments.
Incentive Income (Loss).    Incentive income for the segment decreased $5.7 million to $1.2 million for the year ended December 31, 2019 compared with income of $6.9 million in the prior year period. This decrease was related to a decrease in performance fees from the real estate investments and was partially offset by an increase in performance fees from the multi-strategy business.
Investment Income (Loss).    Investment income for the segment increased $0.3 million to $3.1 million for the year ended December 31, 2019, compared with income of $2.8 million in the prior year period. The increase primarily relates to an increase in performance of the Company's own invested capital.
Other Income (Loss).    Other income (loss) for the segment decreased $0.4 million to $0.1 million for the year ended December 31, 2019, compared with $0.5 million in the prior year period.
Interest expense
Interest expense increased $5.0 million to $28.0 million for the year ended December 31, 2019 compared with $23.0 million in the prior year period. Interest expense primarily relates to debt issued. The increase is primarily related to new debt issued in June of 2018 and May of 2019.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $51.1 million to $856.5 million for the year ended December 31, 2019, compared with $805.4 million in the prior year period.
Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, increased $28.0 million to $537.5 million for the year ended December 31, 2019 compared with $509.6 million in the prior year period. The increase is due to a slightly higher compensation to revenue ratio which was 57% for the year ended December 31, 2019 compared with 56% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $6.2 million to $146.7 million for the year ended December 31, 2019 compared with $140.5 million in the prior year period. The increase is primarily related to increased professional, advisory and other fees offset partially by lower expenses from equity investments.
The following table shows the components of the non-compensation expenses—fixed, for the year ended December 31, 2019 and 2018:

	Year Ended December 31,		Period-to-Period
	2019	2018	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$30,097	$29,325	$772	3%
Professional, advisory and other fees	27,975	22,647	5,328	24%
Occupancy and equipment	38,334	39,560	(1,226)	(3)%
Service fees	23,647	20,034	3,613	18%
Expenses from equity investments	7,690	12,001	(4,311)	(36)%
Reimbursement from affiliates	(1,130)	(1,304)	174	(13)%
Other	20,059	18,248	1,811	10%
Total	$146,672	$140,511	$6,161	4%
Depreciation and amortization expenses.  Depreciation and amortization expenses increased to $20.4 million for the year ended December 31, 2019 compared with $11.6 million in the prior year period. The increase in amortization expense primarily related to intangibles acquired through the Quarton acquisition in January 2019.

Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $8.3 million to $151.9 million for the year ended December 31, 2019 compared with $143.6 million in the prior year period. The increase is related to increased marketing and business development costs offset partially by lower brokerage and trade execution costs.
The following table shows the components of the non-compensation expenses—variable, for the year ended December 31, 2019 and 2018:

	Year Ended December 31,		Period-to-Period
	2019	2018	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Brokerage and trade execution costs	$102,336	$106,115	$(3,779)	(4)%
HealthCare Royalty Partners syndication costs	264	529	(265)	(50)%
Expenses related to Luxembourg companies	2,631	3,831	(1,200)	(31)%
Marketing and business development	41,305	31,255	10,050	32%
Other	5,330	1,919	3,411	178%
Total	$151,866	$143,649	$8,217	6%
Non-Controlling Interests
Net income (loss) attributable to non-controlling interests decreased by $0.2 to $4.8 million for the year ended December 31, 2019 compared with $5.0 million in the prior year period. Non-controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

	Year Ended December 31,						Total Period-to-Period
	2018			2017
	Operating Company	Asset Company	Total	Operating Company	Asset Company	Total	$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$329,061	$—	$329,061	$223,614	$—	$223,614	$105,447	47%
Brokerage	452,299	—	452,299	312,780	—	312,780	139,519	45%
Management fees	43,466	5,709	49,175	45,007	10,380	55,387	(6,212)	(11)%
Incentive income (loss)	16,851	6,896	23,747	17,872	8,156	26,028	(2,281)	(9)%
Investment income (loss)	53,593	2,753	56,346	7,204	37,938	45,142	11,204	25%
Other income (loss)	(1,619)	451	(1,168)	3,307	(76)	3,231	(4,399)	(136)%
Total economic income revenues	893,651	15,809	909,460	609,784	56,398	666,182	243,278	37%
Interest Expense	17,489	5,524	23,013	13,599	5,289	18,888	4,125	22%
Total net revenues	$876,162	$10,285	$886,447	$596,185	$51,109	$647,294	$239,153	37%
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
Operating Company Segment Revenues
The Op Co Segment Economic Income (Loss) revenues were $893.7 million for the year ended December 31, 2018, an increase of $283.9 million compared to Economic Income (Loss) revenues of $609.8 million in the prior year period.
Investment Banking. Investment banking revenues increased $105.5 million to $329.1 million for the year ended December 31, 2018 compared with $223.6 million in the prior year period. During the year ended December 31, 2018, the Company completed 114 underwriting transactions, 30 strategic advisory transactions and seven debt capital markets transactions. During the year ended December 31, 2017, the Company completed 103 underwriting transactions, 16 strategic advisory transactions and two debt capital markets transactions. The implied average underwriting fee per transaction was 21.1% greater for the year ended December 31, 2018 as compared to the prior year period.
Brokerage. Brokerage revenues increased $139.5 million to $452.3 million for the year ended December 31, 2018, compared with $312.8 million in the prior year period. This was attributable to an increase in revenues due to the acquisition of Convergex Group in June 2017 and increased revenue in our options and electronic trading businesses. Customer trading volumes across the industry (according to Bloomberg) increased 12% for the year ended December 31, 2018 compared to the prior year period.
Management Fees.    Management fees for the segment decreased $1.5 million to $43.5 million for the year ended December 31, 2018 compared with $45.0 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from the activist business and healthcare royalty business which was only partially offset with an increase in management fees from our private healthcare business.
Incentive Income (Loss).    Incentive income for the segment decreased $1.0 million to $16.9 million for the year ended December 31, 2018 compared with $17.9 million in the prior year period. This decrease was related to a decrease in performance fees from the activist business offset almost completely by an increase in performance fees in our private healthcare and merger arbitrage businesses.
Investment Income (Loss).    Investment income for the segment increased $46.4 million to $53.6 million for the year ended December 31, 2018 compared with $7.2 million in the prior year period. The increase primarily relates to an increase in performance of the Company's own invested capital.

Other Income (Loss).    Other income (loss) for the segment decreased $4.9 million to a loss of $1.6 million for the year ended December 31, 2018 compared with income of $3.3 million in the prior year period. The decrease primarily relates to a decrease in income from the Company's reinsurance business.
Asset Company Segment Revenues
Asset Co segment Economic Income (Loss) revenues were $15.8 million for the year ended December 31, 2018, a decrease of $40.6 million compared with Economic Income (Loss) revenues of $56.4 million in the prior year. .
Management Fees.   Management fees for the segment decreased $4.6 million to $5.8 million for the year ended December 31, 2018 compared with $10.4 million in the prior year period. This decrease in management fees was primarily related to the company's exit of two investment management strategies, one in the fourth quarter of 2017 and the other in the first quarter of 2018. .
Incentive Income (Loss)..    Incentive income for the segment decreased $1.3 million to $6.9 million for the year ended December 31, 2018 compared with $8.2 million in the prior year period. This decrease was related to a net payout related to the performance of certain multi-strategy assets.
Investment Income (Loss).    Investment income for the segment decreased $35.1 million to $2.8 million for the year ended December 31, 2018, compared with $37.9 million in the prior year period. The decrease primarily relates to a decrease in performance of the Company's own invested capital.
Other Income (Loss).    Other income (loss) for the segment increased $0.6 million to $0.5 million for the year ended December 31, 2018, compared with a loss of $0.1 million in the prior year period.
Interest expense
Interest expense increased $4.1 million to $23.0 million for the year ended December 31, 2018 compared with $18.9 million in the prior year period. Interest expense primarily relates to debt issued. The increase is primarily related to new debt issued in June of 2018.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $180.1 million to $805.4 million for the year ended December 31, 2018, compared with $625.3 million in the prior year period.
Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, increased $121.6 million to $509.6 million for the year ended December 31, 2018 compared with $388.0 million in the prior year period. The increase is due to $243.3 million higher revenues during 2018 as compared to 2017 which resulted in a higher compensation and benefits accrual. The compensation to revenue ratio was 56% for the year ended December 31, 2018 compared with 58% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $20.4 million to $140.5 million for the year ended December 31, 2018 compared with $120.1 million in the prior year period. The increase is primarily related to the acquisition of Convergex Group in June 2017.
The following table shows the components of the non-compensation expenses—fixed, for the year ended December 31, 2018 and 2017:

	Year Ended December 31,		Period-to-Period
	2018	2017	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$29,325	$23,378	$5,947	25%
Professional, advisory and other fees	22,647	20,944	1,703	8%
Occupancy and equipment	39,560	33,928	5,632	17%
Service fees	20,034	14,896	5,138	34%
Expenses from equity investments	12,002	11,156	846	8%
Reimbursement from affiliates	(1,304)	(2,033)	729	(36)%
Other	18,248	17,819	429	2%
Total	$140,512	$120,088	$20,424	17%

Depreciation and amortization expenses.  Depreciation and amortization expenses remained flat at $11.6 million for the year ended December 31, 2018 and the prior year period. This is due to an increase in depreciable fixed assets related to the acquisition of Convergex Group in June 2017, offset by a decrease in amortization from certain intangibles which have been fully amortized.
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
Non-Controlling Interests
Net income (loss) attributable to non-controlling interests decreased by $1.1 million to $5.0 million for the year ended December 31, 2018 compared with $6.1 million in the prior year period. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
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
Liquidity and Capital Resources
We continually monitor our liquidity position. The working capital needs of the Company's business have been met through current levels of equity capital, current cash and cash equivalents, and anticipated cash generated from our operating activities, including management fees, incentive income, returns on the Company's own capital, investment banking fees and brokerage commissions. The Company expects that its primary working capital liquidity needs over the next twelve months will be:
•pay our operating expenses, primarily consisting of compensation and benefits, interest on debt and other general and administrative expenses; and
•provide capital to facilitate the growth of our existing business.
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of December 31, 2019, we had cash and cash equivalents of $301.1 million and net liquid investment assets of $542.3 million, which includes cash and cash equivalents and short-term investments held by foreign subsidiaries as of December 31, 2019 of $43.7 million. The Company continues to permanently reinvest the capital and accumulated earnings of its subsidiaries in the United Kingdom, Germany, Switzerland, Canada, South Africa and Hong Kong.

The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year by March 15th.
As a clearing member firm providing services to certain of our brokerage customers, we are subject to cash deposit requirements with clearing organizations, brokers and banks that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers' trading activity and market volatility. At December 31, 2019, we had security deposits totaling $91.8 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures.
Unfunded commitments
The following table summarizes unfunded commitments as of December 31, 2019:

Entity	Unfunded Commitments	Commitment term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	$7,605	5 years
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.)	$88	5 years
Lagunita Biosciences, LLC	$500	4 years
Eclipse Fund II, L.P.	$180	6 years
Eclipse Continuity Fund I, L.P.	$152	7 years
Cowen Healthcare Investments II LP	$3,406	2 years
Cowen Healthcare Investments III LP	$8,602	7 years
Cowen Sustainable Investments I LP	$25,000	10 years
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
Each share of Series A Convertible Preferred Stock is non-voting and has a liquidity preference over the Company's Class A common stock and ranks senior to all classes or series of the Company's Class A common stock, but junior to all of the Company's existing and future indebtedness with respect to dividend rights and rights upon the Company's involuntary liquidation, dissolution or winding down.
Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, into a number of shares of our Class A common stock equal to the liquidation preference of $1,000 divided by the conversion rate. The initial conversion rate (subsequent to the December 5, 2016 reverse stock split) is 38.0619 shares (which equates to $26.27 per share) of the Company's Class A common stock for each share of the Series A Convertible Preferred Stock. At any time on or after May 20, 2020, the Company may elect to convert all outstanding shares of the Series A Convertible Preferred Stock into shares of the Company's Class A common stock, cash or a combination thereof, at the Company's election, in each case, based on the then-applicable conversion rate, if the last reported sale price of the Company's Class A common stock equals or exceeds 150% of the then-current conversion price on at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days (including on the last trading day of such period) immediately prior to such election. At the time of conversion, the conversion rate may be adjusted based on certain events including but not limited to the issuance of cash dividends or Class A common stock as dividends to the Company's Class A common shareholders or a share split or combination.
In connection with the issuance and sale of the Series A Convertible Preferred Stock, the Company entered into a capped call option transaction (the "Capped Call Option Transaction") with Nomura Global Financial Products Inc. for $15.9 million. The Capped Call Option Transaction is expected generally to reduce the potential dilution to the Company's Class A common stock (if the Company elects to convert to common shares) and/or offset any cash payments that the Company is required to make upon conversion of any Series A Convertible Preferred Stock. The Capped Call Option Transaction has an initial effective strike price of $26.27 per share, which matches the initial conversion price of the Series A Convertible Preferred Stock, and a cap price of $33.54 per share. However, to the extent that the market price of Class A common stock, as measured under the terms of the Capped Call Option Transaction, exceeds the cap price thereof, there would nevertheless be dilution and/or such cash payments would not be offset. As the Capped Call Option Transaction is a free standing derivative that is indexed to the Company's own stock price and the Company controls if it is settled in cash or stock it qualifies for equity classification as a reduction to additional paid in capital.
The Company may also incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital.
Regulation
As registered broker-dealers, Cowen and Company, Cowen Execution, ATM Execution, Cowen Prime and Westminster are subject to the SEC's Uniform Net Capital Rule 15c3-1 ("SEC Rule 15c3-1"), which requires the maintenance of minimum net capital. Each registered broker-dealer has elected to compute net capital under the alternative method permitted by that rule. Under the alternative method, Cowen and Company's minimum net capital requirement, as defined in (a)(4) of SEC Rule 15c3-1, is $1.0 million. Cowen Execution, ATM Execution, Cowen Prime and Westminster are required to maintain minimum net capital, as defined in (a)(1)(ii) of SEC Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debits arising from customer transactions. Advances to affiliates, repayment of borrowings, distributions, dividend payments and other equity withdrawals are subject to certain notification and other provisions of SEC Rule 15c3-1 and other regulatory bodies.
On February 7, 2019, FINRA approved the transfer of all of Cowen Securities' business and personnel to Cowen and Company. Cowen Securities subsequently filed a Form BDW, pursuant to Section 15(b) of the Securities Exchange Act of 1934, with FINRA to withdraw its status as a broker-dealer given that it will no longer conduct a securities business. On May 21, 2019, Cowen Securities Form BDW was approved and officially deregistered with the SEC. As of December 31, 2019, the entity has been dissolved.
Cowen Prime is also subject to Commodity Futures Trading Commission Regulation 1.17 ("Regulation 1.17"). Regulation 1.17 requires net capital equal to or in excess of $45,000 or the amount of net capital required by SEC Rule 15c3-1, whichever is greater. Cowen Execution is also subject to Options Clearing Corporation ("OCC") Rule 302. OCC Rule 302 requires maintenance of net capital equal to the greater of $2,000,000 or 2% of aggregate debit items. At December 31, 2019, Cowen Execution had $103.2 million of net capital in excess of this minimum requirement.
Cowen International Ltd and Cowen Execution Ltd are subject to the capital requirements of the FCA, as defined, and must exceed the minimum capital requirement set forth by the FCA. Effective June 1, 2018, the FCA approved Ramius UK’s application to cancel all of its FCA authorization permissions. Accordingly, Ramius UK is no longer an FCA regulated and authorized firm. In April 2019, Cowen Execution Ltd was formally approved to trade in a principal capacity.
Cowen Asia, a previously established entity, was re-registered with regulatory approval on May 17, 2019. Cowen Asia is subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources must exceed the Total Financial Resources requirement of the SFC.
As of December 31, 2019, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA or SFC requirement and excess as follows:

Subsidiary	Net Capital	Net Capital Requirement	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$91,348	$1,000	$90,348
Cowen Execution	$105,822	$2,673	$103,149
ATM Execution	$5,354	$250	$5,104
Cowen Prime	$13,659	$250	$13,409
Westminster	$14,797	$250	$14,547
Cowen International Ltd	$15,988	$7,597	$8,391
Cowen Execution Ltd	$11,808	$2,509	$9,299
Cowen Asia	$1,307	$385	$922
The Company's U.S. broker-dealers must also comply with SEC's Customer Protection Rule ("SEC Rule 15c3-3") or claim an exemption pursuant to subparagraphs (k)(2)(i) (the "(k)(2)(i) exemption") or (k)(2)(ii) (the "(k)(2)(ii) exemption") of that rule. Firms can rely on more than one exemption. Cowen and Company, Cowen Prime, Cowen Execution and ATM Execution claim the (k)(2)(ii) exemption with regards to some or all of their customer accounts and transactions that are introduced on a fully-disclosed basis to their clearing agents for clearing, settlement and custody. Cowen and Company, Cowen Prime and Westminster claim the (k)(2)(i) exemption with regards to customer transactions and balances that are cleared, settled and custodied in bank accounts designated as Special Accounts for the Exclusive Benefit of Customers ("Special Bank Account").
In accordance with the requirements of SEC Rule 15c3-3, Cowen Execution may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of December 31, 2019, Cowen Execution had segregated approximately $17.6 million of cash, while its required deposit was $5.5 million.
As a clearing broker-dealer, Cowen Execution is required to compute a reserve requirement for proprietary accounts of broker-dealers ("PAB"), as defined in SEC Rule 15c3-3. Cowen Execution conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEC Rule 15c3-3. This allows each correspondent firm that uses Cowen Execution as its clearing broker-dealer to classify its PAB account assets held at Cowen Execution as allowable assets in the correspondent's net capital calculation. At December 31, 2019, Cowen Execution had $22.5 million of cash on deposit in PAB Reserve Bank Accounts, which was more than its required deposit of $14.8 million.
Cowen and Company, ATM Execution, Cowen Prime and Cowen Execution also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
Cowen's Luxembourg reinsurance companies, Vianden RCG Re SCA and Hollenfels, individually and their Luxembourg parent holding company, Ramius Enterprise Luxembourg Holdco S.à r.l., on a combined basis with the reinsurance companies, are required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each reinsurance company's individual solvency capital ratio as well as the combined solvency capital ratio of the holding and reinsurance companies calculated as of December 31 of each year must exceed a minimum requirement. As of the last testing date, December 31, 2019, all of these entities were in excess of this minimum requirement. The companies are currently, and management expects they will be at the next testing date of December 31, 2020, in compliance with these requirements.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen's captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of December 31, 2019. RCG Insurance Company’s capital and surplus as of December 31, 2019 totaled approximately $32.8 million.

Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash used in operating activities of $179.9 million for the year ended December 31, 2019 was primarily related to the purchases of securities owned, at fair value, held at broker dealer, offset partially by stock borrow stock loan activity. Net cash provided by operating activities of $324.5 million for the year ended December 31, 2018 was primarily related to the (i) proceeds from sales of other investments in consolidated funds (ii) proceeds from sales of securities owned, at fair value, (iii) increase in payable to customers offset by decrease in receivable from brokers, dealers and clearing organizations and purchases of securities owned, at fair value. Net cash provided by operating activities of $3.4 million for the year ended December 31, 2017 was primarily related to purchases of securities owned, at fair value and decrease in securities borrowed partially offset by proceeds from sales of securities owned, at fair value.
Investing Activities.    Net cash used in investing activities of $47.6 million for the year ended December 31, 2019 was primarily related to the purchase of Quarton and other investments. Net cash used in investing activities of $17.9 million for the year ended December 31, 2018 was primarily related to purchases of other investments partially offset by proceeds from sales of other investments. Net cash used in investing activities of $2.4 million for the year ended December 31, 2017 was primarily related to the purchase of Convergex Group, loans issued and purchases of other investments offset partially by sales of other investments and fixed assets.
Financing Activities.    Net cash provided by financing activities for the year ended December 31, 2019 of $200.4 million was primarily related to (i) capital contributions by non-controlling interests offset only partially by capital withdrawals by non-controlling interests in Consolidating Funds and (ii) borrowings on notes and other debt.  Net cash provided by financing activities for the year ended December 31, 2018 of $128.7 million was primarily related to capital withdrawal to non-controlling interests in Consolidating Funds offset partially contributions from non-controlling interests in Consolidated Funds. Net cash provided by financing activities for the year ended December 31, 2017 of $137.9 million was primarily related to proceeds from the issuance of convertible debt, borrowings on notes and other debt and contributions from non-controlling interests in Consolidated Funds offset partially by repayments on convertible debt, notes and other debt, withdrawals from non-controlling interests in Consolidated Funds and purchase of treasury stock.
Debt
Convertible Debt
December 2022 Convertible Notes
The Company, on December 14, 2017, issued $135.0 million aggregate principal amount of 3.00% convertible senior notes due December 2022 (the “December 2022 Convertible Notes”). The December 2022 Convertible Notes are due on December 15, 2022 unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such date. The interest on the December 2022 Convertible Notes is payable semi-annually on December 15 and June 15 of each year. The December 2022 Convertible Notes are senior unsecured obligations of Cowen. The December 2022 Convertible Notes may be converted into cash or shares of Class A common stock at the Company's election based on the current conversion price. The December 2022 Convertible Notes were issued with an initial conversion price of $17.375 per share of Cowen's Class A common stock.
The Company used the net proceeds, together with cash on hand, from the offering for general corporate purposes, including the repurchase or repayment of $115.1 million of the Company's outstanding 3.0% cash convertible senior notes due March 2019 (the "March 2019 Convertible Notes") and the repurchase of approximately $19.5 million of the Company's shares of its Class A common stock, which were consummated substantially concurrently with the closing of the offering. As of December 31, 2019, the outstanding principal amount of the December 2022 Convertible Notes was $135.0 million. On June 26, 2018, the Company received shareholder approval for the Company to settle the December 2022 Convertible Notes entirely in Class A common stock. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity.
The Company recorded interest expense of $4.1 million, $4.1 million and $0.2 million for the year ended December 31, 2019, 2018 and 2017, respectively. The Company recognized the embedded cash conversion option at issuance date fair value, which also represents the initial unamortized discount on the December 2022 Convertible Notes of $23.4 million and is shown net in convertible debt in the accompanying consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying consolidated statements of operations is $4.3 million,$4.0 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2022 Convertible Notes in interest and dividends expense in the accompanying consolidated statements of operations.
March 2019 Convertible Notes
On March 10, 2014, the Company issued $149.5 million of 3.0% cash convertible senior notes (the "March 2019 Convertible Notes"). The March 2019 Convertible Notes matured on March 15, 2019 and were fully repaid by the Company. The Company recorded interest expense of $0.1 million, $1.1 million, and $4.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization on the discount, included within interest and dividends expense in the accompanying consolidated statements of operations was $0.3 million, $1.5 million and $7.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, based on an effective interest rate of 8.89%.
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, which is shown net in notes payable in the accompanying consolidated statement of financial condition.   To date the May 2024 Notes have maintained their initial private rating, and the interest rate has remained unchanged. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $2.9 million for the year ended December 31, 2019. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in December 2019, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes in interest and dividends expense in the accompanying consolidated statements of operations.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the "June 2033 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $7.7 million and $4.3 million for the years ended December 31, 2019 and 2018, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes in interest and dividends expense in the accompanying consolidated statements of operations.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the "December 2027 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $10.1 million, $10.1 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes in interest and dividends expense in the accompanying consolidated statements of operations. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
Term Loan
On June 30, 2017, a subsidiary of the Company borrowed $28.2 million to fund general corporate purposes. This term loan has an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire principal amount due (as amended) on June 26, 2020. In July 2019, the subsidiary of the Company borrowed an additional $4.0 million to fund general corporate purposes. The loan is secured by the value of the Company's limited partnership interests in two affiliated investment funds. The Company has provided a guarantee for this loan. The Company recorded interest expense of $1.8 million, $1.6 million and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Other Notes Payable
During January 2019, the Company borrowed $2.2 million to fund insurance premium payments. This note had an effective interest rate of 2.51% and was due on December 31, 2019, with monthly payment requirements of $0.2 million. As of December 31, 2019, the note was fully repaid. Interest expense was $0.1 million for the year ended December 31, 2019.

During November 2019, the Company borrowed $2.6 million to fund general corporate capital expenditures. This note is due November 2024, with monthly payment requirements of $0.1 million. As of December 31, 2019, the note had a balance of $2.5 million. Interest expense for the year ended December 31, 2019 was insignificant.
Revolver
The Company, in December 2019, entered into a two-year committed credit facility with a capacity of $25 million. This agreement has an effective interest rate of LIBOR plus 3.25% on any money drawn from the credit facility and the commitment or unused line fee is 50 basis points on the undrawn amount.
Finance Lease Obligations
The Company has entered into various finance leases for computer equipment. These finance lease obligations are included in notes payable and other debt in the accompanying consolidated statements of financial condition, and have a weighted average lease term of 3.21 years and weighted average interest rate of 4.88% as of December 31, 2019.
For the year ended December 31, 2019, 2018 and 2017, quantitative information regarding the Company's finance lease obligations reflected in the accompanying consolidated statement of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Year Ended December 31,
	2019	2018

Lease Cost
Finance Lease Cost:
Amortization of finance lease right-of-use assets	$1,266	$1,627
Interest on lease liabilities	227	231
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	227	231
Financing cash flows from finance leases	$1,266	$2,186
Letters of Credit
As of December 31, 2019, the Company has the following six irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged collateral for reinsurance agreements which amounted to $2.0 million as of December 31, 2019, and $1.0 million as of December 31, 2018, which are released annually between March 2020 and March 2023 based on the policy periods covered by the reinsurance agreements.

Location	Amount	Maturity
	(dollars in thousands)
Boston	$382	March 2020
New York	$359	April 2020
New York	$398	October 2020
New York	$1,125	October 2020
New York	$1,629	November 2020
San Francisco	$716	October 2025
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2019 and 2018, there were no amounts due related to these letters of credit.

Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of December 31, 2019:

	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment, Service and Facility Leases
Real Estate and Other Facility Rental	$110,509	$22,848	$45,037	$32,399	$10,225
Service Payments	56,683	22,217	24,032	6,033	4,401
Operating Equipment Leases	639	360	279	—	—
Total	167,831	45,425	69,348	38,432	14,626
Debt
Convertible Debt	147,150	4,050	143,100	—	—
Notes Payable	527,217	23,548	47,096	122,269	334,304
Finance Lease Obligation	4,276	1,290	2,564	422	—
Term Loan	33,126	33,126	—	—	—
Other Notes Payable	2,915	593	1,186	1,136	—
Total	$714,684	$62,607	$193,946	$123,827	$334,304
Clawback obligations
For financial reporting purposes, the general partners of a real estate fund had recorded a liability for potential clawback obligations to the limited partners, due to changes in the unrealized value of the real estate fund's remaining investments and where the real estate fund's general partner has previously received carried interest distributions. The clawback liability was not realized until the end of the real estate fund's life. The clawback obligations for the real estate fund were $6.5 million at December 31, 2019. The liability was fully repaid in December 2019. (see Notes 6 and 22 to the Company's consolidated financial statements).
Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of December 31, 2019, are as follows:

	Convertible Debt	Notes Payable	Term Loan	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2020	$4,050	$23,548	$33,126	$593	$1,290
2021	4,050	23,548	—	593	1,398
2022	139,050	23,548	—	593	1,166
2023	—	23,548	—	593	411
2024	—	98,721	—	543	11
Thereafter	—	334,304	—	—	—
Subtotal	147,150	527,217	33,126	2,915	4,276
Less (a)	(28,462)	(220,399)	(946)	(399)	(339)
Total	$118,688	$306,818	$32,180	$2,516	$3,937
(a)Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the convertible debt.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of December 31, 2019. However, through indemnification provisions in our clearing agreements, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreements, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
Cowen Execution loans securities temporarily to other brokers in connection with its securities lending activities. Cowen Execution receives cash as collateral for the securities loaned. Increases in security prices may cause the market value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities, Cowen Execution may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. Cowen Execution controls this risk by requiring credit approvals for counterparties, by monitoring the market value of securities loaned on a daily basis, and by requiring additional cash as collateral or returning collateral when necessary.
Cowen Execution borrows securities temporarily from other brokers in connection with its securities borrowing activities. Cowen Execution deposits cash as collateral for the securities borrowed. Decreases in security prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event the counterparty to these transactions does not return collateral, Cowen Execution may be exposed to the risk of selling the securities at prevailing market prices. Cowen Execution controls this risk by requiring credit approvals for counterparties, by monitoring the collateral values on a daily basis, and by depositing additional collateral with counterparties or receiving cash when deemed necessary.
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
Consolidation
The Company's consolidated financial statements include the accounts of the Company, its subsidiaries, and entities in which the Company has a controlling financial interest, including the Consolidated Funds, in which the Company has a controlling general partner interest. All material intercompany transactions and balances have been eliminated in consolidation. The Company's investment funds are not subject to these consolidation provisions with respect to their investments pursuant to their specialized accounting.
The Company's consolidated financial statements reflect the assets, liabilities, revenues, expenses and cash flows of the Consolidated Funds on a gross basis. The management fees and incentive income earned by the Company from the Consolidated Funds were eliminated in consolidation; however, the Company's allocated share of net income from these investment funds was increased by the amount of this eliminated income. Hence, the consolidation of these investment funds had no net effect on the Company's net earnings.
The Company consolidates all entities that it controls through a majority voting interest or otherwise, including those investment funds in which the Company either directly or indirectly has a controlling financial interest. In addition, the Company consolidates all variable interest entities for which it is the primary beneficiary.
The Company consolidates five investment funds for which it acts as the managing member/general partner and investment manager. At December 31, 2019, the Company consolidated the following investment funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), Ramius Merger Arbitrage UCITS Fund ("UCITS Fund"), and Cowen Sustainable Investments I LP ("CSI I LP") (each a "Consolidated Fund" and collectively the "Consolidated Funds").
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
Under US GAAP consolidation requirements, the usual condition for a controlling financial interest in a VOE is ownership of a majority voting interest. Accordingly, the Company consolidates all VOEs in which it owns a majority of the entity's voting shares or units.

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
The Company determines whether it is the primary beneficiary of a VIE upon its initial involvement with the VIE and reassesses whether it is the primary beneficiary on an ongoing basis as long as it has any continuing involvement with the VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE.
In the ordinary course of business, the Company also sponsors various other entities that it has determined to be VIEs. These VIEs are primarily investment funds for which the Company serves as the general partner, managing member and/or investment manager with decision-making rights.
The Company does not consolidate certain funds that are VIEs due to the Company's conclusion that it is not the primary beneficiary of these funds in each instance. Investment fund investors are entitled to all of the economics of these VIEs with the exception of the management fee and incentive income, if any, earned by the Company. The Company has equity interests in the funds as both general partner and limited partner. In these instances the Company has concluded that the variable interests are not potentially significant to the VIE. Although the Company may advance amounts and pay certain expenses on behalf of the investment funds that it considers to be VIEs, it does not provide, nor is it required to provide, any type of substantive financial support to these entities outside of regular investment management services.
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
Other—If the Company does not consolidate an entity or apply the equity method of accounting, the Company accounts for such entities (primarily, all securities of such entity which are bought and held principally for the purpose of selling them in the near term as trading securities), at fair value with unrealized gains (losses) resulting from changes in fair value reflected within net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.
Retention of Specialized Accounting—The Consolidated Funds and certain other consolidated companies are investment companies and apply specialized industry accounting. The Company reports its investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company.
In addition, the Company's broker-dealer subsidiaries apply the specialized industry accounting for brokers and dealers in securities. The Company also retains specialized accounting upon consolidation.
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
The Company primarily uses the "market approach" to value its financial instruments measured at fair value. In determining an instrument's level within the hierarchy, the Company categorizes the Company's financial instruments into three categories: securities, derivative contracts and other investments. To the extent applicable, each of these categories can further be divided between those held long or sold short.
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
Other investments—Other investments consist primarily of investment funds, real estate investments, carried interest and equity method investments, which are valued as follows:
i.  Portfolio funds—Portfolio funds (“Portfolio Funds”) include interests in private investment partnerships, foreign investment companies and other collective investment vehicles which may be managed by the Company or its affiliates. The Company applies the practical expedient provided by the US GAAP fair value measurements and disclosures guidance relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). The guidance permits an entity holding investments in certain entities that either are investment companies as defined by the American Institute of Certified Public Accountants ("AICPA") Audit and Accounting Guide, Investment Companies, or have attributes similar to an investment company, and calculate net asset value per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy.
ii.  Real estate investments—Real estate debt and equity investments are measured at fair value. The fair value of real estate investments is estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date. Real estate investments without a public market are valued based on assumptions and valuation techniques used by the Company. Such valuation techniques may include discounted cash flow analysis, prevailing market capitalization rates or earnings multiples applied to earnings from the investment, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties, consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence, as well as independent external appraisals. In general, the Company considers several valuation techniques when measuring the fair value of a real estate investment. However, in certain circumstances, a single valuation technique may be appropriate. Real estate investments are reviewed on a quarterly basis by the Company for significant changes at the property level or a significant change in the overall market which would impact the value of the real estate investment resulting in unrealized appreciation or depreciation.
Real estate and capital markets are cyclical in nature. Property and investment values are affected by, among other things, the availability of capital, occupancy rates, rental rates and interest and inflation rates. In addition, the Company invests in real estate and real estate-related investments for which no liquid market exists. The market prices for such investments may be volatile and may not be readily ascertainable. Amounts ultimately realized by the Company from investments sold may differ from the fair values presented, and the differences could be material.
The Company's real estate investments are typically categorized as level 3 investments within the fair value hierarchy as management uses significant unobservable inputs in determining their estimated fair value.
iii. Carried Interest—For the private equity and debt fund products the Company offers, the company is allocated incentive income by the investment funds based on the extent of which the investment funds performance exceeds predetermined thresholds. Carried interest allocations are generally structured from a legal standpoint as an allocation of capital in the Company’s capital account. The Company accounts for carried interest allocations by applying an equity ownership model. Accordingly, the Company accrues performance allocations quarterly based on the fair value of the underlying investments assuming hypothetical liquidation at book value.
iv. Equity Method Investments—For operating entities over which the Company exercises significant influence but which do not meet the requirements for consolidation as outlined above, the Company applies the equity method of accounting. The Company's investments in equity method investees are recorded in other investments in the accompanying consolidated statements of financial condition. The Company's share of earnings or losses from equity method investees is included in net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.
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

In accordance with US GAAP requirements for testing for impairment of goodwill, inclusive of the newly adopted amendments, the Company tests goodwill for impairment on an annual basis or at an interim period if events or changed circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that fair value exceeds its carrying amount, then performing a quantitative impairment test is not necessary. If the Company concludes otherwise, the Company is required to perform a quantitative impairment test that requires a comparison of the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, the related goodwill is not considered impaired and no further analysis is required. If the carrying value of the reporting unit exceeds its fair value, then the Company recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
Intangible assets
Intangible assets with finite lives are amortized over their estimated average useful lives. The Company does not have any intangible assets deemed to have indefinite lives. Intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset or asset group's carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized in the accompanying consolidated statements of operations if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. The Company continually monitors the estimated average useful lives of existing intangible assets.
Income taxes
The Company accounts for income taxes in accordance with US GAAP which requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax basis of its assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to an amount that is more likely than not to be realized. We evaluate our deferred tax assets for recoverability considering negative and positive evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, and tax planning strategies. We record a valuation allowance against our deferred tax assets to bring them to a level that it is more likely than not to be utilized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management-approved business plans. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws, we have identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the consolidated statements of operations. See Note 22 "Commitments and Contingencies" in our accompanying consolidated financial statements for the annual ended December 31, 2019 for further discussion.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 2 "Recent pronouncements" in our accompanying consolidated financial statements for the annual ended December 31, 2019.

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
The market value of the assets and liabilities in our investment funds and managed accounts, as well as the Company's own securities, may fluctuate in response to changes in equity prices, interest rates, credit spreads, currency exchange rates, commodity prices, implied volatility, dividends, prepayments, recovery rates and the passage of time. The net effect of market value changes caused by fluctuations in these risk factors will result in gains (losses) for our investment funds and managed accounts which will impact our management fees and incentive income and for the Company's securities which will impact the value of our own invested capital as well as the capital utilized in facilitating customer trades. Some of the Company's investments are in private companies and other investments are in securities that are subject, from time to time, to contractual lock-up agreements or other resale restrictions. The private investments we have made generally have no established trading market or are generally subject to restrictions on resale. Our inability to liquidate these securities when it may be otherwise advantageous for us to do so could lead to volatility in the market value ascribed to these investments and securities which could adversely affect our investment income.
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
A 10% change in the fair value of the investments held by the Company's investment funds as of December 31, 2019 would result in a change of approximately $1.1 billion in our assets under management and would impact management fees by approximately $4.4 million on an annual basis. This number is an estimate. The amount would be dependent on the fee structure of the particular investment fund or funds that experienced such a change.
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
Credit risk
The Company clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company and the clearing brokers, the clearing brokers have the right to charge the Company for losses that result from a counterparty's failure to fulfill its contractual obligations. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, we believe there is no maximum amount assignable to this right. Accordingly, at December 31, 2019, the Company had recorded no liability.
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
As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
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
Item 9B. Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information in the definitive proxy statement for our 2020 annual meeting of stockholders under the captions "Executive Officers," "Board of Directors," "Information Regarding the Board of Directors and Corporate Governance—Committees of the Board—Audit Committee," "Information Regarding the Board of Directors and Corporate Governance—Director Nomination Process," "Information Regarding the Board of Directors and Corporate Governance—Procedures for Nominating Director Candidates," "Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.
Item 11.    Executive Compensation
The information in the definitive proxy statement for our 2020 annual meeting of stockholders under the captions "Executive Compensation—Compensation and Benefits Committee Report," "Certain Relationships and Related Transactions—Compensation and Benefits Committee Interlocks and Insider Participation" and "Information Regarding the Board of Directors and Corporate Governance—Compensation Program for Non-Employee Directors" is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the definitive proxy statement for our 2020 annual meeting of stockholders under the captions "Security Ownership—Beneficial Ownership of Directors, Nominees and Executive Officers," "Security Ownership—Beneficial Owners of More than Five Percent of our Common Stock" and "Securities Authorized for Issuance Under Equity Compensation Plans" are incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions
The information in the definitive proxy statement for our 2020 annual meeting of stockholders under the captions "Information Regarding the Board of Directors and Corporate Governance—Director Independence," "Certain Relationships and Related Transactions—Transactions with Related Persons," and "Certain Relationships and Related Transactions—Review and Approval of Transactions with Related Persons" is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information in the definitive proxy statement for our 2020 annual meeting of stockholders under the captions "Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Fees" and "Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Services Pre-Approval Policy" is incorporated herein by reference.
PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-1 through F-82 hereof.
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

3.1	Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 10-Q filed November 25, 2009).
3.2	Second Amended and Restated By-Laws of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 8-K filed on February 18, 2020).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.3 to the Form 10-Q filed November 25, 2009).
3.4	Certificate of Designations of the Company for its Series A Cumulative Perpetual Preferred Stock (previously filed as Exhibit 3.1 to Form 8-K filed May 20, 2015).
3.5	Amendment to the Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 8-K filed December 5, 2016).
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 8-K filed on May 16, 2017)
4.1	Form of Class A Common Stock Certificate (previously filed as Exhibit 4.1 to Amendment No. 2 to Form S-1 filed on December 14, 2009).
4.2	Indenture, dated March 10, 2014 by and between Cowen Inc., as Issuer and The Bank of New York Mellon, as Trustee (previously filed as Exhibit 4.1 to Form 8-K filed on March 11, 2014).
4.3	First Supplemental Indenture by and between Cowen Inc., as Issuer and The Bank of New York Mellon, as Trustee (previously filed as Exhibit 4.1 to the Form 10-Q filed May 8, 2014).
4.4	Senior Notes Indenture dated October 10, 2014, by and between Cowen Inc. and The Bank of New York Mellon (previously filed as Exhibit 4.1 to Form 8-K filed on October 10, 2014).
4.5	First Supplemental Indenture dated October 10, 2014, by and between Cowen Inc. and The Bank of New York Mellon (previously filed as Exhibit 4.2 to Form 8-K filed on October 10, 2014).
4.6	Certificate of Designations of the Company for its Series A Cumulative Perpetual Preferred Stock (previously filed as Exhibit 3.1 to Form 8-K filed May 20, 2015).
4.7	Indenture, dated as of December 14, 2017 between Cowen Inc. and The Bank of New York Mellon (previously filed as Exhibit 4.1 to Form 8-K filed on December 14, 2017).
4.8
Second Supplemental Indenture, dated as of December 8, 2017, by and between Cowen Inc. and The Bank of New York Mellon, as Trustee. (previously filed as Exhibit 4.2 to Form 8-K filed on December 8, 2017).

4.9	Third Supplemental Indenture, dated June 11, 2018, by and between Cowen Inc. and The Bank of New York Mellon (previously filed as Exhibit 4.2 to the Form 8-K filed June 11, 2018).
4.10	Form of Note Purchase Agreement including Form of Note attached thereto (previously filed as Exhibit 4.1 to the Form 8-K filed April 29, 2019).
4.11	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).
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

Exhibit No.	Description

10.5
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

10.6	Form of Restricted Stock Unit and Deferred Cash Award Agreement (previously filed as Exhibit 10.18 to the Form 10-K filed on March 9, 2012).*
10.7	Employment Agreement, dated as of May 31, 2012, by and between Cowen Inc. and Jeffrey Solomon (previously filed as Exhibit 10.1 to the Form 8-K filed June 1, 2012).*
10.8	Employment Agreement, dated as of August 2, 2012, by and between Cowen Inc. and Stephen Lasota (previously filed as Exhibit 10.1 to the Form 8-K filed August 3, 2012).*
10.9	Employment Agreement, dated as of August 2, 2012, by and between Cowen Inc. and Owen Littman (previously filed as Exhibit 10.2 to the Form 8-K filed August 3, 2012).*
10.10	Employment Agreement, dated as of August 2, 2012, by and between Cowen Inc. and John Holmes (previously filed as Exhibit 10.1 to the Form 10-Q filed August 7, 2013.*
10.11	Amendment to the Employment Agreement between the Company and Stephen Lasota dated April 24, 2015 (previously filed as Exhibit 10.1 to Form 8-K filed April 27, 2015).*
10.12	Amendment to the Employment Agreement between the Company and John Holmes dated April 24, 2015 (previously filed as Exhibit 10.2 to Form 8-K filed April 27, 2015).*
10.13	Amendment to the Employment Agreement between the Company and Owen Littman dated April 24, 2015 (previously filed as Exhibit 10.3 to Form 8-K filed April 27, 2015).*
10.14	Initial capped call confirmation, dated as of May 13, 2015, by and between Nomura Global Financial Products Inc. and the Company (previously filed as Exhibit 10.1 to Form 8-K filed May 20, 2015).
10.15	Additional capped call confirmation, dated as of May 19, 2015, by and between Nomura Global Financial Products Inc. and the Company (previously filed as Exhibit 10.2 to Form 8-K filed May 20, 2015).
10.16	Form of Performance Shares Award Agreement (previously filed as Exhibit 10.1 to the Form 10-Q filed May 2, 2016).*
10.17
Underwriting Agreement, dated as of December 5, 2017, by and between Cowen Inc. and with Morgan Stanley & Co. LLC and UBS Securities LLC, as representatives of the several Underwriters named therein. (previously filed as Exhibit 1.1 to the Form 8-K filed December 8, 2017).

10.18	Letter Amendment between the Company and Mr. Solomon dated November 30, 2017 (previously filed as Exhibit 10.1 to the Form 8-K filed December 1, 2017).*
10.19
Underwriting Agreement, dated as of June 6, 2018, by and between Cowen Inc. and with Morgan Stanley & Co. LLC and UBS Securities LLC, as representatives of the several Underwriters named therein (previously filed as Exhibit 1.1 to the Form 8-K filed June 11, 2018).

10.20	Form of Performance Shares Award Agreement (previously filed as Exhibit 10.1 to the Form 10-Q filed August 1, 2019).*
10.21	Credit Agreement dated December 2, 2019 (previously filed as Exhibit 10.1 to the Form 8-K filed December 4. 2019).
10.22	Form of Restricted Stock Unit and Deferred Cash Award (filed herewith).*
10.23	Amended and Restated Employment Agreement between the Company and Jeffrey Solomon dated January 31, 2020 (previously filed as Exhibit 10.1 to Form 8-K filed February 3, 2020). *
10.24	Amended and Restated Employment Agreement between the Company and John Holmes dated January 31, 2020 (previously filed as Exhibit 10.2 to Form 8-K filed February 3, 2020). *
10.25	Amended and Restated Employment Agreement between the Company and Stephen Lasota dated January 31, 2020 (previously filed as Exhibit 10.3 to Form 8-K filed February 3, 2020).*
10.26	Amended and Restated Employment Agreement between the Company and Owen Littman dated January 31, 2020 (previously filed as Exhibit 10.4 to Form 8-K filed February 3, 2020).*
21.1	Subsidiaries of Cowen Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit No.	Description

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104	Cover Page Interactive Data File - (formatted as inline XBRL and contained in Exhibit 101)

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
As of the end of the Company's 2019 fiscal year, management conducted an assessment of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2019 was effective.
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
The Company's internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2019.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cowen Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Cowen Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP

We have served as the Company's auditor since 2017.

New York, New York
March 4, 2020

Cowen Inc. Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data)
Assets	As of December 31, 2019	As of December 31, 2018
Cash and cash equivalents	$301,123	$259,148
Cash collateral pledged	6,563	6,318
Segregated cash	107,328	176,647
Securities owned, at fair value ($112,451 and $57,583 were pledged to various parties)	1,633,552	520,888
Receivable on derivative contracts, at fair value	62,977	25,125
Securities borrowed	754,441	407,795
Other investments ($125,240 and $123,241 at fair value, respectively)	185,722	181,407
Deposits with clearing organizations, brokers and banks	91,755	89,423
Receivable from brokers, dealers and clearing organizations, net of allowance of $721 and $472, respectively	681,695	786,113
Receivable from customers, net of allowance of $650 and $516, respectively	105,647	37,858
Fees receivable, net of allowance of $2,620 and $1,569, respectively	126,358	111,946
Due from related parties	26,749	33,870
Fixed assets, net of accumulated depreciation and amortization of $32,846 and $31,630, respectively	33,661	26,443
Operating lease right-of-use assets	92,852	—
Goodwill	137,728	60,678
Intangible assets, net of accumulated amortization of $26,395 and $38,093, respectively	35,200	24,943
Deferred tax asset, net	79,166	93,057
Other assets	84,158	79,014
Consolidated Funds
Cash and cash equivalents	30,874	38,118
Securities owned, at fair value	375,278	187,633
Receivable on derivative contracts, at fair value	5,833	4,416
Other investments	175,769	186,395
Receivable from brokers	25,964	8,328
Other assets	1,632	740
Total Assets	$5,162,025	$3,346,303
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$451,836	$195,307
Securities sold under agreements to repurchase	23,244	—
Payable for derivative contracts, at fair value	60,761	16,082
Securities loaned	1,601,866	414,852
Payable to brokers, dealers and clearing organizations	271,018	228,731
Payable to customers	430,224	525,153
Commission management payable	71,620	95,270
Compensation payable	223,139	226,971
Operating lease liabilities	97,581	—
Notes payable and other debt	345,451	262,965
Convertible debt	118,688	134,489
Fees payable	21,540	22,565
Due to related parties	1	571
Accounts payable, accrued expenses and other liabilities	141,556	110,423

Cowen Inc. Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data)
	As of December 31, 2019	As of December 31, 2018
(continued)
Consolidated Funds
Due to related parties	581	—
Payable for derivative contracts, at fair value	4,769	1,663
Payable to brokers	864	23,521
Capital withdrawals payable	1,276	11,106
Accounts payable, accrued expenses and other liabilities	560	424
Total Liabilities	$3,866,575	$2,270,093
Commitments and Contingencies (Note 22)
Temporary Equity
Redeemable non-controlling interests	$391,275	$216,923
Permanent Equity
Cowen Inc. stockholders' equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of December 31, 2019 (aggregate liquidation preference of $120,750,000) and 10,000,000 shares authorized, 120,750 shares issued and outstanding as of December 31, 2018 (aggregate liquidation preference of $120,750,000), respectively	$1	$1
Class A common stock, par value $0.01 per share: 62,500,000 shares authorized, 47,215,938 shares issued and 28,610,357 outstanding as of December 31, 2019 and 62,500,000 shares authorized, 43,774,731 shares issued and 28,437,860 outstanding as of December 31, 2018, respectively (including 216,912 and 253,772 restricted shares, respectively)	334	324
Class B common stock, par value $0.01 per share: 62,500,000 authorized, no shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Additional paid-in capital	1,110,635	1,062,877
(Accumulated deficit) retained earnings	(16,809)	(34,648)
Accumulated other comprehensive income (loss)	(5)	(5)
Less: Class A common stock held in treasury, at cost, 18,605,581 and 15,336,871 shares as of December 31, 2019 and 2018, respectively	(284,301)	(234,142)
Total Cowen Inc. Stockholders' Equity	809,855	794,407
Nonredeemable non-controlling interests	94,320	64,880
Total Permanent Equity	$904,175	$859,287
Total Liabilities, Temporary Equity and Permanent Equity	$5,162,025	$3,346,303

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Inc. Consolidated Statements of Operations (in thousands, except per share data)
	Year Ended December 31,
	2019	2018	2017
Revenues
Investment banking	$375,025	$357,222	$223,614
Brokerage	402,747	413,582	293,610
Management fees	32,608	29,658	33,245
Incentive income	1,547	3,117	5,383
Interest and dividends	174,913	108,009	49,440
Reimbursement from affiliates	1,026	1,038	2,860
Aircraft lease revenue	—	1,852	3,751
Reinsurance premiums	46,335	38,096	30,996
Other revenues	5,433	4,504	8,561
Consolidated Funds
Interest and dividends	9,772	9,816	5,870
Other revenues	37	22	1,451
Total revenues	1,049,443	966,916	658,781
Interest and dividends expense	168,628	104,116	60,949
Total net revenues	880,815	862,800	597,832

Expenses
Employee compensation and benefits	535,772	512,627	404,087
Brokerage and trade execution costs	103,235	109,399	75,601
Underwriting expenses	15,067	15,282	—
Professional, advisory and other fees	48,385	40,957	31,942
Service fees	23,707	20,198	14,999
Communications	31,894	30,801	23,460
Occupancy and equipment	39,726	41,602	35,184
Depreciation and amortization	20,460	12,436	13,078
Client services and business development	50,371	35,927	28,327
Goodwill impairment	4,100	—	—
Reinsurance claims, commissions and amortization of deferred acquisition costs	44,070	41,086	30,486
Restructuring costs	—	—	8,763
Other expenses	23,114	22,014	18,196
Consolidated Funds
Interest and dividends	4,602	6,534	9,836
Professional, advisory and other fees	2,426	938	1,145
Brokerage and trade execution costs	122	256	318
Other expenses	1,813	887	1,227
Total expenses	948,864	890,944	696,649
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	80,409	68,043	76,179
Bargain purchase gain, net of tax	—	—	6,914
Gain/(loss) on debt extinguishment	—	(556)	(16,039)
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	59,384	46,656	19,660
Net realized and unrealized gains (losses) on derivatives	(1,003)	9,408	19,476
Net gains (losses) on foreign currency transactions	(18)	191	(411)
Total other income (loss)	138,772	123,742	105,779
Income (loss) before income taxes	70,723	95,598	6,962
Income tax expense (benefit)	14,853	15,719	44,053
Net income (loss)	55,870	79,879	(37,091)

Cowen Inc. Consolidated Statements of Operations (in thousands, except per share data)
	Year Ended December 31,
	2019	2018	2017
(continued)
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	31,239	37,060	23,791
Net income (loss) attributable to Cowen Inc.	24,631	42,819	(60,882)
Preferred stock dividends	6,792	6,792	6,792
Net income (loss) attributable to Cowen Inc. common stockholders	$17,839	$36,027	$(67,674)

Weighted average common shares outstanding:
Basic	29,525	29,545	29,492
Diluted	31,286	30,735	29,492
Earnings (loss) per share:
Basic	$0.60	$1.22	$(2.29)
Diluted	$0.57	$1.17	$(2.29)

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Inc.
Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)

	Year Ended December 31,
	2019		2018		2017
Net income (loss)		$55,870		$79,879		$(37,091)
Other comprehensive income (loss), net of tax:
Foreign currency translation	—		3		(6)
Total other comprehensive income (loss), net of tax		—		3		(6)
Comprehensive income (loss)		$55,870		$79,882		$(37,097)
Less: Comprehensive income attributable to non-controlling interests		31,239		37,060		23,791
Comprehensive income (loss) attributable to Cowen Inc.		$24,631		$42,822		$(60,888)

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Inc.
Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest

Balance, December 31, 2016	26,731,289	$292	120,750	$1	$(153,845)	$928,646	$(2)	$(2,442)	$772,650	$98,678	$871,328	$280,527
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	(60,882)	(60,882)	—	(60,882)	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	—	—	—	—	—	—	—	—	—	16,134	16,134	7,657
Foreign currency translation	—	—	—	—	—	—	(6)	—	(6)	—	(6)	—
Capital contributions	—	—	—	—	—	—	—	—	—	30,078	30,078	89,034
Capital withdrawals	—	—	—	—	—	—	—	—	—	(39,303)	(39,303)	(42,201)
Restricted stock awards issued	2,060,927	—	—	—	—		—	—	—	—	—	—
Common stock issuance upon acquisition (See Note 3)	3,162,278	32	—	—	—	47,575	—	—	47,607	—	47,607	—
Purchase of treasury stock, at cost	(2,322,474)	—	—	—	(33,001)	—	—	—	(33,001)	—	(33,001)	—
Preferred stock dividends (See Note 24)	—	—	—	—	—	—	—	(6,792)	(6,792)	—	(6,792)	—
Amortization of share based compensation	—	—	—	—	—	28,443	—	—	28,443	—	28,443	—
Balance, December 31, 2017	29,632,020	$324	120,750	$1	$(186,846)	$1,004,664	$(8)	$(70,116)	$748,019	$105,587	$853,606	$335,017
Cumulative effect of the adoption of the new revenue recognition standard (See Note 3)	—	—	—	—	—	—	—	(559)	(559)	—	(559)	—
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	42,819	42,819	—	42,819	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	—	—	—	—	—	—	—	—	—	12,308	12,308	24,752
Foreign currency translation	—	—	—	—	—	—	3	—	3	—	3	—
Capital contributions	—	—	—	—	—	—	—	—	—	7,888	7,888	107,117
Capital withdrawals	—	—	—	—	—	—	—	—	—	(28,344)	(28,344)	(249,963)
Deconsolidation of entity	—	—	—	—	—	—	—	—	—	(32,559)	(32,559)	—
Restricted stock awards issued	2,009,435	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(3,203,595)	—	—	—	(47,296)	—	—	—	(47,296)	—	(47,296)	—
Preferred stock dividends (See Note 24)	—	—	—	—	—	—	—	(6,792)	(6,792)	—	(6,792)	—
Embedded cash conversion option, net of tax (See Note 24)	—	—	—	—	—	21,195	—	—	21,195	—	21,195	—
Amortization of share based compensation	—	—	—	—	—	37,018	—	—	37,018	—	37,018	—
Balance, December 31, 2018	28,437,860	$324	120,750	$1	$(234,142)	$1,062,877	$(5)	$(34,648)	$794,407	$64,880	$859,287	$216,923

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest

Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	24,631	24,631	—	24,631	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	—	—	—	—	—	—	—	—	—	22,797	22,797	8,442
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	—	—	—	—	—	11,655	11,655	266,504
Capital withdrawals	—	—	—	—	—	—	—	—	—	(5,012)	(5,012)	(100,594)
Restricted stock awards issued	2,407,857	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(3,268,710)	—	—	—	(50,159)	—	—	—	(50,159)	—	(50,159)	—
Common stock issuance upon acquisition (See Note 3)	1,033,350	10	—	—	—	14,436	—	—	14,446	—	14,446	—
Preferred stock dividends (See Note 24)	—	—	—	—	—	—	—	(6,792)	(6,792)	—	(6,792)	—
Embedded cash conversion option, net of tax (See Note 24)	—	—	—	—	—	(596)	—	—	(596)	—	(596)	—
Amortization of share-based compensation	—	—	—	—	—	33,918	—	—	33,918	—	33,918	—
Balance, December 31, 2019	28,610,357	$334	120,750	$1	$(284,301)	$1,110,635	$(5)	$(16,809)	$809,855	$94,320	$904,175	$391,275

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Inc. Consolidated Statements of Cash Flows (dollars in thousands)
	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$55,870	$79,879	$(37,091)
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Bargain purchase gain, net of tax	—	—	(6,914)
Depreciation and amortization	20,460	12,436	13,078
Goodwill impairment	4,100	—	—
Amortization of debt issuance costs	1,129	1,153	1,261
Amortization of debt discount	4,598	5,473	7,435
Noncash lease expense	(2,148)	—	—
Gain / (loss) on extinguishment of debt	—	652	10,551
Share-based compensation	33,918	37,018	28,443
Change in deferred taxes	13,295	15,486	45,856
Deferred rent obligations	—	(3,036)	(2,192)
Net loss (gain) on disposal of fixed assets	233	15,343	(2,346)
Purchases of securities owned, at fair value	(2,107,956)	(3,830,757)	(4,943,394)
Proceeds from sales of securities owned, at fair value	2,042,946	4,032,937	5,131,938
Proceeds from sales of securities sold, not yet purchased, at fair value	1,360,075	2,794,434	2,455,876
Payments to cover securities sold, not yet purchased, at fair value	(1,408,043)	(2,927,916)	(2,444,010)
Proceeds from other investments	23,886	10,157	—
Net (gains) losses on securities, derivatives and other investments	(74,284)	(54,032)	(78,303)
Consolidated Funds
Purchases of securities owned, at fair value	(2,725,439)	(887,728)	(385,544)
Proceeds from sales of securities owned, at fair value	2,618,200	835,002	338,268
Proceeds from sales of securities sold, not yet purchased, at fair value	—	—	217
Payments to cover securities sold, not yet purchased, at fair value	—	—	(899)
Purchases of other investments	(3,408)	(2,835)	(26,206)
Proceeds from other investments	23,954	231,559	64,867
Net realized and unrealized (gains) losses on investments and other transactions	(90,900)	(52,807)	(28,267)
(Increase) decrease in operating assets:
Cash acquired through acquisition	—	—	159,587
Securities owned, at fair value, held at broker-dealer	(990,356)	(57,732)	(102,137)
Receivable on derivative contracts, at fair value	(37,522)	44,053	(46,277)
Securities borrowed	(346,646)	35,353	(184,827)
Deposits with clearing organizations, brokers and banks	(2,332)	4,573	(32,460)
Receivable from brokers, dealers and clearing organizations	104,418	(277,935)	(366,297)
Receivable from customers, net of allowance	(67,789)	12,033	(6,422)
Fees receivable, net of allowance	(7,143)	(6,401)	(29,669)
Due from related parties	7,120	1,405	4,815
Other assets	(6,501)	6,017	(33,454)
Consolidated Funds
Cash and cash equivalents	7,299	(19,501)	(4,227)
Receivable on derivative contracts, at fair value	(1,417)	(1,896)	(1,627)
Receivable from brokers	(17,636)	(2,684)	334
Other assets	(159)	(538)	123
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	277,119	26,232	19,226
Securities sold under agreement to repurchase	23,244	—	—
Payable for derivative contracts, at fair value	44,679	2,305	(1,399)
Securities loaned	1,187,014	(41,979)	170,472
Payable to brokers, dealers and clearing organizations	42,287	(23,422)	(32,440)
Payable to customers	(94,929)	172,686	340,666
Commission management payable	(23,650)	24,819	(15,857)
Compensation payable	(38,954)	64,456	9,150
Fees payable	(1,025)	14,518	(639)
Due to related parties	(5,320)	1	(3)

Cowen Inc. Consolidated Statements of Cash Flows (dollars in thousands)
	Year Ended December 31,
	2019	2018	2017
(continued)
Accounts payable, accrued expenses and other liabilities	(3,148)	17,723	13,046
Consolidated Funds
Contributions received in advance	50	—	(2,000)
Payable to brokers	(22,657)	22,770	(2,949)
Payable for derivative contracts, at fair value	3,106	(5,467)	6,558
Due to related parties	581	—	(189)
Accounts payable, accrued expenses and other liabilities	(129)	369	(330)
Net cash provided by / (used in) operating activities	(179,910)	324,176	3,398
Cash flows from investing activities:
Purchases of other investments	(19,812)	(28,092)	(10,419)
Purchase of business (See Note 3)	(48,581)	—	(55,049)
Proceeds from sales of other investments	35,648	18,782	71,749
Loans issued	—	—	(13,745)
Proceeds from loans held for investment	—	14	3,203
Purchase of fixed assets and intangibles	(14,882)	(8,586)	(5,986)
Sale of fixed assets	—	—	7,850
Net cash provided by / (used in) investing activities	(47,627)	(17,882)	(2,397)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	—	—	135,000
Repayments on convertible debt	(20,860)	(13,500)	(115,140)
Deferred debt issuance cost	(2,077)	(3,985)	(7,176)
Borrowings on notes and other debt	87,365	102,382	171,148
Repayments on notes and other debt	(10,263)	(16,601)	(72,757)
Purchase of treasury stock	(15,217)	(31,762)	(19,662)
Contingent liability payment	(1,234)	(797)	(393)
Capital contributions by non-controlling interests in operating entities	11,110	941	—
Capital withdrawals to non-controlling interests in operating entities	(3,785)	(2,774)	(5,178)
Consolidated Funds
Capital contributions by non-controlling interests in Consolidated Funds	267,049	114,064	117,812
Capital withdrawals to non-controlling interests in Consolidated Funds	(111,650)	(276,357)	(65,803)
Net cash provided by / (used in) financing activities	200,438	(128,389)	137,851
Change in cash and cash equivalents	(27,099)	177,905	138,852
Cash and cash equivalents, including cash collateral pledged and segregated cash, beginning of period	442,113	264,208	125,356
Cash and equivalents at end of period:
Cash and cash equivalents	301,123	259,148	130,052
Cash collateral pledged	6,563	6,318	17,888
Segregated cash	107,328	176,647	116,268
Cash and cash equivalents, including cash collateral pledged and segregated cash, end of period	$415,014	$442,113	$264,208
Supplemental information
Cash paid during the year for interest	$145,877	$90,843	$26,632
Cash paid during the year for taxes	$4,310	$3,881	$2,172
Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (See Note 24)	$15,217	$12,310	$11,889
Preferred stock dividends declared (See Note 19)	$6,792	$6,792	$6,792
Net assets (liabilities) acquired upon acquisition (net of cash)	$90,727	$—	$77,790
Transfer of investment from consolidated funds, securities owned, fair value to securities owned, fair value	$—	$8,820	$—
Initial recognition of operating lease right-of-use assets	$103,694	$—	$—
Initial recognition of operating lease liabilities	$110,505	$—	$—
Noncash transfer of net assets from Unconsolidated Master Fund to Consolidated Fund	$97,655	$—	$—
Net decrease in non-controlling interests in Consolidated Funds due to deconsolidation of consolidated fund (See Note 2)	$—	$32,559	$—
Separately recognized conversion option reclassification from a derivative liability to equity (See Note 24)	$—	$28,974	$—
Common stock issuance upon close of acquisition (See Note 3)	$14,446	$—	$47,607
The accompanying notes are an integral part of these consolidated financial statements.

Cowen Inc.

Notes to Consolidated Financial Statements
1. Organization and Business
Cowen Inc., a Delaware corporation formed in 2009, is a diversified financial services firm that, together with its consolidated subsidiaries (collectively, "Cowen" or the "Company"), provides investment banking, research, sales and trading, prime brokerage, global clearing and commission management services and investment management through its two business segments: the Operating Company ("Op Co") and the Asset Company ("Asset Co").
The Op Co segment consists of four divisions: the Investment Banking division, the Markets division, the Research division and the Cowen Investment Management ("CIM") division. The Company refers to the Investment Banking division, the Markets division and the Research division combined as its investment banking businesses. Op Co's investment banking businesses offer investment banking, research, sales and trading, prime brokerage, global execution, clearing and commission management services to companies and primarily institutional investor clients. Sectors covered by Op Co's investment banking business include healthcare, technology, media and telecommunications, consumer, industrials, information and technology services, and energy. Op Co’s CIM division includes advisers to investment funds (including private equity structures and privately placed hedge funds) and registered funds.
The Asset Co segment consists of certain of the Company's private investments, private real estate investments and other legacy investment strategies. The focus of Asset Co is to drive future monetization of the invested capital of the segment.
Change in Segments
The Company continually monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments. Because of the change in the Chief Operating Decision Maker ("CODM") of the Company at the end of 2017, the Company experienced a strategic shift to refocus the Company's businesses on a set of differentiated products which are aligned to the content and insight within the Company's domain of expertise.
During the second quarter of 2019, the Company realigned the business and reportable segment information that the CODM regularly reviews to evaluate performance for operating decision-making purposes, including evaluation and allocation of resources.  As a result, the Company changed its segment reporting structure based on the Company's domain expertise as a driver of balance sheet harmonization and repeatable revenues for its operating business versus the Company's long-term monetization strategies.
As a result of the change in segments during the second quarter of 2019, the Company has the following business segments:
•The Op Co segment consists of four divisions: Investment Banking, Markets, Research and Cowen Investment Management. Each of Op Co's four divisions leverage the Research division’s core domain expertise to drive harmonized repeatable revenue for the segment.
◦The Investment Banking division includes public and private capital raising transactions and providing strategic advisory services.
◦The Markets division includes trading equity, equity-linked and fixed income securities on behalf of institutional investors as well as a full-service suite of prime brokerage services, cross-asset trading, securities finance, global execution, clearing and commission management businesses.
◦The Research division provides thought leadership and domain expertise. The research content that is created helps to facilitate brokerage revenue in the Markets division, provides research coverage for clients of the Investment Banking division and facilitate investor relationships and investing within CIM's innovative investment products and solutions.
◦The CIM division offers innovative investment products and solutions across the liquidity spectrum to institutional and private clients. CIM offers investors access to a number of strategies to meet their specific needs including merger arbitrage, activism, healthcare royalties, private healthcare investing and private sustainable investing many of which leverage the content and domain expertise that are aligned with the Company's core areas of expertise, which the Company refers to as Cowen DNA.
•The Asset Co segment consists of certain of the Company's private investments, private real estate investments and other legacy investment strategies.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
2. Significant Accounting Policies
a. Basis of presentation
These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") as promulgated by the Financial Accounting Standards Board ("FASB") through Accounting Standards Codification ("The Accounting Standards") as the source of authoritative accounting principles in the preparation of financial statements, and include the accounts of the Company, its operating and other subsidiaries, and entities in which the Company has a controlling financial interest or a general partner interest. All material intercompany transactions and balances have been eliminated on consolidation. Certain investment funds that are consolidated in these accompanying consolidated financial statements, as further discussed below, are not subject to the consolidation provisions with respect to their own controlled investments pursuant to specialized industry accounting.
The Company serves as the managing member/general partner and/or investment manager to investment funds which it sponsors and manages. Investment funds in which the Company has a controlling financial interest are consolidated with the Company. Consequently, the Company's consolidated financial statements reflect the assets, liabilities, income and expenses of these investment funds on a gross basis. The ownership interests in these investment funds that are not owned by the Company are reflected as redeemable or nonredeemable non-controlling interests, dependent on the non-controlling interest holder's redemption rights, in consolidated subsidiaries in the accompanying consolidated financial statements. The management fees and incentive income earned by the Company from these investment funds are eliminated in consolidation.
During 2019, the Company carried out an analysis to evaluate instances where non-controlling interest parties have the unilateral right to redeem their ownership interest for cash, which resulted in a change to the presentation of certain nonredeemable non-controlling interests into permanent equity. Accordingly, prior period amounts have been recast to be presented separately from redeemable non-controlling interests within the permanent equity section of the accompanying consolidated statements of financial condition. The change to the presentation of nonredeemable non-controlling interests has no impact on net income (loss) attributable to Cowen Inc. common stockholders, total assets or total liabilities.
With respect to the Company's private equity investment management strategies, a portion of the Company's carried interest is granted to employees through profit sharing awards designed to more closely align compensation with the overall realized performance of the Company. These arrangements enable certain employees to earn compensation based on performance revenue earned by the Company and are recorded within compensation payable in the accompanying consolidated statements of financial condition and employee compensation and benefits expense in the accompanying consolidated statements of operation based on the probable and estimable payments under the terms of the awards. Prior period amounts have been recast to reflect this accounting treatment.
b. Principles of consolidation
The Company consolidates all entities that it controls through a majority voting interest or otherwise, including those investment funds in which the Company either directly or indirectly has a controlling financial interest. In addition, the Company consolidates all variable interest entities for which it is the primary beneficiary.
The Company consolidates five investment funds for which it acts as the managing member/general partner and investment manager. At December 31, 2019, the Company consolidated the following investment funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), Ramius Merger Arbitrage UCITS Fund ("UCITS Fund"), and Cowen Sustainable Investments I LP ("CSI I LP") (each a "Consolidated Fund" and collectively the "Consolidated Funds").
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
Under US GAAP consolidation requirements, the usual condition for a controlling financial interest in a VOE is ownership of a majority voting interest. Accordingly, the Company consolidates all VOEs in which it owns a majority of the entity's voting shares or units.

Cowen Inc.
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
The Company determines whether it is the primary beneficiary of a VIE upon its initial involvement with the VIE and reassesses whether it is the primary beneficiary on an ongoing basis as long as it has any continuing involvement with the VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of December 31, 2019, the total assets and total liabilities of the consolidated VIEs were $685.4 million and $24.9 million, respectively. As of December 31, 2018, the total assets and total liabilities of the consolidated VIEs were $468.0 million and $40.5 million, respectively. The increase is primarily related to other investors' subscriptions which increased overall VIEs net assets. The VIEs act as investment managers and/or investment companies that may be managed by the Company or the Company may have equity interest in those investment companies. The VIEs are financed through their operations and/or loan agreements with the Company.
At December 31, 2019, the Company held a variable interest in Ramius Merger Master Fund Ltd ("Merger Master") (the "Unconsolidated Master Fund") through the consolidated Merger Fund. At December 31, 2018, the Company held variable interests in Ramius Enterprise Master Fund Ltd ("Enterprise Master") and Merger Master (collectively the "Unconsolidated Master Funds") through two Consolidated Funds. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.
In the ordinary course of business, the Company also sponsors various other entities that it has determined to be VIEs. These VIEs are primarily investment funds for which the Company serves as the general partner, managing member and/or investment manager with decision-making rights.
The Company does not consolidate the Unconsolidated Master Fund or real estate funds that are VIEs due to the Company's conclusion that it is not the primary beneficiary of these funds in each instance. Investment fund investors are entitled to all of the economics of these VIEs with the exception of the management fee and incentive income, if any, earned by the Company. The Company has equity interests in the funds as both general partner and limited partner. In these instances the Company has concluded that the variable interests are not potentially significant to the VIE. Although the Company may advance amounts and pay certain expenses on behalf of the investment funds that it considers to be VIEs, it does not provide, nor is it required to provide, any type of substantive financial support to these entities outside of regular investment management services (see Note 6 for additional disclosures on VIEs).
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
Other—If the Company does not consolidate an entity or apply the equity method of accounting, the Company accounts for such entities (primarily, all securities of such entity which are bought and held principally for the purpose of selling them in the near term as trading securities), at fair value with unrealized gains (losses) resulting from changes in fair value reflected within net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.
Retention of Specialized Accounting—The Consolidated Funds and certain other consolidated companies are investment companies and apply specialized industry accounting. The Company reports its investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company.
In addition, the Company's broker-dealer subsidiaries, Cowen and Company, LLC ("Cowen and Company"), Cowen Execution Services LLC ("Cowen Execution"), Westminster Research Associates LLC ("Westminster"), Cowen Execution Services Limited ("Cowen Execution Ltd"), ATM Execution LLC ("ATM Execution"), Cowen International Limited ("Cowen International Ltd"), and Cowen Prime Services LLC ("Cowen Prime") apply the specialized industry accounting for brokers and dealers in securities. The Company also retains specialized accounting upon consolidation.
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
e. Allowance for credit losses
The allowance for credit losses is based on the Company's assessment of the collectability of receivables related to securities transactions, prepaid research and other receivables. The Company considers factors such as historical experience, credit quality, age of balances and current economic conditions that may affect collectability in determining the allowance for credit losses. Specifically, for prepaid research, the Company reviews clients' historical, current and forecasted trading activity in determining the allowance for credit losses. The credit loss expense related to the allowance for credit losses as well as any recoveries of amounts previously charged is reflected in other expenses in the accompanying consolidated statements of operations.
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

Cowen Inc.
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
The Company primarily uses the "market approach" to value its financial instruments measured at fair value. In determining an instrument's level within the hierarchy, the Company categorizes the Company's financial instruments into three categories: securities, derivative contracts and other investments. To the extent applicable, each of these categories can further be divided between those held long or sold short.
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
Other investments—Other investments consist primarily of investment funds, real estate investments, carried interest and equity method investments, which are valued as follows:
i. Portfolio funds—Portfolio funds (“Portfolio Funds”) include interests in private investment partnerships, foreign investment companies and other collective investment vehicles which may be managed by the Company or its affiliates. The Company applies the practical expedient provided by the US GAAP fair value measurements and disclosures guidance relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). The guidance permits an entity holding investments in certain entities that either are investment companies as defined by the American Institute of Certified Public Accountants ("AICPA") Audit and Accounting Guide, Investment Companies, or have attributes similar to an investment company, and calculate net asset value per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
ii. Real estate investments—Real estate debt and equity investments are measured at fair value. The fair value of real estate investments is estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date. Real estate investments without a public market are valued based on assumptions and valuation techniques used by the Company. Such valuation techniques may include discounted cash flow analysis, prevailing market capitalization rates or earnings multiples applied to earnings from the investment, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties, consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence, as well as independent external appraisals. In general, the Company considers several valuation techniques when measuring the fair value of a real estate investment. However, in certain circumstances, a single valuation technique may be appropriate. Real estate investments are reviewed on a quarterly basis by the Company for significant changes at the property level or a significant change in the overall market which would impact the value of the real estate investment resulting in unrealized appreciation or depreciation.
Real estate and capital markets are cyclical in nature. Property and investment values are affected by, among other things, the availability of capital, occupancy rates, rental rates and interest and inflation rates. In addition, the Company invests in real estate and real estate-related investments for which no liquid market exists. The market prices for such investments may be volatile and may not be readily ascertainable. Amounts ultimately realized by the Company from investments sold may differ from the fair values presented, and the differences could be material.
The Company's real estate investments are typically categorized as level 3 investments within the fair value hierarchy as management uses significant unobservable inputs in determining their estimated fair value.
See Notes 6 and 7 for further information regarding the Company's investments, including equity method investments and fair value measurements.
iii. Carried Interest—For the private equity and debt fund products the Company offers, the company is allocated incentive income by the investment funds based on the extent of which the investment funds performance exceeds predetermined thresholds. Carried interest allocations are generally structured from a legal standpoint as an allocation of capital in the Company’s capital account. The Company accounts for carried interest allocations by applying an equity ownership model. Accordingly, the Company accrues performance allocations quarterly based on the fair value of the underlying investments assuming hypothetical liquidation at book value.
iv. Equity Method Investments—For operating entities over which the Company exercises significant influence but which do not meet the requirements for consolidation as outlined above, the Company applies the equity method of accounting. The Company's investments in equity method investees are recorded in other investments in the accompanying consolidated statements of financial condition. The Company's share of earnings or losses from equity method investees is included in net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.
g. Due from/due to related parties
The Company may advance amounts and pay certain expenses on behalf of employees of the Company or other affiliates of the Company. These amounts settle in the ordinary course of business. Such amounts are included in due from and due to related parties, respectively, on the accompanying consolidated statements of financial condition.
h. Receivable from and payable to brokers
Receivable from brokers, dealers, and clearing organizations includes amounts receivable for securities failed to deliver by the Company to a purchaser by the settlement date, amounts receivable from broker-dealers and clearing organizations, commissions receivable from broker-dealers, and interest receivable from securities financing arrangements.
Payable to brokers, dealers and clearing organizations includes amounts payable for securities failed to receive by the Company from a seller by the settlement date, amounts payable to broker-dealers and clearing organizations for unsettled trades, interest payable for securities financing arrangements, and payables of deposits held in proprietary account of brokers and dealers.
Pursuant to the master netting agreements the Company has entered into with its brokers, dealers and clearing organizations, receivables and payables arising from unsettled trade are presented net (assets less liabilities) across balances with the same counterparty. The Company's receivable from and payable to brokers, dealers and clearing organizations balances are held at multiple financial institutions.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
i. Receivable from and payable to customers
Receivable from customers includes amounts owed by customers on cash and margin transactions, recorded on a settle-date basis on the statement of financial condition.
Payable to customers primarily consists of amounts owed to customers relating to securities transactions not completed on settlement date, recorded on a settle-date basis on the statement of financial condition, and other miscellaneous customer payables.
Securities owned by customers, including those that collateralize margin, are not reflected as assets of the Company on the statement of financial condition. The Company holds these securities with the intention of settlement against customer orders and are held as collateral for customer receivables.
j. Fees receivable
Fees related to security transactions are reported net of an allowance for credit losses.  An allowance for credit losses is assessed on any commission receivables aged over 180 days.
Corporate finance and syndicate receivables, include receivables relating to the Company's investment banking and advisory engagements net of allowance for credit losses. The Company records this allowance for credit losses on these receivables on a specific identification basis. The future collectability of the receivables is reviewed on a monthly basis based on the following factors: aging (usually if outstanding greater than 90 days), known financial stability of the paying company, as well as any other factors that might impact the collection of the outstanding fees.
Management and incentive fees are earned as the managing member, general partner and/or investment manager to the Company's investment funds and are recognized in accordance with appropriate revenue recognition guidance (see Note 2v).
k. Securities financing arrangements
Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced or received on a gross basis. The related rebates are recorded in the accompanying consolidated statements of operations as interest and dividends income and interest and dividends expense. Securities borrowed transactions require the Company to deposit cash collateral with the lender. With respect to securities loaned, the Company receives cash or securities as collateral from the borrower. When the Company receives securities as collateral, and has concluded it (i) is the transferor and (ii) can pledge the securities to third parties, the Company recognizes the securities received as collateral at fair value in Securities owned, at fair value with the corresponding obligation to return the securities received as collateral at fair value in Securities sold, not yet purchased, at fair value. Securities received as collateral are not recognized when the Company either (i) is not the transferor or (ii) cannot pledge the securities to third parties. The initial collateral advanced or received approximates or is greater than the market value of securities borrowed or loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or returned, as necessary. Securities borrowed and loaned may also result in credit exposures for the Company in an event that the counterparties are unable to fulfill their contractual obligations. The Company minimizes its credit risk by continuously monitoring its credit exposure and collateral values by demanding additional or returning excess collateral in accordance with the netting provisions available in the master securities lending contracts in place with the counterparties.
Fees and interest received or paid are recorded in interest and dividends income and interest and dividends expense, respectively, on an accrual basis in the accompanying consolidated statements of operations. In cases where the fair value basis of accounting is elected, any resulting change in fair value would be reported in net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations. Accrued interest income and expense are recorded in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, on an accrual basis in the accompanying consolidated statements of financial condition. At December 31, 2019 and 2018, the Company did not have any securities lending transactions for which fair value basis of accounting was elected.
l.  Securities sold under agreements to repurchase
        Securities sold under agreements to repurchase ("repos") are accounted for as collateralized financing transactions and are recorded at their contracted repurchase amount plus accrued interest. A repo is a transaction in which a firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from such buyer at a stated price plus accrued interest at a future date. When the Company receives securities as collateral, and has concluded it (i) is the transferor and (ii) can pledge the securities to third parties, the Company recognizes the securities received as collateral at fair value in Securities owned, at fair value with the

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
corresponding obligation to return the securities received as collateral at fair value in Securities sold, not yet purchased, at fair value. Securities received as collateral are not recognized when the Company either (i) is not the transferor or (ii) cannot pledge the securities to third parties. The initial collateral advanced approximates or is greater than the market value of securities sold in the transaction. The Company typically enters into repo transactions with counterparties that prefer repo transactions to securities loaned transactions. The Company has executed master repo agreements with such counterparties and utilizes such counterparties to finance its own positions, or replace a securities lending transaction with a repo for matched book purposes. The Company monitors the market value of repos on a daily basis, with additional collateral obtained or returned, as necessary. Repos may also result in credit exposures for the Company in an event that the counterparties are unable to fulfill their contractual obligations. The Company mitigates its credit risk by continuously monitoring its credit exposure and collateral values by demanding additional collateral or returning excess collateral in accordance with the netting provisions available in the master repo contracts in place with the counterparties.
        Interest paid is recorded in interest and dividends expense on an accrual basis in the accompanying consolidated statements of operations. In cases where the fair value basis of accounting is elected, any resulting change in fair value would be reported in net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations. At December 31, 2019 and 2018, the Company did not have any repos for which fair value basis of accounting was elected.
m. Fixed assets
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

Asset	Depreciable Lives	Depreciation and/or Amortization Method
Telecommunication and computer equipment	5 years	Straight-line
Computer software	4 years	Straight-line
Furniture and fixtures	5 years	Straight-line
Leasehold improvements	Term of Lease	Straight-line
Finance lease right-of-use asset	Term of Lease	Straight-line

n. Goodwill and intangible assets
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
In January 2017, the FASB issued guidance that simplifies the subsequent measurement of goodwill. The new guidance eliminated Step 2 from the goodwill impairment test, which required entities to calculate the implied fair value of goodwill and compare that amount to its carrying amount. Instead, under the new amendments, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company early adopted these amendments during the second quarter of 2019 in conjunction with a quantitative goodwill test performed due to the Company's change in operating segments and restructuring of reporting units. See Note 12 for the impact of the goodwill impairment test.
In accordance with US GAAP requirements for testing for impairment of goodwill, inclusive of the newly adopted amendments, the Company tests goodwill for impairment on an annual basis or at an interim period if events or changed circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that fair value exceeds its

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
carrying amount, then performing a quantitative impairment test is not necessary. If the Company concludes otherwise, the Company is required to perform a quantitative impairment test that requires a comparison of the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, the related goodwill is not considered impaired and no further analysis is required. If the carrying value of the reporting unit exceeds its fair value, then the Company recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. See Note 12 for further discussion.
Intangible assets
Intangible assets with finite lives are amortized over their estimated average useful lives. The Company does not have any intangible assets deemed to have indefinite lives. Intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset or asset group's carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized in the accompanying consolidated statements of operations if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. The Company continually monitors the estimated average useful lives of existing intangible assets.
o. Debt
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
p. Legal reserves
The Company establishes reserves for contingencies when the Company believes that it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. The Company discloses a contingency if there is at least a reasonable possibility that a loss may have been incurred and there is no reserve for the loss because the conditions above are not met. The Company's disclosure includes an estimate of the reasonably possible loss or range of loss for those matters for which an estimate can be made. Neither reserve nor disclosure is required for losses that are deemed remote.
q. Capital withdrawals payable
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
r. Non-controlling interests in consolidated subsidiaries
Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities. When non-controlling interest holders have redemption features that can be exercised at the option of the holder currently or contingent upon the occurrence of future events, their ownership has been classified as temporary equity. The remaining non-controlling interests have been classified in permanent equity as the non-controlling interests are either not redeemable at the option of the holder or the holder does not have the unilateral right to redeem their ownership interests.
s. Treasury stock
In accordance with US GAAP relating to repurchases of an entity's own outstanding common stock, the Company records the purchases of stock held in treasury at cost and reports them separately as a deduction from total stockholders' equity on the accompanying consolidated statements of financial condition and changes in equity.
t. Comprehensive income (loss)
Comprehensive income (loss) consists of net income and other comprehensive income (loss). The Company's other comprehensive income (loss) is comprised of foreign currency cumulative translation adjustments.
u. Right-of-use assets and lease liabilities
Effective January 1, 2019, the Company adopted ASC Topic 842, Leases ("ASC 842"). The new guidance increases transparency and comparability by requiring the recognition of right-of-use assets and lease liabilities on the consolidated

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
statements of financial condition. The recognition of these lease assets and lease liabilities represents a change from previous US GAAP requirements, which did not require lease assets and lease liabilities to be recognized for most leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee, have not significantly changed from previous US GAAP requirements.
Under the effective date transition method selected by the Company, leases existing at, or entered into after January 1, 2019 were required to be recognized and measured. Prior reported financial statements, including footnotes, have not been recast to the reflect the impact of ASC 842 to all comparative periods presented. In applying ASC 842, the Company made an accounting policy election not to recognize the right-of-use assets and lease liabilities relating to short-term leases. Implementation of ASC 842 included an analysis of contracts, including real estate leases and service contracts to identify embedded leases, to determine the initial recognition of right-of-use assets and lease liabilities, which required subjective assessment over the determination of the associated discount rates. ASC 842 also provided various practical expedients which were assessed to determine the ultimate impact of ASC 842 upon adoption. The standard includes a package of three practical expedients which permit the Company to not reassess (1) whether any expired or existing contracts are or contain a lease, (2) the lease classification for any expired or existing leases and (3) any initial direct costs for any existing leases as of the effective date. The Company has elected to apply the package of practical expedients, as well as the hindsight practical expedient, and land easement practical expedient.
The adoption of ASC 842 resulted in the recording of operating lease right-of-use assets of $103.7 million and operating lease liabilities of $110.5 million at January 1, 2019.
The Company determines if an arrangement is or contains a lease at inception. The Company's operating lease arrangements are primarily for real estate and facility leases as well as office equipment. The Company has applied an accounting policy election to combine its lease and nonlease components for its real estate and facility leases. Right-of-use assets represent the Company's right to use the underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company's variable lease payments consist of nonlease services related to the lease. Variable lease payments are excluded from the right-of-use asset and lease liabilities to the extent they are not based on a consumer priced index or a market index and are recognized in the period in which the obligation for those payments is incurred. As most of the Company's leases do not provide an implicit rate and the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Right-of-use assets also include any lease payments made and exclude lease incentives. Many of the Company's operating lease agreements include options to extend the lease, which the Company does not include in the determination of the minimum lease term unless the options are reasonably certain to be exercised. Expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.
The Company reconciles the operating lease expense with operating lease payments by presenting the amortization of the operating Right-of-use asset and change in the operating lease liability in a single line item within the adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities in the accompanying Consolidated Statements of Cash Flows.
Please refer to Note 23 for information on the Company's finance leases (formerly capital leases).
v. Revenue recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), which requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company follows a five-step model to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, the Company includes variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. Significant judgments are required in the application of the five-step model including; when determining whether performance obligations are satisfied at a point in time or over time; how to allocate transaction prices where multiple performance obligations are identified; when to recognize revenue based on the appropriate measure of the Company's progress under the contract; and whether constraints on variable consideration should be applied due to uncertain future events.
The Company's principal sources of revenue are generated within two segments: Op Co and Asset Co as more fully described below. Revenue from contracts with customers includes management fees, incentive income, investment banking

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
revenue and brokerage services revenue excluding principal transactions. ASC Topic 606 does not apply to revenue associated with financial instruments, interest income and expense, leasing and insurance contracts. The following is a description of principal activities, separated by business segments, from which the Company generates its revenue. For more detailed information about reportable segments, see Note 27.
Operating Company
The Op Co segment generates revenue through five principal sources: investment banking revenue, brokerage revenue, management fees, incentive income and investment income from the Company's own capital. Investment income is excluded from ASC Topic 606.
Investment banking
The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from public and private small- and mid-capitalization companies within the Company's sectors.
Investment banking revenue consists of underwriting fees, strategic/financial advisory fees, expenses reimbursed from clients and placement and sales agent fees.
•Underwriting fees. The Company earns underwriting fees in securities offerings in which the Company acts as an underwriter, such as initial public offerings, follow-on equity offerings, debt offerings, and convertible securities offerings. Fee revenue relating to underwriting commitments is recorded at the point in time when all significant items relating to the underwriting process have been completed and the amount of the underwriting revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer's registration statement has become effective with the SEC or the other offering documents are finalized; (ii) the Company has made a firm commitment for the purchase of securities from the issuer; (iii) the Company has been informed of the number of securities that it has been allotted; and (iv) the issuer obtains control and benefits of the offering; which generally occurs on trade date.
Underwriting fees are recognized gross of transaction-related expenses, and such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction.
•Strategic/financial advisory fees. The Company's strategic advisory revenue includes success fees earned in connection with advising companies, principally in mergers, acquisitions and restructuring transactions. The Company also earns fees for related advisory work such as providing fairness opinions. A significant portion of the Company's advisory revenue (i.e., success-related advisory fees) is considered variable consideration and recognized when it is probable that the variable consideration will not be reversed in a future period. The variable consideration is constrained until satisfaction of the performance obligation. The Company records strategic advisory revenues at the point in time, gross of related expenses, when the services for the transactions are completed or the contract is canceled under the terms of each assignment or engagement.
•Placement and sales agent fees. The Company earns agency placement fees and sales agent commissions in non-underwritten transactions, such as private placements of loans and debt and equity securities, including private investment in public equity transactions ("PIPEs"), and as sales agent in at-the-market offerings of equity securities. The Company records placement revenues (which may be in cash and/or securities) at the point in time when the services for the transactions are completed under the terms of each assignment or engagement. The Company records sales agent commissions on a trade-date basis.
•Expense reimbursements from clients.  Investment banking revenue includes expense reimbursements for transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction.  Expense reimbursements associated with investment banking engagements are recognized in revenue at the point in time when the Company is contractually entitled to reimbursement. The related expenses are presented gross within their respective expense category in the accompanying consolidated statements of operations.
Brokerage
Brokerage revenue consists of commissions, principal transactions, equity research fees and trade conversion revenue.
•Commissions. Commission revenue includes fees from executing and clearing client transactions and commission sharing arrangements. Trade execution and clearing services, when provided together, represent a single performance

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
obligation as the services are not separately identifiable in the context of the contract. Commission revenues associated with combined trade execution and clearing services on a standalone basis, are recognized at a point in time on trade-date. Commissions revenues are generally paid on settlement date and the Company records a receivable between trade-date and payment on settlement date. The Company permits institutional customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as "soft dollar arrangements". The Company also offers institutional clients the ability to allocate a portion of their gross commissions incurred on trades executed with various brokers to pay for research products and other services provided by third parties by entering into commission sharing arrangements. The Company acts as an agent in the soft dollar and commission sharing arrangements as the customer controls the use of the soft dollars and directs payments to third-party service providers on its behalf. Accordingly, amounts allocated to soft dollar arrangements are netted against commission revenues and recorded on trade date. Commissions on soft dollar brokerage are recorded net of the related expenditures. The costs of commission sharing arrangements are recorded for each eligible trade and shown net of commission revenue.
•Principal transactions. Principal transactions revenue includes net trading gains and losses from the Company's market-making activities in over-the-counter equity and fixed income securities, trading of convertible securities, and trading gains and losses on inventory and other Company positions, which include securities previously received as part of investment banking transactions. In certain cases, the Company provides liquidity to clients by buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a short duration.
•Equity research fees. Equity research fees are paid to the Company for providing access to equity research. In the US, revenue is recognized once an arrangement exists, access to research has been provided and the customer has benefited from the research. As part of MiFID II, the Company’s international broker-dealers have executed equity research contracts with its clients. The contracts either contain a fixed price for providing access to research or a price at the discretion of the customer with a contract minimum. Fixed equity research fees are recognized over the contract period as the customer is benefiting from the research throughout the contract term. When the equity research fees are based on the customer’s discretion with a contract minimum, the Company recognizes the contract minimum over the life of the contract as the customer benefits from the research provided and adjusts the revenue when the Company can estimate the amount of equity research fees over the contract minimum. Additionally, the Company earns variable consideration for attending client conferences and events. Revenue is recognized when the Company attends a client conference or event.
•Trade conversion revenue. Trade conversion revenue includes fees earned from converting foreign securities into an American Depository Receipt ("ADR") and fees earned from converting an ADR into foreign securities on behalf of customers, and margins earned from facilitating customer foreign exchange transactions. Trade conversion revenue is recognized on a trade-date basis.
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
Management fees are generally paid on a quarterly basis and are prorated for capital inflows (or commitments) and redemptions (or distributions) and are recognized as revenue at that time as they relate specifically to the services provided in that period, which are distinct from the services provided in other periods. While some investors may have separately negotiated fees, in general the management fees are as follows:
•Private equity funds. Management fees for the Company's private equity or debt funds are generally charged at an annual rate of 1% to 2% of committed capital during the investment period (as defined in the relevant partnership

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
agreement). After the investment period, management fees for these private equity funds are generally charged at an annual rate of 0.5% to 2% of the net asset value or the aggregate cost basis of the unrealized investments held by the private equity funds.  For certain other private equity funds (and managed accounts), the management fees range from 0.2% to 1% and there is no adjustment based on the investment period.  Management fees for the Company's private equity funds are generally paid on a quarterly basis.
•Hedge funds. Management fees for the Company's hedge funds are generally charged at an annual rate of up to 2% of utilized invested capital, committed capital or notional trading level. Management fees are generally calculated monthly at the end of each month.
•Cowen trading strategies. Advisory fees for the Company's collateral management advisory business are typically paid quarterly based on utilized invested capital or committed capital, generally subject to a minimum fee.
Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management or partnership agreements) with respect to certain of the Company's investment funds and managed accounts.  The incentive income is either allocated to the Company or is charged to the investment funds in accordance with their respective investment management or partnership agreements. For the hedge funds the Company offers, incentive income earned is typically up to 20% (in certain cases on performance in excess of a benchmark) of the net profits earned for the full year that are attributable to each fee-paying investor. For the private equity and debt fund products the Company offers, the carried interest earned is typically up to 20% of the distributions made to investors after return of their contributed capital and generally a preferred return. With respect to the Company's private equity investment management strategies, the Company grants its employees that act as portfolio managers for its private equity fund products membership into the respective general partner entities that are the general partner of the funds they manage. These awards entitle the employees to share in future distributions of carried interest earned by the general partners. These arrangements are accounted for as profit sharing awards and accordingly amounts are reflected in compensation payable in the accompanying consolidated financial statements of financial condition and employee compensation and benefits expense in the accompanying consolidated statements of operation based on the probable and estimable payments under the terms of the awards.
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
Asset Company
The Asset Co segment generates revenue through three principal sources: management fees, incentive income and investment income from the Company's own capital. Investment income is excluded from ASC Topic 606.
Management fees
The Company earns management fees from investment funds and certain managed accounts for which it serves as the investment manager; such fees earned are typically based on committed and invested capital. The management fees are earned as the investment management services are provided and are not subject to reversals. The performance obligation related to the

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
Management fees are generally paid on a quarterly basis and are prorated for capital inflows (or commitments) and redemptions (or distributions) and are recognized as revenue at that time as they relate specifically to the services provided in that period, which are distinct from the services provided in other periods. While some investors may have separately negotiated fees, in general, the management fees are as follows:
•Hedge funds. Management fees for the Company's hedge funds are generally charged at an annual rate of up to 2% of utilized invested capital, committed capital or notional trading level. Management fees are generally calculated monthly at the end of each month.
•Real estate. Management fees from the Company's real estate investments are generally charged at an annual rate from 0.25% to 1.50% of total capital commitments during the investment period and of invested capital or net asset value of the applicable real estate fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter in arrears.
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
In relation to ASC Topic 606, the Company applies an accounting policy election to recognize incentive income allocated to the Company under an equity ownership model as net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations. The Company previously recognized these amounts as incentive income.  Under the equity method of accounting the Company recognizes its allocations of incentive income or carried interest within net gains (losses) along with the allocations proportionate to the Company's ownership interests in the investment funds.

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
Generally, incentive income or carried interest is earned after the investor has received a full return of its invested capital, plus a preferred return. However, for certain private equity structures, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These private equity structures are generally subject to a potential clawback of these incentive fees upon the liquidation of the private equity structure if the investor has not received a full return of its invested capital plus the preferred return thereon.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Revenue from contracts with customers
For the years ended December 31, 2019 and 2018, the following tables presents revenues from contracts with customers disaggregated by fee type and segment.

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Revenue from contracts with customers	Operating Company
Investment banking
Underwriting fees	$211,666	$215,723
Strategic/financial advisory fees	79,208	81,733
Placement and sales agent fees	69,070	46,888
Expense reimbursements from clients	15,081	12,878
Total investment banking revenue	375,025	357,222
Brokerage
Commissions	356,668	366,090
Trade conversion revenue	12,531	17,061
Equity research fees	19,006	20,184
Total brokerage revenue from customers	388,205	403,335
Management fees	31,361	26,080
Incentive income	1,532	3,117
Total revenue from contracts with customers - Op Co	$796,123	$789,754

	Asset Company
Management fees	1,248	3,578
Incentive income	15	—
Total revenue from contracts with customers - Asset Co	1,263	3,578
Total revenue from contracts with customers	$797,386	$793,332
Investments transactions and related income/expenses
Purchases and sales of securities, net of commissions, and derivative contracts, and the related revenues and expenses are recorded on a trade-date basis with net trading gains and losses included as a component of net gains (losses) on securities, derivatives and other investments, and with respect to the Consolidated Funds and other real estate entities as a component of net realized and unrealized gains (losses) on investments and other transactions and net realized and unrealized gains (losses) on derivatives, respectively, in the accompanying consolidated statements of operations.
Interest and dividends
Interest and dividends are earned by the Company from various sources. The Company receives interest and dividends primarily from securities finance activities and securities held by the Company for purposes of investing capital, investments held by its Consolidated Funds and its brokerage balances. Interest is recognized in accordance with US GAAP and market convention for the imputation of interest of the host financial instrument. Interest income is recognized on the debt of those issuers that is deemed collectible. Interest income and expense includes premiums and discounts amortized and accreted on debt investments based on criteria determined by the Company using the effective yield method, which assumes the reinvestment of all interest payments. Dividends are recognized on the ex-dividend date.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
Impacts of adopting ASC Topic 606
The following tables summarize the impacts of adopting ASC Topic 606 on the Company’s consolidated financial statements.

Consolidated Statements of Financial Condition	As of December 31, 2018
	As Reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Assets
Fees receivable, net of allowance	$111,946	$17,995	$129,941
Other investments	181,407	(17,995)	163,412
Stockholder's equity	$794,407	$1,002	$795,409

Consolidated Statements of Operation	Year Ended December 31, 2018
	As Reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Revenues
Investment banking	$357,222	$(28,160)	$329,062
Incentive income	3,117	15,911	19,028
Total revenues	966,916	(12,249)	954,667
Expenses
Underwriting expenses	15,282	(15,282)	—
Professional, advisory and other fees	40,957	(7,861)	33,096
Service fees	20,198	(42)	20,156
Communications	30,801	(1,449)	29,352
Occupancy and equipment	41,602	(14)	41,588
Client services and business development	35,927	(3,373)	32,554
Other expenses	22,014	(139)	21,875
Total expenses	890,944	(28,160)	862,784
Net gains (losses) on securities, derivatives and other investments	68,043	15,469	83,512
Net income (loss) attributable to Cowen Inc. common stockholders	$36,027	$442	$36,469

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

Consolidated Statements of Cash Flows	Year Ended December 31, 2018
	As Reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$79,879	$442	$80,321
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Net (gains) losses on securities, derivatives, and other investments	(54,032)	12,331	(41,701)
(Increase) decrease in operating assets:
Fees receivable, net of allowance	(6,401)	(11,962)	(18,363)
Net cash provided by / (used in) operating activities	324,176	811	324,987
Cash flows from investing activities:
Purchase of other investments	(28,092)	(812)	(28,904)
Net cash provided by / (used in) investing activities	$(17,882)	$(812)	$(18,694)

(a) The amounts reflected above represent items as they would have been reported prior to adoption of ASC 606.
Interest and dividends expense
Interest and dividends expense relates primarily to securities finance activities, trading activity with respect to the Company's investments and interest expense on debt.
w. Share-based compensation
The Company accounts for its share-based awards granted to individuals as payment for employee services and values such awards based on grant date fair value. Unearned compensation associated with share-based awards is amortized over the vesting period of the option or award. The Company estimates forfeiture for equity-based awards that are not expected to vest. See Note 19 for further information regarding the Company's share-based compensation plans.
x. Income taxes
The Company accounts for income taxes in accordance with US GAAP which requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax basis of its assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to an amount that is more likely than not to be realized.. The Company evaluates our deferred tax assets for recoverability considering negative and positive evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, and tax planning strategies. The Company records a valuation allowance against our deferred tax assets to bring them to a level that it is more likely than not to be utilized. In evaluating the need for a valuation allowance, the Company estimates future taxable income based on management-approved business plans. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws, we have identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.
US GAAP clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements, requiring the Company to determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company recognizes accrued interest and penalties related to its uncertain tax positions as a component of income tax expense.
In accordance with federal and state tax laws, the Company and its subsidiaries file consolidated federal, state, and local income tax returns as well as stand-alone state and local tax returns. The Company also has subsidiaries that are resident in foreign countries where tax filings have to be submitted on a stand-alone or combined basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries in the consolidated statement of operations. The countries where the Company owns subsidiaries and has tax filing obligations are the United Kingdom, Luxembourg, Germany, Switzerland, South Africa, Canada and Hong Kong.

Cowen Inc.
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
z. Recent pronouncements
Recently adopted
In 2018, the FASB issued guidance related to the Tax Cuts and Jobs Act of 2017 ("TCJ Act") for the optional reclassification of the residual tax effects, arising from the change in corporate tax rate, in accumulated other comprehensive loss to retained earnings. The reclassification is the difference between the amount previously recorded in other comprehensive income at the historical U.S. federal tax rate that remains in accumulated other comprehensive loss at the time the TCJ Act was effective and the amount that would have been recorded using the newly enacted rate. This guidance became effective during the first quarter of 2019; however, the Company did not elect to make the optional reclassification.
In 2018, the FASB issued final guidance aligning the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date, which may lower their cost and reduce volatility in the income statement. The guidance became effective during the first quarter of 2019 and impacted the Company's recognition and measurement of the retention bonus pool established in connection with the Company's acquisition of Quarton International AG, which includes share-based payment to employees and nonemployees. Please refer to Note 3 for more information.
In 2018, as part of its disclosure framework project, the FASB amended the disclosure requirements for fair value measurement. The amendments update and eliminate various disclosure requirements that improve the overall usefulness of the disclosure requirement for financial statement users and reduce costs by eliminating disclosures that may not be useful. The new guidance eliminates the requirement to disclose the amounts and reasons for transfers between level 1 and level 2 of the fair value hierarchy and modifies the disclosure requirement relating to investments in funds at NAV. The Company early adopted this guidance in 2019 and it did not have a material impact on the Company's consolidated financial statements.
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
In 2017, the FASB issued guidance that simplifies the subsequent measurement of goodwill. The new guidance eliminated Step 2 from the goodwill impairment test, which required entitites to compute the implied fair value of goodwill and compare that amount to its carrying amount. Instead, under the new amendments, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company early adopted these amendments during the second quarter of 2019. Please refer to Note 2v for more information.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
In 2016, the FASB issued guidance that amends and supersedes its previous guidance regarding leases. The new guidance requires the lessee to recognize the right to use lease assets and lease liabilities that arise from leases greater than one year, and present them in its statement of financial condition. The guidance became effective during the first quarter of 2019. Please refer to Note 22 for more information.
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
In August 2018, the FASB issued guidance for accounting for upfront costs and fees paid by a customer in a cloud computing arrangement. The guidance requires capitalization of implementation costs incurred in connection with a hosting arrangement or the development or obtainment of internal use software. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years for any implementation costs incurred after adoption. The Company is currently evaluating the impact of this guidance on the Company's consolidated financial statements and does not expect this guidance to have a material impact on its consolidated statements of financial condition or its consolidated statements of operations.
In June 2016, the FASB issued guidance that impacts the impairment model for certain financial assets measured at amortized cost by requiring a current expected credit loss ("CECL") methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. The Company has performed a scoping assessment and identified securities borrowed and other financial instruments carried at amortized cost as impacted. Under the accounting update, the Company has the ability to determine there are no expected credit losses in certain circumstances, e.g., based on collateral arrangements for lending and financing transactions or based on the credit quality of the borrower or issuer. For securities borrowed, the Company will apply a practical expedient to measure the allowance for credit losses based on the fair value of the collateral. If the fair value of the collateral held exceeds the amortized cost and the borrower is expected to continue to replenish the collateral as needed, the Company will not recognize an allowance. If the fair value of collateral is less than amortized cost and the borrower is expected to continue to replenish the collateral as needed, the CECL model will be applied only to the shortfall between the fair value of the collateral and amortized cost. For public companies, the guidance is effective for reporting periods beginning after December 15, 2019 and interim periods within those fiscal years.  Based on the Company's scoping analysis and impact assessment, the Company does not expect the increase in the allowance for credit losses, resulting from the adoption of this standard, to be significant to its consolidated statements of financial condition or its consolidated statements of operations.
In December 2019, the FASB issued guidance simplifying the accounting for income taxes. The guidance simplifies the accounting for income taxes by removing the exceptions (i) the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income), (ii) the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, (iii) the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and (iv) general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally the guidance requires that an entity (a) recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (b) evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction and (c) reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date as well as specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements. However, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority. The guidance also makes minor codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. For public business entities, the guidance is effective for reporting periods beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company's consolidated financial statements.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
3. Acquisition
Quarton
On January 2, 2019 (the "Acquisition Date"), the Company, together with its indirect wholly owned subsidiaries, Cowen International Ltd and Cowen QN Acquisition LLC, completed its previously announced acquisition (the "Acquisition") of Quarton International AG through the acquisition of all of the outstanding equity interest of Quarton International AG's affiliated combining companies, Quarton Management AG, Quarton International Europe AG, Quarton Partners, LLC and Quarton Securities GP, LLC (which owns a formerly U.S. Securities Exchange Commission ("SEC") registered broker-dealer that was subsequently renamed to Cowen Securities L.P. ("Cowen Securities") (see Note 28), comprising the U.S. and European operations of the acquired combining companies (collectively "Quarton"). Quarton is a group of leading global financial advisory companies serving the middle market. Quarton's operations were primarily conducted through eight entities based in the United States, Switzerland, and Germany.
The Acquisition was accounted for under the acquisition method of accounting in accordance with US GAAP. As such, results of operations for Quarton are included in the accompanying consolidated statements of operations since the Acquisition Date, and the assets acquired and liabilities assumed were recorded at their fair value as of the Acquisition Date. Subsequent to the Acquisition, the operations of Quarton were integrated within the Company's existing businesses.
The aggregate estimated purchase price of the Acquisition was $103.0 million. On the Acquisition Date the Company paid upfront consideration of $75.3 million subject to certain net working capital and other customary adjustments, with additional maximum contingent consideration of $40.0 million that will become payable dependent on the achievement of certain milestones by Quarton in each of the first four years (five years if certain conditions are met) following the Acquisition Date subject to a $10 million maximum in each year and a $40.0 million cumulative maximum. The Company estimated the contingent consideration at $27.7 million using the Monte Carlo valuation model which requires the Company to make estimates and assumptions regarding the future cash flows and profits. The contingent consideration liability is included within accounts payable, accrued expenses and other liabilities on the consolidated statements of financial condition. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. A portion of the preliminary purchase price was deposited into escrow, in the amount of $0.6 million, as a reserve for any future claims against the sellers of Quarton.  All consideration, including the upfront consideration and contingent consideration, consists of a combination of 80% cash and 20% shares of the Company's Class A common stock. Shares issued on the Acquisition Date of 1,033,350 were valued based on the 30-trading day volume-weighted average price per share of $14.52 as of December 31, 2018. The fair value of the shares of Class A common stock issued was determined on the basis of the closing market price of the Company's shares on the Acquisition Date. Any shares of Class A common stock issued in connection with any such contingent payments will be valued based on the 30-trading day volume-weighted average price per share as of the day immediately prior to the date on which such shares are to be issued. In addition, Quarton and the Company have established a retention bonus pool, for Quarton employees that remain employed at the end of each year there is a contingent payment which will be settled in a combination of 80% cash and 20% shares of the Company's Class A common stock based on Quarton meeting certain economic performance hurdles. The bonus pool has an aggregate maximum of $10.0 million over a five-year period with $2.5 million maximum in each year. The Company is recognizing the retention bonus over each contingent payment period based upon the Company's revenue projections for Quarton.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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

Amortization expense for the year ended December 31, 2019 was $8.9 million, and is included in depreciation and amortization in the accompanying consolidated statements of operations. The estimated amortization expense related to these intangible assets in future periods is as follows:

(dollars in thousands)
2020	$8,908
2021	2,608
2022	1,775
2023	—
2024	—
Thereafter	—
$13,291
In addition to the purchase price consideration, for the year ended December 31, 2019, the Company has incurred acquisition-related expenses of $1.2 million, including financial advisory, legal and valuation services, which are included in professional, advisory and other fees in the accompanying consolidated statements of operations.
Included in the accompanying consolidated statements of operations for the year ended December 31, 2019 is revenue of $34.8 million and net income of $5.7 million related to the results of operations of Quarton.
Subsequent to the Acquisition, Quarton's businesses were integrated within the Op Co segment and therefore are included within their respective line items in the accompanying consolidated statements of operations. The following table provides supplemental pro forma financial information for the year ended December 31, 2018, as if the acquisition were completed as of January 1, 2018. This unaudited supplemental pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's financial results would have been had the acquisition been completed on January 1, 2018, nor does it purport to be indicative of any future results.

Year Ended December 31, 2018
(dollars in thousands, except per share data)
Net revenues	$922,001
Net income (loss) attributable to Cowen Inc. common stockholders	35,616

Net income (loss) per common share:
Basic	$1.20
Diluted	1.15

4. Cash Collateral Pledged
As of December 31, 2019 and 2018, the Company pledged cash collateral in the amount of $4.6 million and $5.3 million, respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston, Stamford and San Francisco. The Company also has pledged collateral for reinsurance agreements which amounted to $2.0 million, as of December 31, 2019, and $1.0 million, as of December 31, 2018, which are released annually between March 2020 and March 2023 based on the policy periods covered by the reinsurance agreements (see Note 23).

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
5. Segregated Cash
As of December 31, 2019 and 2018, cash segregated in compliance with federal regulations and other restricted deposits of $107.3 million and $176.6 million, respectively, consisted of cash deposited in Special Reserve Accounts for the exclusive benefit of customers under SEC Rule 15c3-3 and cash held in accounts designated as Special Reserve Bank Accounts for Proprietary Accounts of Broker-Dealers ("PAB").
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
As of December 31, 2019 and 2018, securities owned, at fair value consisted of the following:

	As of December 31,
	2019	2018
	(dollars in thousands)
Common stock (*)	$1,546,484	$472,299
Preferred stock (*)	12,656	5,617
Warrants and rights (*)	22,109	7,990
Government bonds (a)	15,916	13,398
Corporate bonds (c)	25,500	13,041
Convertible bonds (b) (*)	2,500	3,000
Term loan (*)	1,067	—
Trade claims (*)	7,320	5,543
	$1,633,552	$520,888
(a)As of December 31, 2019, maturities ranged from January 2020 to June 2020 with an interest rate of 0%. As of December 31, 2018, maturities ranged from April 2019 to August 2019 with an interest rate of 0%.
(b)As of December 31, 2019, maturities ranged from April 2020 to March 2022 with an interest rate of 8%. As of December 31, 2018, the maturity was June 2020 with an interest rate of 8%.
(c)As of December 31, 2019, maturities ranged from January 2020 to May 2037 and interest rates ranged from 0% to 15%. As of December 31, 2018, maturities ranged from April 2019 to April 2049 and interest rates ranged from 2% to 15.5%.
* The Company has elected the fair value option for securities owned, at fair value with a fair value of $14.9 million and $9.4 million, respectively, at December 31, 2019 and 2018.
Receivable on and Payable for derivative contracts, at fair value
The Company's direct involvement with derivative financial instruments includes total return swaps, futures, currency forwards, equity swaps, credit default swaps and options. The Company's derivatives trading activities expose the Company to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, counterparty risk, foreign currency movements and changes in the liquidity of markets.
The Company's long and short exposure to derivatives is as follows:

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

Receivable on derivative contracts	As of December 31,
	2019		2018
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$—	$—	$42,288	$334
Currency forwards	$—	—	$395	1
Swaps	$383,752	2,911	$13,702	917
Options other (a)	550,188	60,066	654,506	23,130
Pay to hold	$—	—	$—	743
		$62,977		$25,125
(a) Includes the volume of contracts for index, equity, commodity future and cash conversion options.

Payable for derivative contracts	As of December 31,
	2019		2018
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$10,224	$217	$—	$—
Currency forwards	$77,790	851	$96,406	709
Swaps	$607,717	23,169	$52,905	2,162
Options other (a)	306,306	36,524	90,730	13,211
		$60,761		$16,082
(a) Includes the volume of contracts for index, equity, commodity future and cash conversion options.
The following tables present the gross and net derivative positions and the related offsetting amount, as of December 31, 2019 and 2018. This table does not include the impact of over-collateralization.

				Gross amounts not offset in the Consolidated Statements of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Consolidated Statements of Financial Condition (a)	Net amounts included on the Consolidated Statements of Financial Condition	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of December 31, 2019
Receivable on derivative contracts, at fair value	$66,217	$3,240	$62,977	$—	$2,911	$60,066
Payable for derivative contracts, at fair value	64,001	3,240	60,761	—	24,020	36,741

As of December 31, 2018
Receivable on derivative contracts, at fair value	$25,125	$—	$25,125	$—	$1,662	$23,463
Payable for derivative contracts, at fair value	16,082	—	16,082	—	2,871	13,211
(a)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(b)Includes the amount of collateral held or posted.
The realized and unrealized gains/(losses) related to derivatives trading activities were $(13.0) million, $14.3 million, and $3.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in other income in the accompanying consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, except for exchange traded derivatives and certain options, the Company is required to post/receive collateral. As of December 31, 2019 and 2018, collateral consisting of $10.5 million and $11.2 million of cash is included in receivable from brokers, dealers and clearing organizations of $681.7 million

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
and $786.1 million, respectively, and payable to brokers, dealers and clearing organizations, of $271.0 million and $228.7 million, respectively, on the accompanying consolidated statements of financial condition. As of December 31, 2019 and 2018, all derivative contracts were with major financial institutions.
Other investments
As of December 31, 2019 and 2018, other investments included the following:

	As of December 31,
	2019	2018
	(dollars in thousands)
Portfolio funds, at fair value (1)	$114,504	$124,741
Carried interest (2)	30,360	17,995
Equity method investments (3)	40,858	38,671
	$185,722	$181,407
(1) Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of December 31, 2019 and 2018, included the following:

	As of December 31,
	2019	2018
	(dollars in thousands)
Starboard Value and Opportunity Fund LP (c)(*)	$37,895	$32,579
Formation8 Partners Fund I, L.P. (f)	33,613	34,099
RCG Longview Debt Fund V, L.P. (g)(*)	1,732	4,394
RCG Longview II LP (g) (*)	110	4,400
Cowen Healthcare Investments II LP (i) (*)	14,652	14,939
Eclipse Ventures Fund I, L.P. (b)	3,960	4,412
HealthCare Royalty Partners LP (a)(*)	1,326	1,833
Lagunita Biosciences, LLC (d)	4,802	3,833
Starboard Leaders Fund LP (e)(*)	1,560	1,230
Eclipse SPV I, LP (j)(*)	1,447	1,447
Triartisan ES Partners LLC (k)(*)	1,082	1,500
Triartisan PFC Partners LLC (l)(*)	909	—
RCG Longview Equity Fund, LP (g) (*)	835	802
RCG Longview Debt Fund VI, LP (g) (*)	—	1,586
RCG Park Liberty GP Member LLC (g) (*)	—	1,023
HealthCare Royalty Partners II LP (a)(*)	1,781	1,037
RCGL PE MPA, LLC (g)(*)	—	618
RCG LPP2 PNW5 Co-Invest, L.P. (h)(*)	—	296
Cowen Healthcare Investments III LP	1,398	—
Difesa Partners, LP (o) (*)	508	—
Other private investment (m)(*)	4,448	11,625
Other affiliated funds (n)(*)	2,446	3,088
	$114,504	$124,741
* These Portfolio Funds are affiliates of the Company.
The Company has no unfunded commitments regarding the Portfolio Funds held by the Company except as noted in Note 22.
(a)HealthCare Royalty Partners, L.P. and HealthCare Royalty Partners II, L.P. are private equity funds and therefore distributions will be made when cash flows are received from the underlying investments, typically on a quarterly basis.
(b)Eclipse Ventures Fund I, L.P. is a private equity fund which invests in early stage and growth hardware companies. Distributions will be made when the underlying investments are liquidated.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
(c)Starboard Value and Opportunity Fund LP permits quarterly withdrawals upon 90 days' notice.
(d)Lagunita Biosciences, LLC, is a healthcare investment company that creates and grows early stage companies to commercialize impactful translational science that addresses significant clinical needs, is a private equity structure and therefore distributions will be made when the underlying investments are liquidated.
(e)Starboard Leaders Fund LP does not permit withdrawals, but instead allows terminations with respect to capital commitments upon 30 days' prior written notice at any time following the first anniversary of an investor's initial capital contribution.
(f)Formation8 Partners Fund I, L.P. is a private equity fund which invests in early stage and growth transformational information and energy technology companies. Distributions will be made when the underlying investments are liquidated.
(g)RCG Longview Debt Fund V, L.P., RCG Longview II LP, RCG Park Liberty GP Member LLC, RCG Longview Equity Fund, LP, RCGL PE MPA, LLC and RCG Longview Debt Fund VI, LP are real estate private equity structures. The timing of distributions depends on the nature of the underlying investments and therefore will be made either quarterly or when the underlying investments are liquidated.
(h)RCG LPP2 PNW5 Co-Invest, L.P. is a single purpose entity formed to participate in a joint venture which acquired five multi-unit residential rental properties located in the Pacific Northwest. RCG LPP2 PNW5 Co-Invest, L.P. is a private equity structure and therefore distributions will be made when the underlying investments are liquidated.
(i)Cowen Healthcare Investments II LP is a private equity fund.  Distributions are made from the fund when cash flows or securities are received from the underlying investments. Investors do not have redemption rights.
(j)Eclipse SPV I, L.P. is a co-investment vehicle organized to invest in a private company focused on software-driven automation projects.  Distributions will be made when the underlying investments are liquidated.
(k)TriArtisan ES Partners LLC is a co-investment vehicle organized to invest in a privately-held nuclear services company. Distributions will be made when the underlying investment is liquidated.

(l)TriArtisan PFC Partners LLC is a co-investment vehicle organized to invest in a privately-held casual dining restaurant chain. Distributions will be made when the underlying investment in liquidated.
(m)Other private investment represents the Company's closed end investment in a Portfolio Fund that invests in a wireless broadband communication provider in Italy.
(n)The majority of these investment funds are affiliates of the Company or are managed by the Company and the investors can redeem from these funds as investments are liquidated.
(o)Difesa Partners, LP permits semi annual withdrawals occurring on or after the anniversary of initial contribution upon 90 days written notice.
(2)Carried interest
The Company applies an accounting policy election to recognize incentive income allocated to the Company under an equity ownership model in other investments in the accompanying consolidated statements of financial condition (see Note 2v). Carried interest allocated to the Company from certain Portfolio Funds represents Cowen's general partner capital accounts from those funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds.
A portion of the Company's carried interest is granted to employees through profit sharing awards designed to more closely align compensation with the overall realized performance of the Company. These arrangements enable certain employees to earn compensation based on performance revenue earned by the Company are recorded within compensation payable in the accompanying consolidated statements of financial condition.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
The carried interest as of December 31, 2019 and 2018, included the following:

	As of December 31,
	2019	2018
	(dollars in thousands)
Cowen Healthcare Investments II LP (*)	$23,759	$6,778
Other private investment (a) (*)	4,737	4,273
RCG IO Renergys Sarl	1,251	6,369
Ramius Multi-Strategy Fund LP (*)	613	575
	$30,360	$17,995
(a)Other private investment represents the Company's closed end investment in a Portfolio Fund that invests in a wireless broadband communication provider in Italy.
* These carried interest balances are earned from affiliates of the Company.
(3)Equity method investments
Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 15% to 55%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in RCG Longview Partners II, LLC and 40% in Surf House Ocean Views Holdings, LLC (which is a joint venture in a real estate development project). The operating agreement that governs the management of day-to-day operations and affairs of these entities stipulates that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these entities requires the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current Accounting Standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments are the investments in (a) HealthCare Royalty Partners General Partners and (b) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day-to-day management (including portfolio management) of several activist investment funds and related managed accounts. During 2019, the Company completed the sale of its interests in RCG Longview Management, the management company for certain real estate investment funds in which the Company was invested, and various other real estate assets held by the Company for which an impairment charge was recognized at September 30, 2019.  The transactions resulted in the recognition of a $0.2 million loss for the year ended December 31, 2019.
During the third quarter of 2018, the Company completed an assessment of the recoverability of the Company's equity method investments and determined that the carrying value of the investment in Surf House Ocean View Holdings, LLC exceeded the estimated fair value of the Company's interest, which was other than temporary. Accordingly, an other than temporary impairment charge of $7.1 million was recognized to reduce the carrying value of the investment to fair value at December 31, 2018 and an additional other than temporary impairment charge of $2.6 million was recognized during the fourth quarter of 2019.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes equity method investments held by the Company:

	As of December 31,
	2019	2018
	(dollars in thousands)
Surf House Ocean Views Holdings, LLC	$7,804	$7,589
Starboard Value LP	24,292	12,699
RCG Longview Debt Fund V Partners, LLC	2,889	11,000
RCG Longview Management, LLC	583	1,167
RCG Longview Debt Fund VI Partners LLC	—	1,254
HealthCare Royalty GP, LLC	108	149
HealthCare Royalty GP II, LLC	302	176
RCG Longview Debt Fund IV Management, LLC	331	331
HealthCare Royalty GP III, LLC	2,230	1,573
RCG Kennedy House, LLC	—	131
RCG Longview Equity Management, LLC	105	114
RCG LPP II GP, LLC	—	272
RCG Park Liberty GP Member Manager, LLC	—	1,248
HCR Stafford Fund GP, LLC	880	—
Liberty Harbor North	292	—
Other	1,042	968
	$40,858	$38,671

The Company's income (loss) from equity method investments was $24.6 million, $6.4 million and $21.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying consolidated statements of operations.
For financial reporting purposes, the general partners of a real estate fund had recorded a liability for potential clawback obligations to the limited partners, due to changes in the unrealized value of the real estate fund's remaining investments and where the real estate fund's general partner has previously received carried interest distributions. The clawback liability was not realized until the end of the real estate fund's life. The clawback obligations for the real estate fund were $6.5 million at December 31, 2018, which is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition. The liability was fully repaid in December 2019 (see Note 22 to the Company's consolidated financial statements).
Regulation S-X Rule 4-08(g)
For the period ended December 31, 2019, certain investments subject to Regulation S-X Rule 4-08(g) held by the Company in aggregate have met the significance criteria as defined under SEC guidance. As such, the Company is required to present summarized financial information for these significant investees for the years ended December 31, 2019, 2018, and 2017, and such information is as follows:

	As of December 31,
	2019	2018
	(dollars in thousands)
Assets	$1,374,077	$1,189,669
Liabilities	205,873	244,088
Equity	$1,168,204	$945,581

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Revenues	$200,854	$105,499	$165,550
Expenses	(79,811)	(67,893)	(62,175)
Net realized and unrealized gains (losses)	221,616	95,855	133,695
Income (loss) before income taxes	342,659	133,461	237,070
Income tax expense	(2,234)	(51)	(99)
Net income	$340,425	$133,410	$236,971
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of December 31, 2019 and 2018, securities sold, not yet purchased, at fair value consisted of the following:

	As of December 31,
	2019	2018
	(dollars in thousands)
Common stock	$425,448	$194,305
Corporate bonds (a)	5,933	750
Government bonds (b)	1,950	—
Preferred stock	3,686	199
Warrants and rights	14,819	53
	$451,836	$195,307
(a)As of December 31, 2019, the maturities ranged from January 2024 to May 2037 and interest rates ranged from 4.88% to 6.25%. As of December 31, 2018, the maturities ranged from October 2022 to January 2034 and interest rates ranged from 2.25% to 9.38%.
(b)As of December 31, 2019, the maturities ranged from October 2024 to March 2038 and interest rates ranged from 7.00% to 8.25%.
Securities sold under agreements to repurchase and securities lending and borrowing transactions
The following tables present the contractual gross and net securities borrowing and lending agreements and securities sold under agreements to repurchase and the related offsetting amount as of December 31, 2019 and 2018.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

				Gross amounts not offset on the Consolidated Statements of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Consolidated Statements of Financial Condition (a)	Net amounts included on the Consolidated Statements of Financial Condition	Additional Amounts Available	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of December 31, 2019
Securities borrowed	$754,441	$—	$754,441	$—	$751,913	$—	$2,528
Securities loaned	1,601,866	—	1,601,866	—	1,585,036	—	16,830
Securities sold under agreements to repurchase	23,244	—	23,244	—	27,384	—	(4,140)

As of December 31, 2018
Securities borrowed	$407,795	$—	$407,795	$—	$383,593	$—	$24,202
Securities loaned	414,852	—	414,852	—	391,310	—	23,542
(a)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(b)Includes the amount of cash collateral held/posted.
        The following tables present gross obligations for securities loaned and securities sold under agreements to repurchase by remaining contractual maturity and class of collateral pledged as of December 31, 2019 and 2018:

	Open and Overnight	Up to 30 days	31 - 90 days	Greater than 90 days	Total
	(dollars in thousands)
As of December 31, 2019
Securities loaned
Common stock	$1,343,478	$—	$—	$—	$1,343,478
Corporate bonds	258,388	—	—	—	258,388
Securities sold under agreements to repurchase	—	—	23,244	—	23,244
As of December 31, 2018
Securities loaned
Common stock	$414,852	$—	$—	$—	$414,852
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $6.1 billion and $617.5 million as of December 31, 2019 and $5.4 billion and $377.2 million as of December 31, 2018, respectively. The carrying value of the Company's exposure to loss for these variable interest entities as of December 31, 2019 was $241.2 million, and as of December 31, 2018 was $301.4 million, all of which is included in other investments, at fair value in the accompanying consolidated statements of financial condition. The exposure to loss primarily relates to the Consolidated Fund's investment in the Unconsolidated Master Fund and the Company's investment in unconsolidated investment companies. Additionally, the Company's maximum exposure to loss for the variable interest entities noted above as of December 31, 2019 and 2018, was $261.7 million and $332.4 million, respectively.  The maximum exposure to loss often differs from the carrying value of exposure to loss of the variable interests. The maximum exposure to loss is dependent on the nature of the variable interests in the VIEs and is limited to the notional amounts of certain commitments and guarantees.
b. Consolidated Funds
Securities owned, at fair value
As of December 31, 2019 and 2018, securities owned, at fair value, held by the Consolidated Funds consisted of the following:

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31,
	2019	2018
	(dollars in thousands)
Preferred stock	$4,393	$24,314
Common stock	200,306	95,565
Government bonds (a)	161,607	38,377
Corporate bonds (b)	3,405	24,098
Warrants and rights	5,567	5,279
	$375,278	$187,633
(a)As of December 31, 2019, maturities ranged from February 2020 to March 2020 and interest rates were 0%. As of December 31, 2018, maturities ranged from January 2019 to April 2019 and interest rates were 0%.
(b)As of December 31, 2019, the maturity was July 2023 with an interest rate of 7.50%. As of December 31, 2018, maturities ranged from August 2020 to March 2026 and interest rates ranged from 5.88% to 7.63%.
Receivable on derivative contracts
As of December 31, 2019 and 2018, receivable on derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of December 31,
	2019	2018
	(dollars in thousands)
Currency forwards	$3,302	$186
Equity swaps	927	2,477
Options	1,604	1,753
	$5,833	$4,416
Payable for derivative contracts
As of December 31, 2019 and 2018, payable for derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of December 31,
	2019	2018
	(dollars in thousands)
Currency forwards	$88	$96
Equity swaps	3,931	713
Options	750	854
	$4,769	$1,663
Other investments, at fair value
Investments in Portfolio Funds, at fair value
As of December 31, 2019 and 2018, investments in Portfolio Funds, at fair value, included the following:

	As of December 31,
	2019	2018
	(dollars in thousands)
Investments of Enterprise LP	$99,153	$97,656
Investments of Merger Fund	76,616	88,739
	$175,769	$186,395
Consolidated portfolio fund investments of Enterprise LP
On May 12, 2010, the Company announced its intention to close Enterprise Master. Enterprise LP operated under a "master-feeder" structure up until January 1, 2019, when Enterprise Master distributed its capital to each feeder and was liquidated. As of December 31, 2019, the consolidated investments in Portfolio Funds include Enterprise LP's investment in RCG Special Opportunities Fund, Ltd which is a portfolio fund that invests in a limited number of private equity investments

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
directly as well as through affiliated portfolio funds. As of December 31, 2018, the consolidated investments in Portfolio Funds included Enterprise LP's investment of $97.7 million in Enterprise Master. Prior to liquidation, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. There are no unfunded commitments at Enterprise LP.
Consolidated portfolio fund investments of Merger Fund
The Merger Fund operates under a "master-feeder" structure, whereby Merger Master shareholders are Merger Fund and Ramius Merger Fund Ltd. The consolidated investments in Portfolio Funds include Merger Fund's investment of $76.6 million and $88.7 million in Merger Master as of December 31, 2019 and 2018, respectively. The Merger Master's investment objective is to achieve consistent absolute returns while emphasizing the preservation of investor capital. The Merger Master seeks to achieve these objectives by taking a fundamental, research-driven approach to investing, primarily in the securities of issuers engaged in, or subject to, announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master invests in the securities of one or more issuers engaged in or subject to such extraordinary corporate transactions. Merger Master typically seeks to derive a profit by realizing the price differential, or "spread," between the market price of securities purchased or sold short and the market price or value of securities realized in connection with the completion or termination of the extraordinary corporate transaction, or in connection with the adjustment of market prices in anticipation thereof, while seeking to minimize the market risk associated with the aforementioned investment activities. Merger Master will, depending on market conditions, generally focus the majority of its investment program on announced transactions. If the investment manager of Merger Master considers it necessary, it may either alone or as part of a group, also initiate shareholder actions seeking to maximize value. Such shareholder actions may include, but are not limited to, re-orienting management's focus or initiating the sale of the company (or one or more of its divisions) to a third party. There are no unfunded commitments at Merger Fund.
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of December 31, 2019 and 2018, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There was one indirect concentration that exceeded 5% of the Company's equity as of December 31, 2019 and one at December 31, 2018.
Through its investments in a Consolidated Fund and combined with direct Company investments, the Company maintained exposure to a particular investment which accounted for 5% or more of the Company's equity.

	Investment's percentage of the Company's stockholders' equity
	Issuer	Security Type	Country	Industry	Percentage of Stockholders' Equity	Market Value
						(dollars in thousands)
As of December 31, 2019	Linkem	Equity	Italy	Wireless Broadband	8.94%	$72,404
As of December 31, 2018	Linkem	Equity	Italy	Wireless Broadband	8.36%	$66,439
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master and Merger Master
At December 31, 2018, Enterprise LP's investment in Enterprise Master represented Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. Merger Fund's investment in Merger Master represents Merger Fund's proportionate share of Merger Master's net assets; as a result, the investment balances of Merger Master reflected below may exceed the net investment which Merger Fund has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master and Merger Master as of December 31, 2019 and 2018:

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Securities owned by Enterprise Master, at fair value

As of December 31,
2018
(dollars in thousands)
Common stock	$469
$469
Portfolio Funds, owned by Enterprise Master, at fair value

		As of December 31, 2018
	Strategy	(dollars in thousands)
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	$111,548
Other Private Investments	Various	846
		$112,394
* Affiliates of the Company.
Merger Master

	As of December 31,
	2019	2018
	(dollars in thousands)
Securities owned by Merger Master, at fair value
Common stock	$76,531	$162,811
Warrants and rights	748	—
Corporate bonds	2,074	116,488
	$79,353	$279,299

Securities sold, not yet purchased, by Merger Master, at fair value
Common stock	$29,623	$4,959
Exchange traded funds	38,527	4,651
	$68,150	$9,610
Receivable on derivative contracts, at fair value, owned by Merger Master

	As of December 31,
	2019	2018
Description	(dollars in thousands)
Options	$2,047	$3,450
Equity swaps	406	5,320
	$2,453	$8,770
Payable for derivative contracts, at fair value, owned by Merger Master

	As of December 31,
	2019	2018
Description	(dollars in thousands)
Options	$1,158	$1,430
Currency forwards	—	270
Equity swaps	268	28
	$1,426	$1,728

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
7. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying consolidated statements of financial condition by caption and by level within the valuation hierarchy as of December 31, 2019 and 2018:

	Assets at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned, at fair value
Government bonds	$15,916	$—	$—	$15,916
Preferred stock	4,821	—	7,835	12,656
Common stock	1,527,769	1,249	17,466	1,546,484
Convertible bonds	—	—	2,500	2,500
Corporate bonds	—	23,079	2,421	25,500
Trade claims	—	—	7,320	7,320
Term loan	—	1,067	—	1,067
Warrants and rights	21,515	—	594	22,109
Receivable on derivative contracts, at fair value
Swaps	—	2,911	—	2,911
Options	59,730	—	336	60,066
Consolidated Funds
Securities owned, at fair value
Government bonds	161,607	—	—	161,607
Preferred stock	—	—	4,393	4,393
Common stock	200,306	—	—	200,306
Corporate bonds	—	3,405	—	3,405
Warrants and rights	—	—	5,567	5,567
Receivable on derivative contracts, at fair value
Currency forwards	—	3,302	—	3,302
Equity swaps	—	927	—	927
Options	1,604	—	—	1,604
	$1,993,268	$35,940	$48,432	$2,077,640
Percentage of total assets measured at fair value on a recurring basis	95.9%	1.7%	2.3%
Portfolio Funds measured at net asset value (a)				114,504
Carried interest (a)				30,360
Consolidated Funds' Portfolio Funds measured at net asset value (a)				175,769
Equity method investments				40,858
Total investments				$2,439,131

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased, at fair value
Government bonds	$—	$—	$1,950	$1,950
Common stock	425,448	—	—	425,448
Corporate bonds	—	4,933	1,000	5,933
Preferred stock	3,686	—	—	3,686
Warrants and rights	14,819	—	—	14,819
Payable for derivative contracts, at fair value
Futures	217	—	—	217
Currency forwards	—	851	—	851
Swaps	—	23,169	—	23,169
Options	33,604	—	2,920	36,524
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	30,896	30,896
Consolidated Funds
Payable for derivative contracts, at fair value
Currency forwards	—	88	—	88
Options	750	—	—	750
Equity swaps	—	3,931	—	3,931
	$478,524	$32,972	$36,766	$548,262
Percentage of total liabilities measured at fair value	87.3%	6.0%	6.7%
(a) In accordance with US GAAP, certain investments are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient. Carried interest in portfolio funds have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statement of financial condition.
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during the second quarter of 2016 and the first quarter of 2019, the Company is required to pay to the sellers a portion of future net income and/or revenues of the acquired businesses, if certain targets are achieved through the periods ended December 31, 2019 and December 31, 2023, respectively. For the acquisition that closed during 2016, the Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. For the acquisition that closed during 2019, the Company estimated the contingent consideration liability using the present value of the Monte Carlo simulated revenue. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of December 31, 2019 can range from $1.3 million to $40.0 million.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned, at fair value
Government bonds	$13,398	$—	$—	$13,398
Preferred stock	449	—	5,168	5,617
Common stock	459,601	2,848	9,850	472,299
Convertible bonds	—	—	3,000	3,000
Corporate bonds	—	13,041	—	13,041
Trade claims	—	—	5,543	5,543
Warrants and rights	6,324	—	1,666	7,990
Receivable on derivative contracts, at fair value
Futures	334	—	—	334
Currency forwards	—	1	—	1
Swaps	—	917	—	917
Options	23,130	—	—	23,130
Pay to hold	—	743	—	743
Consolidated Funds
Securities owned, at fair value
Government bonds	38,377	—	—	38,377
Preferred stock	—	—	24,314	24,314
Common stock	95,471	—	94	95,565
Corporate bonds	—	24,098	—	24,098
Warrants and rights	—	—	5,279	5,279
Receivable on derivative contracts, at fair value
Currency forwards	—	186	—	186
Equity swaps	—	2,477	—	2,477
Options	1,753	—	—	1,753
	$638,837	$44,311	$54,914	$738,062
Percentage of total assets measured at fair value on a recurring basis	86.6%	6.0%	7.4%
Portfolio Funds measured at net asset value (a)				124,741
Carried interest (a)				17,995
Consolidated Funds' Portfolio Funds measured at net asset value (a)				186,395
Equity method investments				38,671
Total investments				$1,105,864

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased, at fair value
Common stock	$194,305	$—	$—	$194,305
Corporate bonds	—	750	—	750
Preferred stock	199	—	—	199
Warrants and rights	53	—	—	53
Payable for derivative contracts, at fair value
Currency forwards	—	709	—	709
Swaps	—	2,162	—	2,162
Options	11,115	—	2,096	13,211
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	3,070	3,070
Consolidated Funds
Payable for derivative contracts, at fair value
Currency forwards	—	96	—	96
Options	854	—	—	854
Equity swaps	—	713	—	713
	$206,526	$4,430	$5,166	$216,122
Percentage of total liabilities measured at fair value	95.6%	2.0%	2.4%
(a) In accordance with US GAAP, certain investments are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient. Carried interest in portfolio funds have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statement of financial condition.
(b) In accordance with the terms of the purchase agreements for the acquisition that closed during the second quarter of 2016, the Company is required to pay to the sellers a portion of future net income and/or revenues of the acquired business, if certain targets are achieved through the periods ended December 31, 2020. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of December 31, 2018 can range from $2.8 million to $3.4 million.
The following table includes a roll forward of the amounts for the years ended December 31, 2019 and 2018 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2019
	Balance at December 31, 2018	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at December 31, 2019	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$5,168	$—		$(1,000)	(e)	$3,513	$(1,270)	$1,424	$7,835	$2,285
Common stock	9,850	10,242	(d)(g)	(3)	(f)	11,477	(11,002)	(3,098)	17,466	(3,098)
Convertible bonds	3,000	—		(4,826)	(b) (e)	11,354	(7,072)	44	2,500	(25)
Corporate bond	—	4	(d)	—		2,811	(533)	139	2,421	140
Options, asset	—	330	(g)	—		—	—	6	336	6
Options, liability	2,096	—		—		—	(4)	828	2,920	828
Warrants and rights	1,666	—		—		—	(189)	(883)	594	31
Trade claims	5,543	—		—		7,205	(5,506)	78	7,320	76
Corporate bond, liability	—	2,525	(d)	—		—	—	(1,525)	1,000	(1,525)
Government bonds, liability	—	4,681	(d)	—		—	—	(2,731)	1,950	(2,731)
Contingent consideration liability	3,070	—		—		27,700	(1,234)	1,360	30,896	1,360
Consolidated Funds
Preferred stock	24,314	—		(19,929)	(e)	—	—	8	4,393	—
Common stock	94	—		(94)	(e)	407	(958)	551	—	—
Warrants and rights	$5,279	$—		$—		$—	$(1,758)	$2,046	$5,567	$289

	Year Ended December 31, 2018
	Balance at December 31, 2017	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at December 31, 2018	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$8,115	$—	$(1,141)	(b)	$1,415	$(695)	$(2,526)	$5,168	$860
Common stock	7,570	—	(569)		3,324	(1,416)	941	9,850	1,797
Convertible bonds	282	—	—		3,000	(307)	25	3,000	—
Options, asset	1,455	—	—		—	(1,455)	—	—	—
Options, liability	22,401	—	(28,973)	(c)	—	(259)	8,927	2,096	8,927
Warrants and rights	2,517	—	—		—	(143)	(708)	1,666	(850)
Trade claim	5,950	—	—		44	(536)	85	5,543	—
Lehman claim	301	—	—		—	(234)	(67)	—	—
Contingent consideration liability	3,440	—	—		427	(797)	—	3,070	—
Consolidated Funds
Preferred stock	50,445	—	(38,552)	(a)	3,066	—	9,355	24,314	9,355
Common stock	50	—	—		—	—	44	94	44
Warrants and rights	$3,568	$—	$(20)	(a)	$—	$(1,340)	$3,071	$5,279	$1,730
(1) Unrealized gains/losses are reported in other income (loss) in the accompanying consolidated statements of operations.
        (a) The Company deconsolidated an investment fund.
        (b) The investments were converted to common stock.
(c) On June 26, 2018, the Company received shareholder approval which allows the Company to settle its convertible note (see Note 23) entirely in class A common shares. Upon receiving shareholder approval, the Company reclassified the embedded conversion option, associated with the convertible debt, to equity (see Note 24).
(d) The investments had a change of valuation methodology due to increased activity in foreign market.
(e) The entity in which the Company is invested completed an initial public offering.
(f) Shares of common stock were exchanged for liquid warrants and rights of an acquired company.
(g) The holding Company which held common stock and options was liquidated.

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
The following table includes quantitative information as of December 31, 2019 and 2018 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value December 31, 2019	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$10,876	Discounted cash flows Guideline companies	Discount rate Market Multiples	8% - 11.25% 6.5x - 7x	10.4% 6.75x
Options	336	Discounted cash flows Guideline companies	Discount rate Market Multiples	9.75% - 11.25% 6.5x - 7x	10.5% 6.75x
Trade claims	24	Discounted cash flows	Discount rate	20%	20%
Warrants and rights	6,162	Model based Discounted cash flows	Volatility Discount rate	30% 6% to 7%	0% 6.1%
Corporate and convertible bonds	311	Discounted cash flows Recovery	Discount rate Probability of recovery	20% 1% to 3%	20% 2.3%
Other level 3 assets (a)	30,723
Total level 3 assets	$48,432
Level 3 Liabilities
Options	2,920	Option pricing models	Volatility	35% to 40%	35%
Contingent consideration liability	30,896	Discounted cash flows Monte Carlo simulation	Discount rate Volatility	15%-22% 17%	15% 17%
Other level 3 liabilities (a)	2,950
Total level 3 liabilities	$36,766

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2018	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$4,323	Discounted cash flows / Guideline companies	Discount rate Market multiples	8%-14% 6.5x to 7x	8% 6.75x
Trade claims	25	Discounted cash flows	Discount rate	20%	20%
Warrants and rights	1,666	Model based Discounted cash flows	Discount rate	7% to 9%	7.8%
Other level 3 assets (a)	48,900
Total level 3 assets	$54,914
Level 3 Liabilities
Options	2,096	Option pricing models	Volatility	35% to 40%	35%
Contingent consideration liability	3,070	Discounted cash flows	Projected cash flow and discount rate	21% to 23%	23%
Total level 3 liabilities	$5,166
(a)The quantitative disclosures exclude financial instruments for which the determination of fair value is based on prices from recent transactions.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
The US GAAP fair value leveling hierarchy is designated and monitored on an ongoing basis. In determining the designation, the Company takes into consideration a number of factors including the observability of inputs, liquidity of the investment and the significance of a particular input to the fair value measurement. Designations, models, pricing vendors, third party valuation providers and inputs used to derive fair market value are subject to review by the valuation committee and the internal audit group. The Company reviews its valuation policy guidelines on an ongoing basis and may adjust them in light of improved valuation metrics and models, the availability of reliable inputs and information, and prevailing market conditions. The Company reviews a daily profit and loss report, as well as other periodic reports, and analyzes material changes from period to period in the valuation of its investments as part of its control procedures. The Company also performs back testing on a regular basis by comparing prices observed in executed transactions to previous valuations.
The fair market value for level 3 securities may be highly sensitive to the use of industry-standard models, unobservable inputs and subjective assumptions. The degree of fair market value sensitivity is also contingent upon the subjective weight given to specific inputs and valuation metrics. The Company holds various equity and debt instruments where different weight may be applied to industry-standard models representing standard valuation metrics such as: discounted cash flows, market multiples, comparative transactions, capital rates, recovery rates and timing, and bid levels. Generally, changes in the weights ascribed to the various valuation metrics and the significant unobservable inputs in isolation may result in significantly lower or higher fair value measurements. Volatility levels for warrants and options are not readily observable and subject to interpretation. Changes in capital rates, discount rates and replacement costs could significantly increase or decrease the valuation of the real estate investments. The interrelationship between unobservable inputs may vary significantly amongst level 3 securities as they are generally highly idiosyncratic. Significant increases (decreases) in any of those inputs in isolation can result in a significantly lower (higher) fair value measurement.
Other financial assets and liabilities
The following table presents the carrying values and fair values, at December 31, 2019 and 2018, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value (see Note 2f).

	December 31, 2019				December 31, 2018				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$301,123		$301,123		$259,148		$259,148		Level 1
Cash collateral pledged	6,563		6,563		6,318		6,318		Level 2
Segregated cash	107,328		107,328		176,647		176,647		Level 1
Securities borrowed	754,441		754,441		407,795		407,795		Level 2
Loans receivable	42,830		42,830	(d)	36,021		36,021	(d)	Level 3
Consolidated Funds
Cash and cash equivalents	30,874		30,874		38,118		38,118		Level 1
Financial Liabilities
Securities sold under agreements to repurchase	23,244		27,384		—		—		Level 2
Securities loaned	1,601,866		1,601,866		414,852		414,852		Level 2
Convertible debt	118,688	(a)	148,786	(b)	134,489	(a)	157,433	(b)	Level 2
Notes payable and other debt	345,451	(e)	372,591	(c)	262,965		258,546	(c)	Level 2
(a)The carrying amount of the convertible debt includes an unamortized discount of $14.9 million and $19.5 million as of December 31, 2019 and 2018, respectively.
(b)The convertible debt includes the conversion option and is based on the last broker quote available.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
(c)Notes payable and other debt are based on the last broker quote available.
(d)The fair market value of level 3 loans is calculated using discounted cash flows where applicable.
(e)The carrying amount of the notes payable and other debt includes an unamortized premium of $0.5 million as of December 31, 2019.

8. Deposits with Clearing Organizations, Brokers and Banks
Under the terms of agreements between the Company and some of its clearing organizations, brokers and banks, balances owed are collateralized by certain of the Company's cash and securities balances. As of December 31, 2019 and 2018, the Company had a total of $91.8 million and $89.4 million, respectively, in deposit accounts with clearing organizations, brokers and banks that could be used as collateral to offset losses incurred by the clearing organizations, brokers and banks, on behalf of the Company's activities, if such losses were to occur.
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
As of December 31, 2019 and 2018, amounts receivable from brokers, dealers and clearing organizations include:

	As of December 31,
	2019	2018
	(dollars in thousands)
Broker-dealers	$623,523	$692,581
Securities failed to deliver	45,673	72,918
Clearing organizations	3,180	15,319
Securities borrowed interest receivable	9,319	5,295
	$681,695	$786,113
As of December 31, 2019 and 2018, amounts payable to brokers, dealers and clearing organizations include:

	As of December 31,
	2019	2018
	(dollars in thousands)
Broker-dealers	$185,838	$159,443
Securities failed to receive	57,580	28,826
Clearing organizations	18,063	36,338
Securities loaned interest payable	9,537	4,124
	$271,018	$228,731

10. Receivable From and Payable To Customers
As of December 31, 2019 and 2018, receivable from customers of $105.6 million and $37.9 million, respectively, consist of amounts owed by customers relating to securities transactions not completed on settlement date and receivables arising from the prepayment of Commission Sharing Agreements ("CSA"), net of an allowance for credit losses. A prepaid CSA is established for research-related disbursements in advance of anticipated customer commission volumes.
As of December 31, 2019 and 2018, payable to customers of $430.2 million and $525.2 million, respectively, include amounts due on cash and margin transactions to the Company's clients, some of which have their assets held by a Company omnibus account, which are included within receivables from brokers, dealers and clearing organizations in the accompanying consolidated statements of financial condition. In the omnibus structure, positions that are owned by Cowen International Ltd are fully cross collateralized by client funds, meaning that the Company, for all intents and purposes, has no market risk. Additionally, Cowen International Ltd has no obligation to settle any trade that it deems inappropriate from a risk perspective, adding an important market and counterparty risk mitigating factor.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
11. Fixed Assets
As of December 31, 2019 and 2018, fixed assets consisted of the following:

	As of December 31,
	2019	2018
	(dollars in thousands)
Telecommunication and computer equipment	$7,556	$3,301
Computer software	8,952	4,214
Furniture and fixtures	3,526	2,829
Leasehold improvements	40,301	37,652
Finance lease right-of-use asset (See Note 22)	6,172	10,077
	66,507	58,073
Less: Accumulated depreciation and amortization	(32,846)	(31,630)
	$33,661	$26,443
Depreciation and amortization expense related to fixed assets was $7.3 million, $7.4 million and $7.0 million for the years ended December 31, 2019, 2018, and 2017, respectively, and are included in depreciation and amortization expense in the accompanying consolidated statements of operations.
Assets acquired under finance leases were $6.2 million and $10.1 million as of December 31, 2019 and 2018, respectively. If the assets acquired under finance leases transfer title at the end of the lease term or contain a bargain purchase option, the assets are amortized over their estimated useful lives; otherwise, the assets are amortized over the respective lease term. The depreciation of assets capitalized under finance leases is included in depreciation and amortization expenses and was $1.3 million, $1.6 million, and $1.0 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019 and 2018, accumulated depreciation related to assets acquired under finance leases was $2.2 million and $5.0 million, respectively.
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
Change in Segments
During the second quarter of 2019, the Company realigned its business segments to Op Co and Asset Co (See Note 1). Prior to the reorganization, the Investment Management segment was also a reporting unit for purposes of measuring and reporting goodwill.  The goodwill that was previously attributable to the Investment Management reporting unit was reallocated to the CIM reporting unit within the Op Co segment and the Asset Co reporting unit based on the relative fair value of the respective portions that became attributable to those reporting units.  The Asset Co segment is also a reporting unit for purposes of measuring and reporting goodwill.
Based on the change in segments and restructuring of reporting units, the Company determined that it was necessary to perform a quantitative impairment test which involved estimates of future cash flows, discount rates, economic forecast and other assumptions which are then used in the market approach (earnings and / or transactions multiples) and / or income approach (discounted cash flow method).
Based on the results of the impairment analysis, the Company recognized a goodwill impairment, during the second quarter of 2019, in the amount of $4.1 million within the Asset Co reporting unit.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Annual impairment test
The Company performed its annual impairment test at December 31, 2019 by assessing qualitative factors to determine whether it is more likely than not that the fair value of its reporting units is less than their carrying amounts. The Company determined that a quantitative impairment test was not necessary based on the analysis.

Based on the results of the annual impairment analysis at December 31, 2019, the Company did not recognize any additional impairment relating to the CIM or Investment Bank reporting units. Additionally, no impairment charges for goodwill were recognized during the years ended December 31, 2018 and 2017 respectively.
The following table presents the changes in the Company's goodwill balance, by reporting unit for the periods ended December 31, 2019 and 2018:

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

Ending balance: December 31, 2019
Goodwill	—	132,487	22,705	6,321	161,513
Accumulated impairment charges	—	(9,485)	(7,979)	(6,321)	(23,785)
Net	$—	$123,002	$14,726	$—	$137,728

In connection with the Quarton transaction (see Note 3), in January 2019, the Company recognized goodwill of $81.2 million and intangible assets (including customer relationships, trade name, backlog and proprietary software) with an estimated fair value of $22.2 million which are included within intangible assets, net in the consolidated statements of financial condition with the expected useful lives ranging from 2 to 4 years with a weighted average useful life of 2.8 years. Amortization expense related to intangibles from the Quarton acquisition for the year ended December 31, 2019 is $8.9 million. Goodwill, the excess of the purchase price over the fair value of net assets, primarily relates to expected synergies from combining operations and has been assigned to the Op Co segment of the Company. Tax deductible goodwill will differ from goodwill recognized by the Company in an amount equal to the difference between actual contingent consideration and estimated contingent consideration (see Note 3).
Intangible assets
Information for the Company's intangible assets that are subject to amortization is presented below as of December 31, 2019 and 2018.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

		December 31, 2019			December 31, 2018
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)			(in thousands)
Trade names	2.6 - 3	$960	$(360)	$600	$10,622	$(10,599)	$23
Customer relationships	2 - 14	51,724	(21,065)	30,659	41,134	(18,960)	22,174
Customer contracts	1.2	—	—	—	800	(800)	—
Non compete agreements and covenants with limiting conditions acquired	5	400	(347)	53	2,237	(2,055)	182
Intellectual property	8	1,188	(119)	1,069	—	—	—
Acquired software	3 - 10	7,323	(4,504)	2,819	8,243	(5,679)	2,564
		$61,595	$(26,395)	$35,200	$63,036	$(38,093)	$24,943
The Company tests intangible assets for impairment if events or circumstances suggest that the asset groups carrying value may not be fully recoverable. For the years ended December 31, 2019 and 2018, no impairment charge for intangible assets was recognized.
Amortization expense related to intangible assets was $13.1 million, $5.0 million, and $6.1 million for the years ended December 31, 2019, 2018, and 2017, respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. All of the Company's intangible assets have finite lives.
The estimated future amortization expense for the Company's intangible assets placed in service as of December 31, 2019 is as follows:

(dollars in thousands)
2020	$13,035
2021	6,735
2022	5,120
2023	3,006
2024	2,707
Thereafter	4,597
$35,200

13. Other Assets
Other assets in Operating Entities are as follows:

	As of December 31,
	2019	2018
	(dollars in thousands)
Prepaid expenses	$9,957	$11,989
Reinsurance business receivables (b)	14,688	18,167
Tax receivables	8,464	7,029
Interest and dividends receivable	1,944	2,413
Deferred acquisition costs (b)	4,808	4,696
The Military Mutual loan (a)	27,459	21,504
Other (c)	16,838	13,216
	$84,158	$79,014
(a) The terms of the loan were revised as of December 31, 2019 to a maturity date of December 2029 and interest rate of 3%, related to the Company's commercial reinsurance activities.
(b) Balances relate to the Company's reinsurance business entered into during 2016 (See Note 17).
(c) As of December 31, 2019 and 2018, the balance includes prepaid expenses, receivables and other assets used for reinsurance activities of $7.5 million and$4.9 million, respectively.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
14. Commission Management Payable
The Company receives a gross commission from various clearing brokers, which is then used to fund commission sharing and recapture arrangements, less the portion retained as income to the Company. Accrued commission sharing and commission recapture payable of $71.6 million and $95.3 million, as of December 31, 2019 and 2018, respectively, are classified as commission management payable in the accompanying consolidated statements of financial condition.
15. Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities in Operating Entities are as follows:

	As of December 31,
	2019	2018
	(dollars in thousands)
Deferred rent obligations	$—	$8,242
Contingent consideration payable (see Note 3)	30,896	3,070
Equity in RCG Longview Partners II, LLC (see Note 6)	—	6,367
Interest and dividends payable	5,828	2,483
Loss reserves and claims incurred but not reported (a)	30,282	23,714
Professional fees payable	4,789	5,177
Unearned premiums (a)	16,092	12,483
Fees payable	4,628	594
Accrued tax liabilities	2,778	1,742
Software contracts payable	2,884	—
Performance fees payable	3,708	5,959
Accrued expenses and accounts payable (b)	39,671	40,592
	$141,556	$110,423
(a) Balances relate to the Company's reinsurance business entered into during 2016 (See Note 17).
(b) As of December 31, 2019 and 2018, the balance includes reinsurance premiums payable of $13.2 million and $15.7 million, respectively.
16. Non-Controlling Interests in Consolidated Subsidiaries and Investment Funds
Redeemable and nonredeemable non-controlling interests in consolidated subsidiaries and investment funds and the related net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds are comprised as follows:

	As of December 31,
	2019	2018
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and investment funds
Consolidated Funds	$391,275	$216,923
Nonredeemable non-controlling interests in consolidated subsidiaries and investment funds
Operating companies	11,513	7,457
Consolidated Funds	82,807	57,423
	$485,595	$281,803

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds
Operating companies	$(3,264)	$3,177	$2,353
Consolidated Funds	34,503	33,883	21,438
	$31,239	$37,060	$23,791

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
17. Reinsurance
The Company's wholly-owned Luxembourg subsidiary, Hollenfels Re SA ("Hollenfels") provides reinsurance to third party insurance and reinsurance companies. Hollenfels's share of incurred and paid claims, as well as claims incurred but not reported plus expected development on reported claims ("Claims IBNR") were as follows:

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Incurred and paid claims	$24,380	$14,800
Claims IBNR	$5,647	$11,800
Hollenfels utilizes several methods to determine its Claims IBNR. It generally employs an estimation methodology whereby historical average claims ratios over a period of up to 10 years are utilized, based on availability of data. In cases where current claims development contradicts historical results, Hollenfels employs a method to average claims ratios derived through different actuarial calculation methods. Also, if an event occurs that may give rise to significant future claims in excess of the amount calculated using the above-mentioned methodologies, the impact of such an event is calculated using existing claims data and actuarial estimation methods to adjust Hollenfels's Claims IBNR. During the year ended December 31, 2019, Hollenfels calculated its claim liability or claim adjustment expenses using the above-mentioned methods consistent with prior years.
While Hollenfels typically settles its premiums and claim payments on a quarterly basis, the frequency of claims in the underlying policies is impractical for Hollenfels to obtain. Certain contracts Hollenfels has written are on a quota-share basis while the rest of the policies provide aggregate loss protection, rendering the collection of information for all underlying contracts impracticable. Hollenfels did not discount any of its reserves and did not cede any portion of its exposures during the years ended December 31, 2019, 2018 and 2017.
18. Other Revenues and Expenses
Other expenses, during the years ended December 31, 2019, 2018, and 2017, are primarily the general administrative expenses of the various operating company subsidiaries or the Consolidated Funds.
19. Share-Based and Deferred Compensation and Employee Ownership Plans
The Company issues share-based compensation under the 2010 Equity and Incentive Plan (the "Equity Plan"). The Equity Plan permits the grant of options, restricted shares, restricted stock units, stock appreciation rights ("SARs") and other equity-based awards to the Company's employees and directors. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. SARs vest and expire after five years from grant date. Awards are subject to the risk of forfeiture. As of December 31, 2019, there were no shares available for future issuance under the Equity Plan.
Under the Equity Plan, the Company awarded $42.5 million of deferred cash awards to its employees during the year ended December 31, 2019. These awards vest over a four-year period and accrue interest at 0.70% per year. As of December 31, 2019, the Company had unrecognized compensation expense related to the Equity Plan deferred cash awards of $60.3 million.
The Company measures compensation cost for share-based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share-based awards on a straight-line basis over the vesting period of the option or award, net of estimated forfeitures. In relation to awards under the Equity Plan, the Company recognized compensation expense of $34.0 million, $37.0 million, and $28.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. The income tax effect recognized for the Equity Plan was a benefit of $8.8 million, $9.7 million, and $7.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes the Company's SARs for the years ended December 31, 2019 and 2018:

	Class A Common Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2017	75,000	$11.60	0.21	$173
SARs vested	(75,000)	14.21	—	—
Balance outstanding at December 31, 2018	—	$—	0	$—
SARs granted	—	—	—	—
SARs vested	—	—	—	—
SARs expired	—	—	—	—
Balance outstanding at December 31, 2019	—	$—	0	$—
SARs exercisable at December 31, 2018	—	$—	0	$—
SARs exercisable at December 31, 2019	—	$—	0	$—
As of December 31, 2019 and 2018 the Company's SARs were fully expensed.
Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value
Beginning balance outstanding	5,962,295	$15.73	5,579,293	$16.33
Granted	2,435,058	16.58	2,413,727	14.20
Vested	(2,291,032)	15.63	(1,961,824)	15.60
Canceled	(584,333)	11.49	—	—
Forfeited	(157,502)	13.98	(68,901)	14.21
Ending balance outstanding	5,364,486	$16.67	5,962,295	$15.73
Included in the restricted share and restricted stock unit activity are performance linked restricted stock units of 481,438 which were awarded to employees of the Company in December 2013 and January 2014. An additional 700,000 performance linked restricted stock units were awarded in March 2016 and 333,333 in April of 2019. Of the awards granted, 130,438 have been forfeited and 584,333 have been canceled, as they did not meet the performance criteria, through December 31, 2019. The remaining awards, included in the outstanding balance as of December 31, 2019, vest between March 2020 and December 2021 and will be earned only to the extent that the Company attains specified market conditions relating to its volume-weighted average share price and total shareholder return in relation to certain benchmark indices and performance goals relating to aggregate net income and average return on shareholder equity. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 200% of the targeted award. Each RSU is equal to the one share of the Company's Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.
The fair value of restricted stock (excluding certain performance linked units which are valued using the Monte Carlo valuation model) is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of December 31, 2019, there was $62.6 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.11 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were no restricted stock units awarded to non-employee board members during the year ended December 31, 2019 and 120,430 were delivered. As of December 31, 2019 there were 216,912 restricted stock units outstanding. There were

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
88,504 restricted stock units awarded during the year ended December 31, 2018. As of December 31, 2018 there were 253,772 restricted stock units outstanding.
20. Defined Contribution Plans
The Company sponsors a Retirement and Savings Plan which is a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plans"). All full-time employees of the Company can contribute on a tax deferred basis and an after-tax basis to the 401(k) Plans up to federal contribution limits or up to 100% of their annual compensation, subject to certain limitations. The Company provides matching and profit sharing contributions to employees that are equal to a specified percentage of the eligible participant's contribution as defined by the 401(k) Plans. For the years ended December 31, 2019, 2018, and 2017, the Company's contributions to the 401(k) Plans were $1.0 million, $1.0 million, and $0.7 million, respectively.
21. Income Taxes
The taxable results of the Company's U.S. operations are included in the consolidated income tax returns of Cowen Inc. as well as stand-alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings have to be submitted on a stand-alone or combined basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries with tax filing obligations are the United Kingdom, Luxembourg, Germany, Switzerland, South Africa, Canada and Hong Kong.
The Company has reflected the impact of the TCJ Act in the financial statements, including a policy election to account for taxes on Global Intangible Low Tax Income ("GILTI") as incurred on the current year basis and not included in deferred taxes. The Company continues to monitor the impact of the TCJ Act as additional regulations and formal guidance are provided.
The components of the Company's income tax expense for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year ended December 31,
	2019	2018	2017
	(dollars in thousands)
Current tax expense/(benefit)
Federal	$(731)	$(1,883)	$421
State and local	457	(2,148)	2,034
Foreign	1,831	785	428
Total	$1,557	$(3,246)	$2,883
Deferred tax expense/(benefit)
Federal	$10,242	$12,018	$44,071
State and local	3,598	6,956	(2,938)
Foreign	(544)	(9)	37
Total	13,296	18,965	41,170
Total tax expense/(benefit)	$14,853	$15,719	$44,053
Consolidated U.S. income/(loss) before income taxes was $68.9 million in 2019, $93.0 million in 2018, and $3.9 million in 2017. The corresponding amounts for non-U.S.-based income/(loss) were $2.2 million in 2019, $6.0 million in 2018, and $3.1 million in 2017.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
The reconciliations of the Company's federal statutory rate to the effective income tax rate for the years ended December 31, 2019, 2018, and 2017 are as follows:

	Year ended December 31,
	2019	2018	2017
Pre-tax loss at U.S. statutory rate	21.0%	21.0%	35.0%
Dividend received deduction	—	—	(25.9)
Bargain purchase gain	—	—	(34.8)
Basis adjustment on investments	—	3.5	65.2
Nondeductible expenses	4.1	1.2	14.2
Goodwill impairment	1.2	—	—
Change in valuation allowance	(4.0)	7.1	—
Impact of tax law change	—	—	669.8
State and foreign tax	8.0	(10.0)	25.3
Reversal of income attributable to non-controlling interests	(9.2)	(8.6)	(119.6)
Other, net	(0.1)	1.7	3.7
Total	21.0%	15.9%	632.9%
As of December 31, 2019, the Company has net income taxes receivable of approximately $6.5 million representing federal, state and foreign tax overpayments, which is included in other assets on the accompanying consolidated statements of financial condition.
The components of the Company's deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	As of December 31,
	2019	2018
	(dollars in thousands)
Deferred tax assets, net of valuation allowance
Net operating loss	$60,160	$48,294
Deferred compensation	46,545	59,697
Intangible assets	2,969	—
Tax credits	6,716	9,036
Lease liability	24,623	2,098
Other	3,043	2,444
Total deferred tax assets	144,056	121,569
Valuation allowance	(5,234)	(9,135)
Deferred tax assets, net of valuation allowance	138,822	112,434
Deferred tax liabilities
Right-of-use assets	(23,028)	—
Unrealized gains on investments	(26,545)	(13,092)
Amortization of bond discount	(3,980)	(4,643)
Other	(6,103)	(1,642)
Total deferred tax liabilities	(59,656)	(19,377)
Deferred tax assets/(liabilities), net	$79,166	$93,057
Deferred tax assets, net of valuation allowance, are reported in the accompanying consolidated statements of financial condition. In addition to the deferred tax balances in the table above, the Company records balances related to its operating losses in Luxembourg, which are discussed below.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. The Company recorded approximately $5.2 million valuation allowance against its deferred tax assets of $144.1 million as of December 31, 2019 and recorded approximately $9.1 million valuation

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
allowance against its deferred tax assets of $121.6 million as of December 31, 2018. Separately, the Company has deferred tax liabilities of $59.7 million as of December 31, 2019 and $19.4 million as of December 31, 2018.
For tax year 2019, the Company's total deferred tax expense of $13.3 million was derived by the reversal of timing differences in the normal course of business. The deferred tax expense of $19.0 million in 2018 was derived by the basis difference from the disposal of assets and the reversal of timing differences in the normal course of business. The deferred tax expense of $41.2 million in 2017 predominantly related to the impact of the TCJ Act, and the reversal of timing differences in the normal course of business.
As of December 31, 2019, the Company has foreign tax credit carryforwards of $5.6 million which expire between 2019 and 2029. Valuation allowance of $4.2 million was established against foreign tax credit carryforward as the Company determined that it is not more likely than not that the credits will be utilized.
The Company has the following net operating loss carryforwards at December 31, 2019:

Jurisdiction:	Federal	New York State	New York City	Hong Kong
Net operating loss (in millions)	$175.1	$67.9	$108.8	$12.5
Year of expiration	2037	2037	2037	Indefinite
In addition to the net operating loss carryforwards in the table above, the Company also has net operating loss carryforwards in Luxembourg. These loss carryforwards are only accessible to the extent of taxable income generated by the Luxembourg reinsurance companies, including any deferred income that will be generated in the future. Consequently, the Company recorded a deferred tax asset of $258.4 million, net of deferred tax liabilities of $224.5 million in connection with future taxable income, and an offsetting valuation allowance of $258.4 million against its Luxembourg net operating loss carryforwards that are in excess of such taxable income.

In June 2011, the Company underwent a change of control under Section 382 of the Internal Revenue Code by the acquisition of a subsidiary with net operating loss carryovers. According, a portion of the Company's deferred tax assets, are subject to an annual limitation under Section 382. The deduction limitation is approximately $6.7 million annually and applies to approximately $30.3 million of net operating losses. The Company is not expected to lose any deferred tax assets as a result of these limitations.
The components of unrecognized tax benefits are as follows:

	As of December 31,
	2019	2018
	(dollars in thousands)
Beginning balance at January 1	$299	$3,947
Increases/(Decreases) due to current year positions	—	(3,648)
Ending balance at December 31	$299	$299
No unrecognized tax benefit was recognized in the consolidated statement of operations for the year ended December 31, 2019. No income tax-related interest and penalties are recognized in the consolidated statement of financial condition at December 31, 2019.
The following are the major tax jurisdictions in which the Company has significant business operations and the earliest tax year subject to examination:

Jurisdiction:	Federal	New York State	New York City	United Kingdom	Luxembourg	Germany	Switzerland
Tax Year	2016	2013	2016	2015	2017	2015	2014
Currently, the Company is under audit by New York State for the 2013 to 2017 tax years. Management is not expecting a material tax liability from these audits.
The Company continues to permanently reinvest the capital and accumulated earnings of its subsidiaries in the United Kingdom, Germany, Switzerland, Canada, South Africa and Hong Kong.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
22. Commitments and Contingencies
Operating Lease Obligations
The Company has entered into leases for real estate and other facilities. These leases contain rent escalation clauses and options to extend the lease term. The Company does not include renewal options in the lease term for calculating the Company's lease liability as the renewal options allow the Company operational flexibility and the Company is not reasonably certain to exercise these renewal options at this time. The Company records the expenses related to occupancy and equipment on a straight-line basis over the lease term and these expenses are included in occupancy and equipment expense and client services and business development expense in the accompanying consolidated statements of operations.
For the year ended December 31, 2019, quantitative information regarding the Company's operating lease obligations reflected in the accompanying consolidated statement of operations were as follows:

Year Ended December 31, 2019
(dollars in thousands)
Lease cost
Operating lease cost	$23,540
Short-term lease cost	253
Variable lease cost	1,017
Sublease income	(953)
Total lease costs	$23,857

The following table summarizes the supplemental cash flow information and certain other information related to operating leases for the year ended December 31, 2019:

Year Ended December 31, 2019
(dollars in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,743

Weighted average remaining lease term - operating leases (in years)	5.34
Weighted average discount rate - operating leases	4.13%
As of December 31, 2019, maturities of the outstanding operating lease liabilities for the Company were as follows:

	Equipment Leases (operating) (b)	Real Estate and Other Facility Rental (a)
	(dollars in thousands)
2020	$360	$22,848
2021	206	24,271
2022	73	20,766
2023	—	17,610
2024	—	14,789
Thereafter	—	10,225
Total operating leases	639	110,509
Less discount	24	13,290
Less short-term leases	—	253
Total lease liability	$615	$96,966
(a)The Company has entered into various agreements to sublease certain of its premises.
(b)During the twelve months ended December 31, 2019, the Company recognized operating right-of-use assets and leases liabilities of $6.9 million for equipment leases.
See Note 23 for further information on the finance lease minimum payments.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
(a)Equipment Leases includes the Company's commitments relating to operating and finance leases. See Note 23 for further information on the finance lease minimum payments which are included in the table.
(b)The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $1.4 million and $1.1 million for the years ended December 31, 2018 and 2017, respectively.
Other Commitments
As of December 31, 2019, future minimum annual service payments for the Company were as follows:

Service Payments
(dollars in thousands)
2020	$22,217
2021	14,674
2022	9,358
2023	4,095
2024	1,938
Thereafter	4,401
Total service payment commitments	$56,683
Clawback Obligations
For financial reporting purposes, the general partners of a real estate fund had recorded a liability for potential clawback obligations to the limited partners, due to changes in the unrealized value of the real estate fund's remaining investments and where the real estate fund's general partner has previously received carried interest distributions. The clawback liability was not realized until the end of the real estate fund's life. The Company's share of the clawback obligations for the real estate fund, for which the Company has an interest in the general partner, was $6.5 million at December 31, 2018, which is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition. The liability was fully repaid in December 2019 (see Note 6 to the Company's consolidated financial statements).
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored investment funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these investment funds are sufficient to discharge any liabilities.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Unfunded Commitments
The following table summarizes unfunded commitments as of December 31, 2019:

Entity	Unfunded Commitments	Commitment Term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	$7,605	5 years
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.)	$88	5 years
Lagunita Biosciences, LLC	$500	4 years
Eclipse Fund II, L.P.	$180	6 years
Eclipse Continuity Fund I, L.P.	$152	7 years
Cowen Healthcare Investments II LP	$3,406	2 years
Cowen Healthcare Investments III LP	$8,602	7 years
Cowen Sustainable Investments I LP	$25,000	10 years
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

In the ordinary course of business, the Company and Related Parties are also subject to governmental and regulatory examinations, information gathering requests (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Certain of the Company's affiliates and subsidiaries are registered broker-dealers, futures commission merchants, investment advisers or other regulated entities and, in those capacities, are subject to regulation by various U.S., state and foreign securities, commodity futures and other regulators. In connection with formal and informal inquiries by these regulators, the Company receives requests and orders seeking documents and other information in connection with various aspects of the Company's regulated activities.

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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. The Company may increase or decrease its legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters. The Company accrues legal fees as incurred.
23. Convertible Debt and Notes Payable
As of December 31, 2019 and 2018, the Company's outstanding debt was as follows:

	As of December 31,
	2019	2018
	(dollars in thousands)
Convertible debt	$118,688	$134,489
Notes payable	306,818	229,740
Term loan	32,180	28,200
Other notes payable	2,516	—
Finance lease obligations	3,937	5,025
	$464,139	$397,454
Convertible Debt
December 2022 Convertible Notes
The Company, on December 14, 2017, issued $135.0 million aggregate principal amount of 3.00% convertible senior notes due December 2022 (the “December 2022 Convertible Notes”). The December 2022 Convertible Notes are due on December 15, 2022 unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such date. The interest on the December 2022 Convertible Notes is payable semi-annually on December 15 and June 15 of each year. The December 2022 Convertible Notes are senior unsecured obligations of Cowen. The December 2022 Convertible Notes may be converted into cash or shares of Class A common stock at the Company's election based on the current conversion price. The December 2022 Convertible Notes were issued with an initial conversion price of $17.375 per share of Cowen's Class A common stock.
The Company used the net proceeds, together with cash on hand, from the offering for general corporate purposes, including the repurchase or repayment of $115.1 million of the Company's outstanding 3.0% cash convertible senior notes due March 2019 (the "March 2019 Convertible Notes") and the repurchase of approximately $19.5 million of the Company's shares of its Class A common stock, which were consummated substantially concurrently with the closing of the offering. As of December 31, 2019, the outstanding principal amount of the December 2022 Convertible Notes was $135.0 million. On June 26, 2018, the Company received shareholder approval for the Company to settle the December 2022 Convertible Notes entirely in Class A common stock. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity.
The Company recorded interest expense of $4.1 million, $4.1 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company recognized the embedded cash conversion option at issuance date fair value, which also represents the initial unamortized discount on the December 2022 Convertible Notes of $23.4 million and is shown net in convertible debt in the accompanying consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying consolidated statements of operations is $4.3 million, $4.0 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2022 Convertible Notes in interest and dividends expense in the accompanying consolidated statements of operations.
March 2019 Convertible Notes
On March 10, 2014, the Company issued $149.5 million of 3.0% cash convertible senior notes (the "March 2019 Convertible Notes"). The March 2019 Convertible Notes matured on March 15, 2019 and were fully repaid by the Company. The Company recorded interest expense of $0.1 million, $1.1 million, and $4.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization on the discount, included within interest and dividends expense in the accompanying consolidated statements of operations was $0.3 million, $1.5 million and $7.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, based on an effective interest rate of 8.89%.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, which is shown net in notes payable in the accompanying consolidated statement of financial condition.   To date the May 2024 Notes have maintained their initial private rating, and the interest rate has remained unchanged. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $2.9 million for the year ended December 31, 2019. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in December 2019, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes in interest and dividends expense in the accompanying consolidated statements of operations.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the "June 2033 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $7.7 million and $4.3 million for the years ended December 31, 2019 and 2018, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes in interest and dividends expense in the accompanying consolidated statements of operations.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the "December 2027 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $10.1 million, $10.1 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes in interest and dividends expense in the accompanying consolidated statements of operations. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
Term Loan
On June 30, 2017, a subsidiary of the Company borrowed $28.2 million to fund general corporate purposes. This term loan has an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire principal amount due (as amended) on June 26, 2020. In July 2019, the subsidiary of the Company borrowed an additional $4.0 million to fund general corporate purposes. The loan is secured by the value of the Company's limited partnership interests in two affiliated investment funds. The Company has provided a guarantee for this loan. The Company recorded interest expense of $1.8 million, $1.6 million and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Other Notes Payable
During January 2019, the Company borrowed $2.2 million to fund insurance premium payments. This note had an effective interest rate of 2.51% and was due on December 31, 2019, with monthly payment requirements of $0.2 million. As of December 31, 2019, the note was fully repaid. Interest expense was $0.1 million for the year ended December 31, 2019.
During November 2019, the Company borrowed $2.6 million to fund general corporate capital expenditures. This note is due November 2024, with monthly payment requirements of $0.1 million. As of December 31, 2019, the note had a balance of $2.5 million. Interest expense for the year ended December 31, 2019 was insignificant.
Revolver
The Company, in December 2019, entered into a two-year committed credit facility with a capacity of $25 million. This agreement has an effective interest rate of LIBOR plus 3.25% on any money drawn from the credit facility and the commitment or unused line fee is 50 basis points on the undrawn amount.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Finance Lease Obligations
The Company has entered into various finance leases for computer equipment. These finance lease obligations are included in notes payable and other debt in the accompanying consolidated statements of financial condition, and have a weighted average lease term of 3.21 years and weighted average interest rate of 4.88% as of December 31, 2019.
For the years ended December 31, 2019, 2018 and 2017, quantitative information regarding the Company's finance lease obligations reflected in the accompanying consolidated statement of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	$1,266	$1,627
Interest on lease liabilities	227	231
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	227	231
Financing cash flows from finance leases	$1,266	$2,186
Annual scheduled maturities of debt and minimum payments (of principal and interest) for all debt outstanding as of December 31, 2019, are as follows:

	Convertible Debt	Notes Payable	Term Loan	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2020	$4,050	$23,548	$33,126	$593	$1,290
2021	4,050	23,548	—	593	1,398
2022	139,050	23,548	—	593	1,166
2023	—	23,548	—	593	411
2024	—	98,721	—	543	11
Thereafter	—	334,304	—	—	—
Subtotal	147,150	527,217	33,126	2,915	4,276
Less (a)	(28,462)	(220,399)	(946)	(399)	(339)
Total	$118,688	$306,818	$32,180	$2,516	$3,937
(a)Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the convertible debt.
Letters of Credit
As of December 31, 2019, the Company has the following six irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged collateral for reinsurance agreements which amounted to $2.0 million as of December 31, 2019, and $1.0 million as of December 31, 2018, which are released annually between March 2020 and March 2023 based on the policy periods covered by the reinsurance agreements.

Location	Amount	Maturity
	(dollars in thousands)
Boston	$382	March 2020
New York	$359	April 2020
New York	$398	October 2020
New York	$1,125	October 2020
New York	$1,629	November 2020
San Francisco	$716	October 2025

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2019 and 2018 there were no amounts due related to these letters of credit.
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
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and accrued a cash dividend of $6.8 million $6.8 million, and $6.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Each share of Series A Convertible Preferred Stock is non-voting and has a liquidity preference over the Company's Class A common stock and ranks senior to all classes or series of the Company's Class A common stock, but junior to all of the Company's existing and future indebtedness with respect to dividend rights and rights upon the Company's involuntary liquidation, dissolution or winding down.
Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, into a number of shares of the Company's Class A common stock equal to the liquidation preference of $1,000 divided by the conversion rate. The initial conversion rate (subsequent to the December 5, 2016 reverse stock split) is 38.0619 shares (which equates to $26.27 per share) of the Company's Class A common stock for each share of the Series A Convertible Preferred Stock. At any time on or after May 20, 2020, the Company may elect to convert all outstanding shares of the Series A Convertible Preferred Stock into shares of the Company's Class A common stock, cash or a combination thereof, at the Company's election, in each case, based on the then-applicable conversion rate, if the last reported sale price of the Company's Class A common stock equals or exceeds 150% of the then-current conversion price on at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days (including on the last trading day of such period) immediately prior to such election. At the time of conversion, the conversion rate may be adjusted based on certain events including but not limited to the issuance of cash dividends or Class A common stock as dividends to the Company's Class A common shareholders or a share split or combination.
In connection with the issuance and sale of the Series A Convertible Preferred Stock, the Company entered into a capped call option transaction (the "Capped Call Option Transaction") with Nomura Global Financial Products Inc. for $15.9 million. The Capped Call Option Transaction is expected generally to reduce the potential dilution to the Company's Class A common stock (if the Company elects to convert to common shares) and/or offset any cash payments that the Company is required to make upon conversion of any Series A Convertible Preferred Stock. The Capped Call Option Transaction has an initial effective strike price of $26.27 per share, which matches the initial conversion price of the Series A Convertible Preferred Stock, and a cap price of $33.54 per share. However, to the extent that the market price of Class A common stock, as measured under the terms of the Capped Call Option Transaction, exceeds the cap price thereof, there would nevertheless be dilution and/or such cash payments would not be offset. As the Capped Call Option Transaction is a free standing derivative that is indexed to the Company's own stock price and the Company controls if it is settled in cash or stock it qualifies for equity classification as a reduction to additional paid in capital.
Embedded Cash Conversion Option on the December 2022 Convertible Notes
Upon issuance of the December 2022 Convertible Notes (see Note 23), the Company recognized the embedded cash conversion option at fair value of $23.4 million which was valued as of June 26, 2018 at $29.0 million. On June 26, 2018, the Company received shareholder approval for the Company to settle the December 2022 Convertible Notes entirely in Class A common stock. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity.
Treasury Stock
Treasury stock of $284.3 million as of December 31, 2019, compared to $234.1 million as of December 31, 2018, resulted from $15.2 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plan or other similar transactions, $0.5 million received from an escrow account established to satisfy the Company's indemnification claims arising under the terms of the purchase agreement entered into in connection with the Company's acquisition of Convergex Group, LLC and $34.5 million purchased in connection with a share repurchase program.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
The following represents the activity relating to the treasury stock held by the Company during the year ended December 31, 2019:

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2018	15,336,871	$234,142	$15.27
Shares purchased for minimum tax withholding under the Equity Plan or other similar transactions	1,005,387	15,217	15.14
Shares of stock received in respect of indemnification claims	29,687	457	15.39
Purchase of treasury stock	2,233,636	34,485	15.44
Balance outstanding at December 31, 2019	18,605,581	$284,301	$15.28

25. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income includes the after tax change in unrealized gains and losses on foreign currency translation adjustments. During the periods presented, the Company did not have material reclassifications out of other comprehensive income.

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Beginning Balance	$(5)	$(8)	$(2)
Foreign currency translation	—	3	(6)
Ending Balance	$(5)	$(5)	$(8)

26. Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of common shares outstanding for the period. As of December 31, 2019, there were 28,610,357 shares of Class A common stock outstanding. As of December 31, 2019, the Company has included 216,912 fully vested, unissued restricted stock units in its calculation of basic earnings per share. As of December 31, 2018, there were 28,437,860 shares of Class A common stock outstanding. As of December 31, 2018, the Company has included 253,772 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive items. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares, restricted stock units, and SARs. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options and warrants are assumed to have been exercised, for the entire period being presented. The number of performance-linked unvested restricted stock units that are included in the calculation are at the amount that could be earned using current payout rates. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the amount of compensation cost attributed to future services and not yet recognized.
The Company can elect to settle the Series A Convertible Preferred Stock in shares, cash, or a combination of both. The Company's intent is to settle in cash and, based on current and projected liquidity needs, the Company has the ability to do so.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
The computation of earnings per share is as follows:

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands, except share and per share data)
Net income (loss)	$55,870	79,879	$(37,091)
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	31,239	37,060	23,791
Net income (loss) attributable to Cowen Inc.	24,631	42,819	(60,882)
Preferred stock dividends	6,792	6,792	6,792
Net income (loss) attributable to Cowen Inc. common stockholders	$17,839	$36,027	$(67,674)

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	29,525	29,545	29,492
Contingently issuable common stock in connection with an acquisition (see Note 3)	26	—	—
Restricted stock	1,735	1,190	—
Weighted average shares used in diluted computation	31,286	30,735	29,492
Earnings (loss) per share:
Basic	$0.60	$1.22	$(2.29)
Diluted	$0.57	$1.17	$(2.29)

27. Segment Reporting
Change in Segments
During the second quarter of 2019 the Company realigned the information that the CODM regularly reviews to evaluate performance for operating decision-making purposes, including evaluation and allocation of resources. As a result of this change in segment reporting, the Company retrospectively revised prior period results, by segment, to conform to the current period presentation (see Note 1). This structure includes two business segments: Op Co and Asset Co. The structure is based on the Company's domain expertise as a driver of balance sheet harmonization and repeatable revenues for its operating business versus the Company's long-term monetization strategies.
The Op Co segment consists of CIM, Investment Banking, Markets and Research. The Asset Co segment consists of the Company's private investments, private real estate investments and other legacy investment strategies.
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
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for Consolidated Funds and excludes (ii) goodwill and intangible impairment (iii) certain other transaction-related adjustments and/or reorganization expenses and (iv) certain costs associated with debt. Economic Operating Income (Loss) represents Economic Income (Loss) before depreciation and amortization expenses. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the activist business and certain investment funds. For US GAAP purposes, all of these items, are recorded in other income (loss). Economic Income (Loss) recognizes (a) incentive fees during periods when the fees are not yet crystallized for US GAAP reporting, (b) start-up costs of a fund over the expected life of the fund and (c) retainer fees, relating to investment banking activities, earned during the period that would otherwise be deferred until closing for US GAAP reporting. In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
As further stated below, one major difference between Economic Income (Loss) and US GAAP net income (loss) is that Economic Income (Loss) presents the segments' results of operations without the impact resulting from the full consolidation of any of the Consolidated Funds. The consolidation of these investment funds' results include the pro rata share of the income or loss attributable to other owners of such entities which is reflected in net income (loss) attributable to non-controlling interest in consolidated subsidiaries in the accompanying consolidated statements of operations. This pro rata share has no effect on the overall financial performance for the segments, as ultimately, this income or loss is not income or loss for the segments themselves. Included in Economic Income (Loss) is the actual pro rata share of the income or loss attributable to the Company as an investor in such entities, which is relevant in management making operating decisions and evaluating financial performance. The Company does not disclose total asset information for its business segments as the information is not reviewed by the CODM.
The following tables set forth operating results for the Company's Op Co and Asset Co segments and related adjustments necessary to reconcile the Company's Economic Income (Loss) measure to arrive at the Company's consolidated US GAAP net income (loss):

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2019
				Adjustments
	Operating Company	Asset Company	Total Economic Income (Loss)	Funds Consolidation	Other Adjustments		US GAAP Net Income (Loss)
	(dollars in thousands)
Revenues
Investment banking	$352,192	$—	$352,192	$—	$22,833	(a)	$375,025
Brokerage	440,413	—	440,413	—	(37,666)	(b)	402,747
Management fees	43,698	1,976	45,674	(2,270)	(10,796)	(c)	32,608
Incentive income (loss)	45,041	1,152	46,193	(600)	(44,046)	(c)	1,547
Investment income (loss)	51,344	3,111	54,455	—	(54,455)	(d)	—
Interest and dividends	—	—	—	—	174,913	(b)(d)	174,913
Reimbursement from affiliates	—	—	—	(122)	1,148	(e)	1,026
Reinsurance premiums	—	—	—	—	46,335	(f)	46,335
Other revenue	5,785	58	5,843	(14)	(396)	(f)	5,433
Consolidated Funds revenues	—	—	—	9,809	—		9,809
Total revenues	938,473	6,297	944,770	6,803	97,870		1,049,443
Interest expense (Economic Income/(Loss)) / Interest and dividend expense (US GAAP)	22,576	5,449	28,025	—	140,603	(b)(d)	168,628
Total net revenues	915,897	848	916,745	6,803	(42,733)		880,815
Expenses
Non interest expense	847,485	9,030	856,515	—	79,286	(a)(e)(h)(i)	935,801
Goodwill impairment	—	—	—	—	4,100		4,100
Consolidated Funds expenses	—	—	—	8,963	—		8,963
Total expenses	847,485	9,030	856,515	8,963	83,386		948,864
Total other income (loss)	—	—	—	36,663	102,109	(c)(d)(i)	138,772
Income taxes expense / (benefit)	—	—	—	—	14,853	(h)	14,853
Income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	4,796	—	4,796	34,503	(8,060)		31,239
Income (loss) attributable to Cowen Inc.	63,616	(8,182)	55,434	—	(30,803)		$24,631
Less: Preferred stock dividends	5,434	1,358	6,792	—	—		6,792
Economic Income (Loss)/ Income (loss) attributable to Cowen Inc. common stockholders	58,182	(9,540)	48,642	$—	$(30,803)		$17,839
Add back: Depreciation and Amortization expense	20,403	36	20,439
Economic operating income (loss)	$78,585	$(9,504)	$69,081

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2018
				Adjustments
	Operating Company	Asset Company	Total Economic Income (Loss)	Funds Consolidation	Other Adjustments		US GAAP Net Income (Loss)
	(dollars in thousands)
Revenues
Investment banking	$329,061	$—	$329,061	$—	$28,161	(a)	$357,222
Brokerage	452,299	—	452,299	—	(38,717)	(b)	413,582
Management fees	43,466	5,709	49,175	(2,513)	(17,004)	(c)	29,658
Incentive income (loss)	16,851	6,896	23,747	(52)	(20,578)	(c)	3,117
Investment income (loss)	53,593	2,753	56,346	—	(56,346)	(d)(g)	—
Interest and dividends	—	—	—	—	108,009	(d)	108,009
Reimbursement from affiliates	—	—	—	(269)	1,307	(e)	1,038
Aircraft lease revenue	—	—	—	—	1,852	(g)	1,852
Reinsurance premiums	—	—	—	—	38,096	(f)	38,096
Other revenue	(1,619)	451	(1,168)	—	5,672	(f)	4,504
Consolidated Funds revenues	—	—	—	9,838	—		9,838
Total revenues	893,651	15,809	909,460	7,004	50,452		966,916
Interest expense (Economic Income/(Loss)) / Interest and dividend expense (US GAAP)	17,489	5,524	23,013	—	81,103	(d)	104,116
Total net revenues	876,162	10,285	886,447	7,004	(30,651)		862,800
Expenses
Non interest expense	788,272	17,087	805,359	—	76,970	(a)(e)(h)(i)	882,329
Consolidated Funds expenses	—	—	—	8,615	—		8,615
Total expenses	788,272	17,087	805,359	8,615	76,970		890,944
Total other income (loss)	—	—	—	35,494	88,248	(c)(d)(i)(j)	123,742
Income taxes expense / (benefit)	—	—	—	—	15,719	(h)	15,719
Income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	4,212	742	4,954	33,883	(1,777)		37,060
Income (loss) attributable to Cowen Inc.	83,678	(7,544)	76,134	—	(33,315)		42,819
Less: Preferred stock dividends	5,162	1,630	6,792	—	—		6,792
Economic Income (Loss)/ Income (loss) attributable to Cowen Inc. common stockholders	78,516	(9,174)	69,342	$—	$(33,315)		$36,027
Add back: Depreciation and Amortization expense	11,402	181	11,583
Economic operating income (loss)	$89,918	$(8,993)	$80,925

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2017
				Adjustments
	Operating Company	Asset Company	Total Economic Income (Loss)	Funds Consolidation	Other Adjustments		US GAAP Net Income (Loss)
	(dollars in thousands)
Revenues
Investment banking	$223,614	$—	$223,614	$—	$—		$223,614
Brokerage	312,780	—	312,780	—	(19,170)	(b)	293,610
Management fees	45,007	10,380	55,387	(2,593)	(19,549)	(c)	33,245
Incentive income (loss)	17,872	8,156	26,028	(1,739)	(18,906)	(c)	5,383
Investment income (loss)	7,204	37,938	45,142	—	(45,142)	(d)(g)	—
Interest and dividends	—	—	—	—	49,440	(b)(d)	49,440
Reimbursement from affiliates	—	—	—	(297)	3,157	(e)	2,860
Aircraft lease revenue	—	—	—	—	3,751	(g)	3,751
Reinsurance premiums	—	—	—	—	30,996	(f)	30,996
Other revenue	3,307	(76)	3,231	—	5,330	(f)	8,561
Consolidated Funds revenues	—	—	—	7,321	—		7,321
Total revenues	609,784	56,398	666,182	2,692	(10,093)		658,781
Interest expense	13,599	5,289	18,888	—	42,061	(d)	60,949
Total net revenues	596,185	51,109	647,294	2,692	(52,154)		597,832
Expenses
Non interest expense	584,816	40,571	625,387	(199)	58,935	(a)(e)(h)(i)	684,123
Consolidated Funds expenses	—	—	—	12,526	—		12,526
Total expenses	584,816	40,571	625,387	12,327	58,935		696,649
Total other income (loss)	—	—	—	31,073	74,706	(c)(d)(i)(j)(k)	105,779
Income taxes expense / (benefit)	—	—	—	—	44,053	(h)	44,053
Income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	5,178	894	6,072	21,438	(3,719)		23,791
Income (Loss) attributable to Cowen Inc.	6,191	9,644	$15,835	$—	$(76,717)		$(60,882)
Less: Preferred stock dividends	4,890	1,902	6,792				6,792
Income (Loss) attributable to Cowen Inc. common stockholders	1,301	7,742	9,043				$(67,674)
Add back: Depreciation and amortization expense	11,211	347	11,558
Economic Operating Income (Loss) attributable to Cowen Inc. common stockholders	$12,512	$8,089	$20,601

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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Other Adjustments:

(a)	Economic Income (Loss) presents underwriting expenses net of investment banking revenues, expenses reimbursed from clients within their respective expense category. Economic Income (Loss) also records retainer fees, relating to investment banking activities, collectible during the period that would otherwise be deferred until closing for US GAAP reporting.

(b)	Economic Income (Loss) brokerage revenues included net securities borrowed and securities loaned activities which are shown gross in interest income and interest expense for US GAAP.

(c)	Economic Income (Loss) recognizes revenues (i) net of fund start-up costs and distribution fees paid to agents, (ii) records income from uncrystallized incentive fees and (iii) the Company's proportionate share of management and incentive fees of certain real estate operating entities, the healthcare royalty business and the activist business.

(d)	Economic Income (Loss) recognizes Company income from proprietary trading (including interest and dividends) for which the majority of this activity is shown in other income (loss) for US GAAP reporting.

(e)	Reimbursement from affiliates is shown as a reduction of Economic Income expenses, but is included as a part of revenues under US GAAP.

(f)	Economic Income (Loss) recognizes underwriting income from the Company's insurance related activities, net of expenses, within other revenue. The costs are recorded within expenses for US GAAP reporting.

(g)	Aircraft lease revenue is shown net of expenses in investment income for Economic Income (Loss).

(h)	Economic Income (Loss) excludes income taxes and acquisition related adjustments as management does not consider these items when evaluating the performance of the segment.

(i)	Economic Income (Loss) recognizes the Company's proportionate share of expenses, for certain real estate operating entities and the activist business, for which the investments are recorded under the equity method of accounting for investments.

(j)	Economic Income (Loss) excludes gain/(loss) on debt extinguishment.

(k)	Economic Income (Loss) excludes the bargain purchase gain which resulted from the Convergex Group acquisition.
For the years ended December 31, 2019 and 2018, there was no one investment fund or other customer which represented more than 10% of the Company's total revenues.
28. Regulatory Requirements
As registered broker-dealers, Cowen and Company, Cowen Execution, ATM Execution, Cowen Prime and Westminster are subject to the SEC's Uniform Net Capital Rule 15c3-1 ("SEC Rule 15c3-1"), which requires the maintenance of minimum net capital. Each registered broker-dealer has elected to compute net capital under the alternative method permitted by that rule. Under the alternative method, Cowen and Company's minimum net capital requirement, as defined in (a)(4) of SEC Rule 15c3-1, is $1.0 million. Cowen Execution, ATM Execution, Cowen Prime and Westminster are required to maintain minimum net capital, as defined in (a)(1)(ii) of SEC Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debits arising from customer transactions. Advances to affiliates, repayment of borrowings, distributions, dividend payments and other equity withdrawals are subject to certain notification and other provisions of SEC Rule 15c3-1 and other regulatory bodies.
On February 7, 2019, FINRA approved the transfer of all of Cowen Securities' business and personnel to Cowen and Company. Cowen Securities subsequently filed a Form BDW, pursuant to Section 15(b) of the Securities Exchange Act of 1934, with FINRA to withdraw its status as a broker-dealer given that it will no longer conduct a securities business. On May 21, 2019, Cowen Securities Form BDW was approved and officially deregistered with the SEC. As of December 31, 2019, the entity has been dissolved.
Cowen Prime is also subject to Commodity Futures Trading Commission Regulation 1.17 ("Regulation 1.17"). Regulation 1.17 requires net capital equal to or in excess of $45,000 or the amount of net capital required by SEC Rule 15c3-1, whichever is greater. Cowen Execution is also subject to Options Clearing Corporation ("OCC") Rule 302. OCC Rule 302 requires maintenance of net capital equal to the greater of $2.0 million or 2% of aggregate debit items. At December 31, 2019, Cowen Execution had $103.2 million of net capital in excess of this minimum requirement.
Cowen International Ltd and Cowen Execution Ltd are subject to the capital requirements of the FCA, as defined, and must exceed the minimum capital requirement set forth by the FCA. Effective June 1, 2018, the FCA approved Ramius UK’s

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
application to cancel all of its FCA authorization permissions. Accordingly, Ramius UK is no longer an FCA regulated and authorized firm. In April 2019, Cowen Execution Ltd was formally approved to trade in a principal capacity.
Cowen Asia, a previously established entity, was re-registered with regulatory approval on May 17, 2019. Cowen Asia is subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources must exceed the Total Financial Resources requirement of the SFC.
As of December 31, 2019, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA or SFC requirement and excess as follows:

Subsidiary	Net Capital	Minimum Net Capital Requirement	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$91,348	$1,000	$90,348
Cowen Execution	$105,822	$2,673	$103,149
ATM Execution	$5,354	$250	$5,104
Cowen Prime	$13,659	$250	$13,409
Westminster	$14,797	$250	$14,547
Cowen International Ltd	$15,988	$7,597	$8,391
Cowen Execution Ltd	$11,808	$2,509	$9,299
Cowen Asia	$1,307	$385	$922
The Company's U.S. broker-dealers must also comply with SEC Rule 15c3-3 or claim an exemption pursuant to subparagraphs (k)(2)(i) or (k)(2)(ii) of that rule. Firms can rely on more than one exemption. Cowen and Company, Cowen Prime and ATM Execution claim the (k)(2)(ii) exemption with regards to some or all of their customer accounts and transactions that are introduced on a fully-disclosed basis to their clearing agents for clearing, settlement and custody. Cowen and Company, Cowen Prime and Westminster claim the (k)(2)(i) exemption with regards to customer transactions and balances that are cleared, settled and custodied in Special Bank Accounts.
In accordance with the requirements of SEC Rule 15c3-3, Cowen Execution may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of December 31, 2019, Cowen Execution had segregated approximately $17.6 million of cash, while its required deposit was $5.5 million.
As a clearing broker-dealer, Cowen Execution is required to compute a reserve requirement for proprietary accounts of broker-dealers ("PAB"), as defined in SEC Rule 15c3-3. Cowen Execution conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEC Rule 15c3-3. This allows each correspondent firm that uses Cowen Execution as its clearing broker-dealer to classify its PAB account assets held at Cowen Execution as allowable assets in the correspondent's net capital calculation. At December 31, 2019, Cowen Execution had $22.5 million of cash on deposit in PAB Reserve Bank Accounts, which was more than its required deposit of $14.8 million.
Cowen and Company, ATM Execution, Cowen Prime and Cowen Execution also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
Cowen's Luxembourg reinsurance companies, Vianden RCG Re SCA and Hollenfels, individually and their Luxembourg parent holding company, Ramius Enterprise Luxembourg Holdco S.à r.l., on a combined basis with the reinsurance companies, are required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each reinsurance company's individual solvency capital ratio as well as the combined solvency capital ratio of the holding and reinsurance companies calculated as of December 31 of each year must exceed a minimum requirement. As of the last testing date, December 31, 2019, all of these entities were in excess of this minimum requirement. The companies are currently, and management expects they will be at the next testing date of December 31, 2020, in compliance with these requirements.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen's captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of December 31, 2019. RCG Insurance Company’s capital and surplus as of December 31, 2019 totaled approximately $32.8 million.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
29. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's investment funds and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of December 31, 2019 and 2018, $20.5 million and $19.4 million, respectively, included in fees receivable, are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the investment funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the years ended December 31, 2019, 2018 and 2017, the amounts which the Company reimbursed the investment funds it manages were immaterial. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates, and are included in due from related parties in the accompanying consolidated statements of financial condition. As of December 31, 2019 and 2018, loans to employees of $14.9 million and $17.0 million, respectively, were included in due from related parties on the accompanying consolidated statements of financial condition. Of these amounts $7.1 million and $8.8 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $3.8 million, $3.1 million, and $2.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. This expense is included in employee compensation and benefits in the accompanying consolidated statement of operations. For the year ended December 31, 2019, the interest income was $0.1 million for these related party loans and advances, respectively, and are included in interest and dividends in the accompanying consolidated statement of operations. For the year ended December 31, 2018, the interest income was immaterial, and for the year ended December 31, 2017, the interest income was $0.1 million for these related party loans and advances. This income is included in interest and dividends in the accompanying consolidated statement of operations.
As of December 31, 2019 and 2018, included in due from related parties is $6.5 million and $7.7 million, respectively, related to the sales of portions of the Company's ownership interest in the activist business of Starboard Value to the Starboard principals. It is being financed through the profits of the relevant Starboard entities over a 5 year period and earns interest at 5% per annum.  The interest income for the years ended December 31, 2019, 2018, and 2017, was $0.3 million, $0.4 million, and $0.8 million, respectively.
The remaining balance included in due from related parties of $5.3 million and $8.9 million as of December 31, 2019 and 2018, respectively, relates to amounts due to the Company from affiliated investment funds and real estate entities due to expenses paid on their behalf. Included in due to related parties is approximately $0.3 million and $0.6 million as of December 31, 2019 and 2018, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of December 31, 2019 and 2018, such investments aggregated $36.0 million and $25.1 million, respectively, were included in non-controlling interests on the accompanying consolidated statements of financial condition. Their share of the net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds aggregated $7.9 million, $7.6 million, and $7.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company may, at times, have unfunded commitment amounts pertaining to related parties. See Note 22 "Commitments and Contingencies" for amounts committed as of December 31, 2019.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements, which have not been disclosed, as of December 31, 2019 and 2018. Through indemnification provisions in clearing agreements with clients, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
The Company's customer securities activities are transacted on a delivery versus payment, cash or margin basis. In delivery versus payment transactions, the Company is exposed to risk of loss in the event of the customers' or brokers' inability to meet the terms of their contracts.
In margin transactions, the Company extends credit to clients collateralized by cash and securities in their account. In the event the customers or brokers fail to satisfy their obligations, the Company may be required to purchase or sell securities at prevailing market prices in order to fulfill the obligations.
The Company's exposure to credit risk can be directly impacted by volatile securities markets, which may impair the ability of counterparties to satisfy their contractual obligations. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits based upon a review of the customers' financial condition and credit ratings. The Company seeks to control the risk associated with its customer margin transactions by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company also monitors required margin levels daily and, pursuant to its guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary.
In addition, during the normal course of business, the Company has exposure to a number of risks including market risk, currency risk, credit risk, operational risk, liquidity risk and legal risk. As part of the Company's risk management process, these risks are monitored on a regular basis throughout the course of the year.
The Company enters into secured and unsecured borrowing agreements to obtain funding necessary to cover daily securities settlements with clearing corporations. At times, funding is required for unsettled customer delivery versus payment and riskless principal transactions, as well as to meet deposit requirements with clearing organizations. Secured arrangements

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
are collateralized by the securities. The Company maintains uncommitted financing arrangements with large financial institutions, the details of which are summarized below as of December 31, 2019.

Lender	Contractual Amount	Available Amount	Maturity Date	Description
Pledge Lines	(dollars in thousands)
Texas Capital Bank	$75,000	$75,000	None	Secured Depository Trust Company Pledge Line
BMO Harris Bank	75,000	75,000	None	Secured Tri-Party Pledge Facility
BMO Harris Bank	150,000	150,000	None	Secured Depository Trust Company Pledge Line
Total	300,000	300,000

Revolving Credit Facility
BMO Harris Bank Canadian Imperial Bank of Commerce Texas Capital Bank	70,000	70,000	August 21, 2020	(Syndicated) Unsecured liquidity facility to cover increases in National Securities Clearing Corporation margin deposit requirements
BMO Harris Bank	25,000	25,000	December 2, 2021	Secured Corporate Revolver
Total	95,000	95,000
Total Credit Lines	$395,000	$395,000

31. Subsequent Events
On February 11, the Board of Directors declared a quarterly cash dividend payable on its common stock of $1.3 million, or $0.04 per common share, payable on March 16, 2020, to stockholders of record on March 2, 2020. During the same meeting, the Board of Directors also approved a $12.1 million increase in the Company's share repurchase program (see Note 19) bringing the total remaining shares available for repurchase to $25.0 million.
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no other subsequent events requiring adjustment or disclosure in the consolidated financial statements.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Supplemental Financial Information
The following table presents unaudited quarterly results of operations for 2019 and 2018. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results. Revenues and net income (loss) can vary significantly from quarter to quarter due to the nature of the Company's business activities.
Cowen Inc.
Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(dollars in thousands, except per share data)
Total revenues	$224,097	$292,164	$252,047	$281,135
Income (loss) before income taxes	13,472	14,792	7,948	34,511
Income tax expense (benefit)	3,177	5,073	1,365	5,238
Net income (loss)	10,295	9,719	6,583	29,273
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	512	3,907	2,770	24,050
Net income (loss) attributable to Cowen Inc.	9,783	5,812	3,813	5,223
Preferred stock dividends	1,698	1,698	1,698	1,698
Net income (loss) attributable to Cowen Inc. common stockholders	$8,085	$4,114	$2,115	$3,525
Earnings (loss) per share:
Basic	$0.27	$0.14	$0.07	$0.12
Diluted	$0.26	$0.13	$0.07	$0.11
Weighted average number of common shares:
Basic	29,750	29,769	29,529	29,046
Diluted	31,625	31,522	31,264	30,722

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(dollars in thousands, except per share data)
Total revenues	$251,384	$234,573	$221,028	$259,931
Income (loss) before income taxes	35,417	35,588	24,680	4,061
Income tax expense (benefit)	6,923	3,993	5,083	(280)
Net income (loss)	27,524	28,417	19,597	4,341
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	10,671	23,018	4,109	(738)
Net income (loss) attributable to Cowen Inc.	16,853	5,399	15,488	5,079
Preferred stock dividends	1,698	1,698	1,698	1,698
Net income (loss) attributable to Cowen Inc. common stockholders	$15,155	$3,701	$13,790	$3,381
Earnings (loss) per share:
Basic	$0.51	$0.12	$0.47	$0.12
Diluted	$0.50	$0.12	$0.45	$0.11
Weighted average number of common shares:
Basic	29,625	29,769	29,610	29,194
Diluted	30,492	30,720	30,844	30,955

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN INC.

		By:	/s/ JEFFREY M. SOLOMON
		Name:	Jeffrey M. Solomon
Date:	March 4, 2020	Title:	Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY M. SOLOMON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Jeffrey M. Solomon		March 4, 2020

/s/ STEPHEN A. LASOTA	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Stephen A. Lasota		March 4, 2020

/s/ BRETT H. BARTH
Brett H. Barth	Director	March 4, 2020

/s/ KATHERINE E. DIETZE
Katherine E. Dietze	Director	March 4, 2020

/s/ STEVEN KOTLER
Steven Kotler	Director	March 4, 2020

/s/ LAWRENCE E. LEIBOWITZ
Lawrence E. Leibowitz	Director	March 4, 2020

/s/ JEROME S. MARKOWITZ
Jerome S. Markowitz	Director	March 4, 2020

/s/ JACK H. NUSBAUM
Jack H. Nusbaum	Director	March 4, 2020

/s/ MARGARET L. POSTER
Margaret L. Poster	Director	March 4, 2020

/s/ DOUGLAS A. REDIKER
Douglas A. Rediker	Director	March 4, 2020