Form 10-K/A
period 2019-12-31
COWEN INC.
filed 2020-03-24
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended:	December 31, 2019	Commission file number: 001-34516
Cowen Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0423711 (I.R.S. Employer Identification No.)
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
As of March 3, 2020, there were 28,656,136 shares of the registrant's Class A common stock outstanding.
Documents incorporated by reference:
Part III of this Annual Report on Form 10-K/A incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2020 Annual Meeting of Stockholders.

Explanatory Note

        This Amendment No. 1 to Annual Report on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2019 of Cowen Inc. (the "Company" or "Cowen"), which was filed with the Securities and Exchange Commission on March 4, 2020. This Form 10-K/A is being filed solely for the purpose of providing separate audited financial statements of Starboard Value A LP ("Starboard") which comprise the statements of assets, liabilities and partners’ capital as of December 31, 2019 and December 31, 2018, and the related statements of income, statements of changes in partners’ capital and statements of cash flows for each of the three years in the period ended December 31, 2019 in accordance with Rule 3-09 of Regulation S-X. The audited financial statements and the Reports of Independent Auditors of Starboard Value A LP, are filed as Exhibit 99.1 and are included as financial statement schedules in Item 15(c), "Exhibits and Financial Statement Schedules" of this Form 10-K/A. The Company accounts for its interest in Starboard under the equity method of accounting. The financial statements of Starboard as of December 31, 2019 and 2018 and for the three years in the period ended December 31, 2019 were not available at the time that the Company filed its Annual Report on Form 10-K on March 4, 2020.

        The consent of Ernst & Young LLP, independent auditors for Starboard, is also filed as an exhibit to this Amendment No. 1 to Annual Report on Form 10-K/A. In addition, this Form 10-K/A includes an updated exhibit index in respect thereof and certifications under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

        Except as described above, this Amendment No. 1 on Form 10-K/A does not update or modify any other information presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as originally filed. This Amendment No. 1 does not update or modify in any way the financial position, results of operations, cash flows, equity or related disclosures in the Company's Annual Report on Form 10-K, and does not reflect events occurring after the Form 10-K’s original filing date of March 4, 2020. Accordingly, this Form 10-K/A should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and the other Company filings made with the SEC subsequent to the filing of the Annual Report on Form 10-K for the year ended December 31, 2019.

ii

Item 15.    Exhibits and Financial Statement Schedules
(a)Refer to Exhibit 99.1 to this Amendment No 1. to the Annual Report on Form 10-K/A for the separate audited financial statements and related disclosures of Starboard Value A LP pursuant to Rule 3-09 of Regulation S-X.

iii

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN INC.

		By:	/s/ JEFFREY M. SOLOMON
		Name:	Jeffrey M. Solomon
Date:	March 24, 2020	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY M. SOLOMON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Jeffrey M. Solomon		March 24, 2020

/s/ STEPHEN A. LASOTA	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Stephen A. Lasota		March 24, 2020

/s/ BRETT H. BARTH
Brett H. Barth	Director	March 24, 2020

/s/ KATHERINE E. DIETZE
Katherine E. Dietze	Director	March 24, 2020

/s/ STEVEN KOTLER
Steven Kotler	Director	March 24, 2020

/s/ LAWRENCE E. LEIBOWITZ
Lawrence E. Leibowitz	Director	March 24, 2020

/s/ JEROME S. MARKOWITZ
Jerome S. Markowitz	Director	March 24, 2020

/s/ JACK H. NUSBAUM
Jack H. Nusbaum	Director	March 24, 2020

/s/ MARGARET L. POSTER
Margaret L. Poster	Director	March 24, 2020

/s/ DOUGLAS A. REDIKER
Douglas A. Rediker	Director	March 24, 2020

Exhibit Index

Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Starboard Value A LP Audited Financial Statements (filed herewith).

1