Form 10-K/A
period 2019-12-31
COWEN INC.
filed 2020-04-29
CIK 1466538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The aggregate market value of Class A common stock held by non-affiliates of the registrant on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the Class A common stock on the NASDAQ Global Market on that date was $488,181,217.

As of April 28, 2020 there were 27,688,071 shares of the registrant’s Class A common stock outstanding.

Explanatory Note

Cowen Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”) to provide additional information required by Part III, because the definitive proxy statement for our 2020 Annual Meeting of Stockholders will not be filed within 120 days after the end of our 2019 fiscal year. This Amendment No. 2 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosure contained in Part I or Part II. Part IV is being amended solely to add new certifications in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS OF THE COMPANY

The number of directors currently serving on our Board of Directors is ten. The members of our Board of Directors are elected to serve a one-year term.

Set forth below is biographical information for each of the members of our Board of Directors. All ages are as of April 28, 2020.

Jeffrey M. Solomon.   Age 54. Jeffrey Solomon is Chairman of the Board and Chief Executive Officer of the Company and Chief Executive Officer of Cowen and Company, LLC (“Cowen and Company”), and was appointed a director of Cowen in December 2011. Mr. Solomon served as President of the Company prior to his appointment as Chief Executive Officer on December 27, 2017. Mr. Solomon serves as a member of the Management Committee of Cowen. Previously, Mr. Solomon served as Cowen’s Chief Operating Officer and Head of Investment Banking at Cowen and Company. Mr. Solomon joined Ramius, Cowen’s investment management division, when it was founded in 1994 and was responsible for the development, management and oversight of a number of the investment strategies employed by Ramius. From 1991 to 1994, Mr. Solomon was at Republic New York Securities Corporation, or Republic, the brokerage affiliate of Republic National Bank, now part of the HSBC Group, where he was the firm’s Chief Administrative Officer. Prior to Republic, Mr. Solomon was in the Mergers and Acquisitions Group at Shearson Lehman Brothers. Currently, Mr. Solomon is a Director of NuGo Nutrition, the manufacturer of NuGo Nutrition Bars. Mr. Solomon is also co-chair of the Equity Capital Formation Task Force, a group composed of individuals from across the country’s startup and small-capitalization company ecosystems advocating for market structure reform to encourage job creation and growth. Mr. Solomon graduated from the University of Pennsylvania in 1988 with a B.A. in Economics. Mr. Solomon provides the board with institutional knowledge of all aspects of the Company’s businesses and, as Chief Executive Officer, he is able to provide in-depth knowledge of the Company’s business and affairs, management’s perspective on those matters and an avenue of communication between the Board and senior management.

Brett H. Barth. Age 48. Mr. Barth was elected to our Board on June 26, 2018. Mr. Barth co-founded BBR Partners in 2000 and is a Managing Partner, co-managing the firm and overseeing BBR’s investment approach and implementation. He has extensive experience vetting investment opportunities across the asset class spectrum and through a range of market environments, working with both traditional and alternative investment managers. Mr. Barth is also a member of BBR’s Executive Committee and Investment Committee. Prior to founding BBR, Mr. Barth was in the Equities Division of Goldman Sachs. Previously, he served in Goldman’s Equity Capital Markets groups in New York and Hong Kong. He began his career in Goldman Sachs’ Corporate Finance Department. Mr. Barth is a trustee of the University of Pennsylvania as well as a member of the Board of Overseers of the Graduate School of Education. He previously served as both the Chair of the Penn Fund, the University of Pennsylvania’s undergraduate annual giving program, and as the Inaugural Chair of the Undergraduate Financial Aid Leadership Council. Mr. Barth is a member of the board and executive committee of the UJA-Federation of New York, he co-chairs the Annual Campaign and he serves on the endowment’s Investment Committee. Mr. Barth was awarded the Alan C. Greenberg Young Leadership Award by UJA-Federation of New York, Wall Street & Financial Services Division. Mr. Barth graduated summa cum laude with concentrations in Finance and Accounting from the Wharton School of the University of Pennsylvania. Mr. Barth provides the Board with extensive investment and wealth management expertise.

Katherine E. Dietze.   Age 62. Ms. Dietze was appointed to our Board in June 2011 upon the completion of Cowen’s acquisition of LaBranche & Co., Inc., or LaBranche. Ms. Dietze was a member of LaBranche’s board of directors since January 2007. Ms. Dietze served as the Audit Committee Chair at LaBranche. Ms. Dietze spent over 20 years in the financial services industry prior to her retirement in 2005. From 2003 to 2005, Ms. Dietze was Global Chief Operating Officer for the Investment Banking Division of Credit Suisse First Boston. From 1996 to 2003, she was a Managing Director in Credit Suisse First Boston’s Telecommunications Group. Prior to that, Ms. Dietze was a Managing Director and Co-Head of the Telecommunications Group in Salomon Brothers Inc’s Investment Banking Division. Ms. Dietze began her career at Merrill Lynch Money Markets after which she moved to Salomon Brothers Inc. to work on money market products and later became a member of the Investment Banking Division. Ms. Dietze is a director, a member of the Governance Committee and Chair of the Finance Committee of Matthews International Corporation (MATW), a designer, manufacturer and marketer of memorialization products and brand solutions. Ms. Dietze was a member of the Board of Trustees for Liberty Property Trust, which was purchased this past February by Prologis. Ms. Dietze holds a B.A. from Brown University and an M.B.A. from Columbia Graduate School of Business. Ms. Dietze provides the Board with extensive experience in Investment Banking management and corporate governance expertise as a public company director.

Gregg A. Gonsalves. Age 52. Mr. Gonsalves was appointed to our Board in April 2020. Mr. Gonsalves has been an advisory partner with Integrated Capital LLC, a leading, hotel-focused, private real estate advisory and investment firm since 2013. Prior to joining Integrated Capital, Mr. Gonsalves was a managing director at Goldman Sachs and was the partner responsible for the Real Estate Mergers & Acquisition business. In his 20-year career at Goldman Sachs, Mr. Gonsalves completed over 50 M&A transactions worth approximately $100 billion in deal value, working with a variety of companies in a wide range of industries. Mr. Gonsalves serves on the Board of Directors of Cedar Realty Trust, a publicly-traded retail REIT, and is on the Board of POP Tracker LLC, a private company focused on providing proof of performance to the out-of-home advertising industry.  He began his career as a sales engineer at Mobil Oil Corporation from 1989 to 1991. Mr. Gonsalves received a B.S. from Columbia University and received an M.B.A. from Harvard Business School. Mr. Gonsalves is presently chairman of the board of directors of the Jackie Robinson Foundation, where he has served as a board member for approximately the past ten years. Mr. Gonsalves provides the Board with extensive investment banking and real estate investment experience.

Steven Kotler.   Age 73. Mr. Kotler was elected to our Board on June 7, 2010. Mr. Kotler currently serves as Vice Chairman of the private equity firm Gilbert Global Equity Partners, which he joined in 2000. Prior to joining Gilbert Global, Mr. Kotler, for 25 years, was with the investment banking firm of Schroder & Co. and its predecessor firm, Wertheim & Co., where he served in various executive capacities including President & Chief Executive Officer, and Group Managing Director and Global Head of Investment and Merchant Banking. Mr. Kotler is a director of CPM Holdings, an international agricultural process equipment company; and Co-Chairman of Birch Grove Capital, an asset management firm. Mr. Kotler is a member of the Council on Foreign Relations; and, from 1999 to 2002, was Council President of The Woodrow Wilson International Center for Scholars. Mr. Kotler has previously served as a Governor of the American Stock Exchange, The New York City Partnership and Chamber of Commerce’s Infrastructure and Housing Task Force, The Board of Trustees of Columbia Preparatory School; and, the Board of Overseers of the California Institute of the Arts. Mr. Kotler also previously served as a director of Cowen Holdings from September 2006 until June 2007. Mr. Kotler provides the Board with extensive experience in leading an international financial institution and expertise in private equity.

Lawrence E. Leibowitz. Age 60. Mr. Leibowitz was elected to our Board on June 26, 2018. Mr. Leibowitz is the President and board member of Crux Informatics, a data operations service that adopts data supply chains, ensuring they mature into cohesive, stable, and performant systems. Mr. Leibowitz has served as Crux’s President and a member of its board since October 2017. Crux’s features include data management platforms, professional services, and a global data supplier network. Mr. Leibowitz formerly served as Interim CEO of Incapture Technologies from September 2014 to October 2017. Mr. Leibowitz has thirty years of experience as a finance and technology entrepreneur. Most recently, Mr. Leibowitz served as Chief Operating Officer, Head of Global Equities Listing & Trading and as a Member of the board of directors of NYSE Euronext, holding such positions from 2007 to 2013. Prior to that, Mr. Leibowitz served as Chief Operating Officer of Americas Equities at UBS, Co-Head of Schwab Soundview Capital Markets, and Chief Executive Officer of Redibook. Mr. Leibowitz was a founding partner at Bunker Capital and Head of Quantitative Trading and Equities technology at CS First Boston. Mr. Leibowitz provides the Board with extensive capital markets knowledge, including trading microstructure, regulation, asset management and quantitative methods.

Jerome S. Markowitz.   Age 80. Mr. Markowitz serves as Lead Director and has served as a member of our Board since November 2009. Mr. Markowitz was a Senior Partner at Conifer Securities LLC, a boutique servicing the operational needs of investment managers, from 2006 through May 2011. From 1998 to 2006, Mr. Markowitz was actively involved in managing a private investment portfolio. Prior to 1998, Mr. Markowitz was Managing Director and a member of the executive committee at Montgomery Securities and was responsible for starting their private client, high yield, equity derivatives and prime brokerage divisions. Prior to joining Montgomery, Mr. Markowitz was a Managing Director of L.F. Rothschild’s Institutional Equity Department. Mr. Markowitz is a director and serves on the investment committee of Market Axess Inc., and also formerly served on the advisory board of Thomas Weisel Partners Group, Inc. Mr. Markowitz provides the Board with extensive experience in asset management and investment banking, as well as experience as a public company director.

Jack H. Nusbaum.   Age 79. Mr. Nusbaum has served as a member of our Board since November 2009. Mr. Nusbaum is a Senior Partner of the New York law firm of Willkie Farr & Gallagher LLP. Mr. Nusbaum served as the firm’s Chairman from 1987 through 2009 and has been a partner in that firm for more than forty-five years. Willkie Farr & Gallagher LLP is outside counsel to Cowen. Mr. Nusbaum is also a director of W. R. Berkley Corporation. Mr. Nusbaum provides the Board with experience as senior management of an international law firm and provides extensive legal and corporate governance expertise.

Margaret L. Poster. Age 68. Ms. Poster was appointed to our Board in April 2019. Ms. Poster served as Chief Operating Officer and Managing Director of Willkie Far & Gallagher LLP from 1991 through 2018. Ms. Poster is a Director of Generation Citizen, serves as the Chair of the Finance Committee and Audit Committee and has served as a member of the Generation Citizen’s Executive Committee and Strategic Planning Committee. Ms. Poster previously served as President of Workbench, Inc., Chief Financial Officer of Barnes & Noble Bookstores Inc. and Chief Financial Officer of the Jewelry & Sporting Good Division at W.R. Grace & Co. Ms. Poster began her career as an auditor at PricewaterhouseCoopers LLP. Ms. Poster is a certified public accountant and received a Masters of Business Administration from Harvard Business School. Ms. Poster provides the Board with comprehensive operating and public accounting experience.

Douglas A. Rediker.   Age 60. Mr. Rediker was appointed to our Board in April 2015. Mr. Rediker is the Executive Chairman of International Capital Strategies, LLC, a policy and markets advisory boutique based in Washington, D.C. Until 2012, he was a member of the Executive Board of the International Monetary Fund representing the United States. He has held senior and visiting fellowships at Brookings, the Peterson Institute for International Economics and at the New America Foundation. He has written extensively and testified before Congress on the subject of state capitalism, global finance, Sovereign Wealth Funds and other issues surrounding the relationship between international economic policy, financial markets, global capital flows and foreign policy. Mr. Rediker previously served as a senior investment banker and private equity investor for a number of investment banks, including Salomon Brothers, Merrill Lynch and Lehman Brothers. Mr. Rediker began his career as an attorney with Skadden Arps in New York and Washington, D.C. Mr. Rediker’s experience on global macro issues provides the Board with expertise relating to capital markets, the economy and global governance.

EXECUTIVE OFFICERS OF THE COMPANY

Biographies of the current executive officers of the Company are set forth below, excluding Mr. Solomon’s biography, which is included under “Directors of the Company” above. Each executive officer serves at the discretion of the Board.

John Holmes.   Age 56. Mr. Holmes serves as Chief Operating Officer and serves as a member of the Management Committee of Cowen. Mr. Holmes previously served as the Company’s Chief Administrative Officer and was appointed an executive officer in May 2013. Mr. Holmes was the Head of Technology and Operations at Cowen following the merger between Cowen and Company and Ramius. Mr. Holmes joined Ramius in June 2006 as Global Head of Operations. Prior to joining Ramius, Mr. Holmes was Global Head of the Equity Product Team at Bank of America Securities. Mr. Holmes has also held senior operations management positions at Deutsche Bank, Credit Lyonnais and Kidder Peabody. His experience includes treasury, foreign exchange, equity, fixed income & derivative operations. Mr. Holmes is NASD licensed as a General Securities Representative, General Securities Principal and a Financial & Operations Principal.

Stephen A. Lasota.   Age 57. Mr. Lasota serves as Chief Financial Officer of Cowen and serves as a member of the Management Committee of Cowen. Mr. Lasota was appointed Chief Financial Officer in November 2009. Prior to the consummation of the business combination of Cowen Holdings and Ramius in November 2009, Mr. Lasota was the Chief Financial Officer of Ramius LLC and a Managing Director of the Company. Mr. Lasota began working at Ramius in November 2004 as the Director of Tax and was appointed Chief Financial Officer in May 2007. Prior to joining Ramius, Mr. Lasota was a Senior Manager at PricewaterhouseCoopers LLP.

Owen S. Littman.   Age 47. Mr. Littman serves as General Counsel and Secretary of Cowen and serves as a member of the Management Committee of Cowen. Mr. Littman was appointed General Counsel and Secretary in July 2010. Following the consummation of the business combination of Cowen Holdings and Ramius in November 2009, Mr. Littman was appointed Deputy General Counsel, Assistant Secretary and Managing Director of Cowen and General Counsel and Secretary of Ramius LLC. Mr. Littman began working at Ramius in October 2005 as its senior transactional attorney and was appointed General Counsel in February 2009. Prior to joining Ramius, Mr. Littman was an associate in the Business and Finance Department of Morgan, Lewis & Bockius LLP.

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

The current members of our Audit Committee are Ms. Dietze (Chairperson), Mr. Kotler and Ms. Poster. The Board has determined that Ms. Poster is an “audit committee financial expert” as defined by applicable SEC rules.

Item 11: Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

In addition to performing the roles and responsibilities described under “Committees of the Board — Compensation Committee” above, our Compensation Committee, which is composed entirely of independent directors, determined the 2019 compensation of our named executive officers:

•	Jeffrey M. Solomon, Chairman of the Board and Chief Executive Officer

•	Stephen A. Lasota, Chief Financial Officer

•	John Holmes, Chief Operating Officer

•	Owen S. Littman, General Counsel and Secretary

Executive Summary

The following is an executive summary of our executive officer compensation program.

Business Overview

Cowen Inc., a Delaware corporation formed in 2009, is a diversified financial services firm that, together with its consolidated subsidiaries (collectively, “Cowen” or the “Company”), provides investment banking, research, sales and trading, prime brokerage, global clearing, commission management services and investment management through its two business segments: the Operating Company (“Op Co”) and the Asset Company (“Asset Co”).

Operating Company

The Op Co segment consists of four divisions: the Cowen Investment Management (“CIM”) division, the Investment Banking division, the Markets division and the Research division. The Company refers to the Investment Banking division, the Markets division and the Research division collectively as its investment banking businesses. Op Co’s CIM division includes advisers to investment funds (including private equity structures and privately placed hedge funds), and registered funds. Op Co’s investment banking businesses offer industry focused investment banking for growth-oriented companies including advisory and global capital markets origination, domain knowledge-driven research, sales and trading platforms for institutional investors, global clearing, commission management services and also a comprehensive suite of prime brokerage services.

The CIM division is the Company’s investment management business, which operates primarily under the Cowen Investment Management name. CIM offers innovative investment products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been registered with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) since 1997. The Company’s investment management business offers investors access to a number of strategies to meet their specific needs including private healthcare investing, private sustainable investing, healthcare royalties, activism and merger arbitrage. A portion of the Company’s capital is invested alongside the Company’s investment management clients. The Company has also invested some of its capital in its reinsurance businesses.

Op Co’s investment banking businesses include investment banking, research, sales and trading, prime brokerage, global clearing and commission management services provided primarily to companies and institutional investor clients. Sectors covered by Op Co’s investment banking business include healthcare, technology, media and telecommunications, consumer, industrials, information and technology services, and energy. We provide research and brokerage services to over 6,000 domestic and international clients seeking to trade securities and other financial instruments, principally in our sectors. The investment banking businesses also offer a full-service suite of introduced prime brokerage services targeting emerging private fund managers. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies. From time to time, the Company invests in private capital raising transactions of its investment banking clients.

Asset Company

The Asset Co segment consists of the Company’s private investments, private real estate investments and other legacy investment strategies. The focus of Asset Co is to drive future monetization of the invested capital of the segment.

2019 Performance Overview

•	2019 Economic Income revenue increased 4% to a record $944.8 million compared to $909.5 million in 2018.

•	Record 2019 investment banking revenues of $352.2 million were up 7% due to higher equities and debt capital markets activity.

•	2019 brokerage revenues were down 3% compared to a market-wide trading drop of 4%. Securities finance, derivatives and special situations trading all posted strong year-over-year revenue growth.

•	2019 management fees of $45.7 million were down 7% year-over-year due to exits from non-core investment strategies during 2019.

•	Incentive income rose 95% to $46.2 million in 2019 due to higher performance fees in the healthcare and activist investment strategies.

•	2019 compensation and benefits costs were $537.5 million compared to $509.6 million in 2018. The increase was due to higher 2019 revenues as well as additional hires, which resulted in a higher compensation and benefits accrual. The 2019 compensation-to-revenue ratio was 56.9%, up from 56.0% in the prior year.

•	Economic Operating Income, which represents Economic Income attributable to common stockholders before depreciation and amortization, was $69.1 million in 2019 versus $80.9 million in 2018.

•	As of December 31, 2019, the Company had assets under management of $11.4 billion, an increase of $1.0 billion from December 31, 2018.

•	On January 3, 2019, the Company completed the acquisition of Quarton International, a leading middle-market financial advisory firm, expanding the Company’s advisory business and creating a global, cross-border investment banking platform with significant scale.

Please refer to the Company’s Segment Reporting Note in its financial statements included on pages F-72 to F-77 of its Form 10-K for the year ended December 31, 2019, as filed with the SEC, for reconciliations of the non-GAAP financial measures above to their most directly comparable GAAP measures.

Advisory Vote on Executive Compensation and Stockholder Engagement

The Compensation Committee believes that our executive compensation programs are effective in driving our pay-for-performance philosophy. At our 2019 annual meeting of stockholders, over 90% of shares voted (excluding broker non-votes) were in favor of the compensation of our named executive officers as disclosed in the proxy statement for the 2019 annual meeting of stockholders. The Compensation Committee considered the results of the vote to be an endorsement of the Company’s response to its continued stockholder outreach and evolving compensation practices, as described in more detail below.

Stockholder Outreach

Since 2014, we have engaged in stockholder outreach efforts regarding our compensation program. In an effort to continue to better understand our investors’ perspective and thoughts regarding our executive compensation program, a team of our senior management, including our Chief Financial Officer and General Counsel, engaged in a stockholder outreach initiative in early 2020. As part of our 2020 outreach, we contacted 18 stockholders, including some of our largest stockholders, who we believe collectively hold approximately 60% of our outstanding Class A common stock, which represents in excess of 80% of our outside stockholder base.

Starting in 2015, some of our stockholders raised concerns over the evergreen nature of our 2010 Equity and Incentive Plan (the “2010 Plan”).  We have continued to hear that concern from stockholders during our subsequent stockholder outreach efforts. In 2020, stockholders have expressed support for compensation decisions being reflective of the market environment and being based upon financial metrics including earnings and return on equity. The 2010 Plan expires in June 2020.  The Company plans to present a new equity and incentive plan for approval by our stockholders at the 2020 Annual Meeting of Stockholders.  Our stockholders have generally expressed support for our compensation philosophy and the components of our compensation, in particular, including the fact that a significant portion of named executive officer compensation is stock-based and that our stock-based awards have significant vesting periods.

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

What We Heard from Stockholders		Action Taken by the Compensation Committee
•	Concerns over the evergreen nature of the 2010 Plan.	•	After careful review, decided to retain the evergreen provision of the 2010 Plan (expires in 2020) to support incentive and retention needs for the business.
		•	The Company plans to present a new equity and incentive plan for stockholder approval at its 2020 Annual Meeting of Stockholders. The new equity and incentive plan will not have an evergreen provision.
•	A portion of executive compensation should be performance-based.	•	As of April 2015, eliminated minimum bonus guarantees for all named executive officers.
		•	Approved the issuance of performance share awards, or PSAs, to our named executive officers in 2016 as a component of 2015 year-end compensation. Additional PSAs were awarded to our named executive officers in April of 2019 and we intend to award PSAs to our named executive officers in the second quarter of 2020.
•	No concern over the absolute amounts of compensation awarded to any of our named executive officers or the manner in which compensation is allocated.	•	Continued to deliver compensation consistent with our compensation philosophy, the Compensation Committee’s evaluation of Company and individual performance and industry norms.
		•	Continued to deliver a significant portion of total compensation as stock-based awards subject to long-term vesting conditions.
•	Support for our compensation governance practices.	•	In March 2015, adopted stock ownership and retention guidelines for executive officers.
		•	In March 2015, implemented a clawback policy for executive officers with respect to cash and equity performance-based compensation and annual bonus compensation paid under the Company’s equity and incentive plans.
		•	Adopted an annual (rather than triennial) say-on-pay vote in 2017.

Key Features of Our Executive Compensation Program

What We Do		What We Don’t Do
•	We pay for performance through a careful year-end review of financial results and individual performance	•	We do not pay dividend equivalents on unvested RSUs or PSAs

•	We consider peer groups in establishing compensation	•	We do not pay tax gross-ups on our limited perquisites

•	Meaningful annual equity awards are granted in lieu of — not in addition to — annual cash incentives	•	We do not provide “single-trigger” equity vesting in the event of a change in control

•	We introduced PSAs as a component of executive officer compensation in 2016.	•	We do not provide golden parachute excise tax gross-ups

•	We granted PSAs to executive officers in April 2019. The PSAs are earned based on forward-looking performance metrics that consider long-term performance from 2019 through 2021.	•	We do not provide minimum guaranteed bonuses to our executive officers

•	We intend to grant PSAs to executive officers in the second quarter of 2020.

•	We have implemented stock ownership guidelines for our directors and executive officers

•	We have double-trigger equity vesting in the event of a change in control

•	We require our executive officers to comply with reasonable restrictive covenants

•	We subject our deferred bonus awards to executive officers to a clawback policy

•	We seek to maintain a conservative compensation risk profile

•	The Compensation Committee retains an independent compensation consultant

•	We have an anti-hedging policy, and, during 2019, all executive officers were in compliance with this policy

Compensation Philosophy and Objectives

Our compensation programs, including compensation of our named executive officers, are designed to achieve three objectives:

•	Pay for Performance. A significant portion of the total compensation paid to each named executive officer is variable. Approximately 70% of our Chief Executive Officer’s compensation, approximately 30% of our Chief Financial Officer, Chief Operating Officer, and General Counsel’s compensation, in respect of 2019, was paid in deferred cash and equity, excluding long-term incentive compensation awards. The amount of compensation paid is determined based on: (i) the performance of the Company on an absolute basis through a comparison of our results to competitor firms; (ii) an evaluation of each named executive officer’s contribution to the Company; and (iii) his performance against individualized qualitative goals.

•	Annual Compensation Reflects an Informed Review of Annual Results and Judgment of the Committee. The Committee considers a number of factors in its pay determinations. Given the volatility and constantly changing dynamics of the markets, we believe that it makes more sense for our business to primarily determine compensation after year-end by making a careful evaluation of the business rather than establishing formulaic pre-set goals at the start of the year. An after-the-fact review of performance allows the Company and Compensation Committee to consider the quality of earnings, the combination of absolute and relative performance, organic versus non-organic sources of revenues and profits, and collaboration between our various lines of business. A pre-set formula would not allow us to fully evaluate performance and might result in negative unintended consequences for the business and the stockholders. Final compensation determinations are made at the discretion of the Committee. We believe this discretionary approach to compensation is consistent with common market practice in the financial services sector for these same reasons. Further, although the size of the incentive compensation award is based on current fiscal year results, a portion of it is delivered in the form of RSUs that vest over time to encourage retention and further link executive pay with longer-term stock performance.

•	Align Executive Officers’ Interests with Stockholders’ Interests. Our Compensation Committee reviews each executive officer’s performance as well as the Company’s financial results in the context of the market environment when determining year-end, performance-related compensation. In addition, our Compensation Committee evaluated the Company’s performance compared to the performance of its peers and also considered an analysis of competitive compensation levels of executive officers at the Company’s peer firms that was conducted by Pay Governance LLC, the independent compensation consultant to the Compensation Committee. Our Compensation Committee believes year-end, performance-related compensation should be delivered in a combination of short-term and long-term instruments. We believe that deferred cash, equity and equity-related instruments align the interests of our executive officers with those of our stockholders and ensure that our executive officers are focused on the long-term performance of the Company. In connection with fiscal 2019 bonus payments, Messrs. Solomon, Lasota, Holmes and Littman received a portion of their bonus in cash, a portion in deferred equity and a portion in deferred cash, in each case subject to service-based vesting requirements of approximately 4.5 years. The Compensation Committee believes that the payment of a significant portion of an employee’s compensation in the form of equity and deferred cash properly aligns the employee’s interests with those of the Company’s stockholders and effectively mitigates any risks associated with the Company’s compensation practices. Excluding long-term incentive compensation awards, approximately 70% of our Chief Executive Officer’s compensation, approximately 30% of our Chief Financial Officer, Chief Operating Officer, and General Counsel’s compensation, in all cases in respect of 2019, was paid in deferred cash and equity.

•	Recruiting and Retention. We operate in an intensely competitive industry, and we believe that our success is closely related to our recruiting and retention of highly talented employees and a strong management team. We try to keep our compensation program generally competitive with industry practices so that we can continue to recruit and retain talented executive officers and employees.

Determination of Named Executive Officer Compensation for 2019

At meetings held on December 16, 2019, January 16, 2020 and February 10, 2020 and numerous executive sessions following these meetings, the Compensation Committee considered and discussed management’s compensation recommendations for our named executive officers, and the Compensation Committee approved management’s recommendations. In determining the annual bonus compensation and long-term incentive compensation payable to each of our named executive officers for 2019, the Compensation Committee reviewed and considered the financial performance of the Company as a whole and each individual business unit compared to 2018 and the Company’s compensation to revenue ratio. For the year ended December 31, 2019, the Company’s compensation to revenue ratio was 56.9%, which the Compensation Committee viewed as reasonable given the performance of the Company during 2019. The Compensation Committee also considered each named executive officer’s contributions to the Company’s growth initiatives in 2019; historical compensation information for each named executive officer; the Company’s desire to retain and incentivize its named executive officers; the recommendations of Mr. Solomon, our Chief Executive Officer regarding total compensation of our named executive officers (other than the Chief Executive Officer); the financial performance of the Company during 2019 compared to comparable public companies and other companies in the securities industry; a review of public filings and other market data regarding total compensation paid by certain peer investment banks and asset management companies; and base salary, cash bonus, equity awards and all other compensation paid by the compensation peer group.

The Compensation Committee considered the following achievements in 2019 when making its determination of named executive officer compensation:

•	2019 Economic Income revenue increased 4% to a record $944.8 million compared to $909.5 million in 2018.

•	Record 2019 investment banking revenues of $352.2 million were up 7% due to higher equities and debt capital markets activity.

•	2019 brokerage revenues were down 3% compared to a market-wide trading drop of 4%. Securities finance, derivatives and special situations trading all posted strong year-over-year revenue growth.

•	2019 management fees of $45.7 million were down 7% year-over-year due to exits from non-core investment strategies during 2019.

•	Incentive income rose 95% to $46.2 million in 2019 due to higher performance fees in the healthcare and activist investment strategies.

•	The Company made significant progress integrating Quarton International, a leading middle-market financial advisory firm acquired in January 2019.

•	The Company continued to improve revenue diversification in its investment banking business.

•	The Company positioned the investment management platform towards strategies that are salable, scalable and reflect Cowen’s DNA, such as the private healthcare investment management strategy and the sustainable investments strategy.

•	The Company exited certain non-core investment strategies, included the real estate business and long/short strategies in the investment management business.

Please refer to the Company’s Segment Reporting Note in its financial statements included on pages F-72 to F-77 of its Form 10-K for the year ended December 31, 2019, as filed with the SEC, for reconciliations of the non-GAAP financial measures above to their most directly comparable GAAP measures.

The Compensation Committee also considered the following individual factors in the determinations made for each named executive officer in 2019:

•	Jeffrey Solomon. Mr. Solomon’s compensation reflected his significant contributions regarding the continued enhancement and growth of the Company’s business. Economic income revenue increased in 2019 compared to 2018 and Mr. Solomon played a leading role in diversifying the Company’s revenues through product and industry diversification. Mr. Solomon also played a key role in improving the Company’s capital allocation process and in managing the Company’s balance sheet investments to reduce volatility.

•	John Holmes. Mr. Holmes’s compensation reflected significant contributions related to the continued enhancement of the Company’s procedures relating to operational risk oversight and management of fixed and variable expenses across the Company. Mr. Holmes oversaw enhanced infrastructure implementation and upgrades. Mr. Holmes played a leading role in the integration of the Quarton International business. Mr. Holmes also played a significant role in managing the Company’s business operations.

•	Stephen Lasota. Mr. Lasota’s compensation reflected significant contributions related to the continued enhancement of the Company’s financial reporting. Mr. Lasota played a leading role in increasing the Company’s access to liquidity and obtaining the Company’s first investment grade credit rating. Mr. Lasota played a leading role in the financing transactions completed by the Company in 2019. Mr. Lasota also played a significant role in managing the Company’s business operations.

•	Owen Littman. Mr. Littman’s compensation reflected significant contributions related to the continued enhancement of the Company’s compliance structure, management of the Company’s outstanding litigation and regulatory matters as well as his focus on the Company’s legal disclosure and corporate governance procedures. Mr. Littman played a leading role in negotiating the terms of the transactions, including the financings completed by the Company in 2019. Mr. Littman also played a significant role in managing the Company’s business operations.

The Compensation Committee approved discretionary annual bonuses for each of our named executive officers after review and consideration of the above factors.

After determining the aggregate cash values of annual bonuses payable to each of our named executive officers in respect of fiscal 2019, the Compensation Committee considered the percentage of the annual bonus compensation that each of our named executive officers would receive in the form of deferred awards. Jeffrey Solomon, our Chief Executive Officer, developed a proposal for the allocation of annual bonus compensation among the cash, deferred cash and equity components for Messrs. Holmes, Lasota and Littman. The Compensation Committee discussed and ultimately approved the proposal and established an allocation for Mr. Solomon. Excluding long-term incentive compensation awards, approximately 70% of our Chief Executive Officer’s compensation, approximately 30% of our Chief Financial Officer, Chief Operating Officer, General Counsel’s compensation, in all cases in respect of 2019, was paid in deferred cash and equity.

To eliminate the impact that a short-term significant price change in the market value of our Class A common stock may have on the number of RSUs that are intended to be delivered to an employee, the Compensation Committee approved valuing the RSUs using the volume-weighted average price for the 30 trading days ended January 17, 2020, which equaled $16.16 per share. Deferred cash and RSUs relating to fiscal 2019 annual bonuses were awarded to our named executive officers in February 2020. RSUs will vest with respect to 12.5% on December 1, 2020, 12.5% on September 1, 2021, 25% on September 1, 2022, 25% on September 1, 2023 and 25% on September 1, 2024. Deferred cash awards will vest with respect to 12.5% on November 15, 2020, 12.5% on August 15, 2021, 25% on August 15, 2022, 25% on August 15, 2023 and 25% on August 15, 2024.

The Company plans to grant PSA awards to the named executive officers in the second quarter of 2020.

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

Compensation Program and Payments

The Company’s compensation program and payments for its executive officers includes base salary, annual bonus compensation and long term incentive compensation.

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

In 2019 Mr. Solomon received a base salary of $950,000 and each of Messrs. Lasota, Holmes and Littman received a base salary of  $700,000. Mr. Solomon’s base salary was increased to $1,000,000 effective as of January 1, 2020.

Annual Bonus Compensation

A significant portion of total compensation our named executive officers are eligible to receive is in the form of an annual bonus. Annual bonuses are determined based on an informed judgment with final amounts determined at the discretion of the Committee. This is consistent with our view that a significant portion of compensation paid is to be based on the performance of the Company and of each named executive officer. Given the volatility and constantly changing dynamics of the markets, we believe that it makes more sense for our business to determine compensation after year-end by making a careful evaluation of the business rather than establishing formulaic pre-set goals at the start of the year. We also believe this discretionary approach to compensation is consistent with common market practice in the financial services sector. The annual bonus is paid partially in cash and partially in deferred cash and equity. The deferred components of the annual bonus are paid in lieu of, not in addition to, a cash payment and are subject to service-based vesting conditions of approximately 4.5 years. The Compensation Committee believes that the practice of paying a portion of each named executive officer’s annual bonus in the form of deferred awards is consistent with compensation practices at our peer companies and is a useful tool to continue aligning the long-term interests of our named executive officers with the interests of our stockholders.

In 2019, Mr. Solomon received an annual bonus of $6,550,000, consisting of a cash bonus of $1,300,000, a deferred equity award of $2,100,000 and a deferred cash award of $3,150,000. In 2019, Mr. Lasota received an annual bonus of $2,000,000, consisting of a cash bonus of $1,212,500, a deferred equity award of $315,000 and a deferred cash award of $472,500. In 2019, Mr. Holmes received an annual bonus of $2,100,000, consisting of a cash bonus of $1,247,500, a deferred equity award of $341,000 and a deferred cash award of $511,500. In 2019, Mr. Littman received an annual bonus of $2,000,000, consisting of a cash bonus of $1,212,500, a deferred equity award of $315,000 and a deferred cash award of $472,500.

Long-Term Incentive Compensation

Long-term incentive compensation includes PSAs granted in 2019 and expected to be granted in 2020. In 2019 the Company made long-term incentive grants of PSAs to the named executive officers, which cover performance periods through December 31, 2021.

2019 PSAs

In April 2019, the Company entered into a performance shares award agreement, or 2019 PSA Agreement, with each of our named executive officers. Under the terms of the 2019 PSA Agreement, each named executive officer was awarded PSAs, based on the attainment of certain performance metrics. Mr. Solomon received 56,000 2019 PSAs and each of Messrs. Lasota, Holmes and Littman received 35,000 2019 PSAs. With respect to Mr. Solomon, the Company provided Mr. Solomon with a letter of intent in 2019 committing to award 30,000 of the 2019 PSAs to Mr. Solomon in 2020. These 30,000 2019 PSAs were granted to Mr. Solomon in early 2020. The 2019 PSAs awarded are subject to a three-year performance period and are scheduled to vest on December 31, 2021. At the end of the performance period, the 2019 PSAs will be multiplied by an applicable percentage (set forth below) based on the Company’s AROCE.

2019 PSA Performance Metric Calculation

Economic Operating Income represents Economic Income before depreciation and amortization expenses.  This allows us to measure performance of the business without the effects of depreciation and amortization expenses that can vary period to period as a result of acquisitions.  As a result, we think this is a more appropriate measure to use for our performance share awards.  We set the target AROCE level by looking at our historical performance and forecasted future performance with the objective of improving the overall performance of the business to achieve an AROCE at or above 10% on a consistent basis.

AROCE will be calculated by (i) taking the sum of the Company’s Adjusted Economic Operating Income less the payment of dividends on the Company’s outstanding preferred stock during each of the fiscal years during the Performance Period divided by the Average Common Equity of the Company during of the each such fiscal year (with the average Common Equity for each fiscal year calculated by adding the Common Equity at the beginning of such fiscal year and the Common Equity at end of such fiscal year and dividing by two) and (ii) dividing the sum by three. For the purposes of calculating AROCE, Economic Operating Income means, with respect to each fiscal year during a performance period, the Company’s Economic Operating Income (as reported in the Company’s Annual Report on Form 10-K) as adjusted for the following: (i) expenses greater than one million dollars associated with strategic initiatives undertaken by the Company shall be amortized over a five year period as opposed to being expensed in the period in which they are incurred, (ii) adjustments resulting from changes in an existing, or application of a new, accounting principle that is not applied on a fully retrospective basis shall be excluded and (iii) other extraordinary items of income or loss may be excluded at the discretion of the Compensation Committee of the Board. At the end of the performance period, the PSAs will be multiplied by the percentages set forth below based on the Company’s AROCE with respect to such performance period:

AROCE Performance Scale

Performance Level*	AROCE	Payout Rate
Below Threshold	Below 8%	0% Payout
Threshold	8%	50% Payout
Target	10%	100% Payout
Above Target	12%	150% Payout
Maximum (capped)	Greater than 15%	200% Payout

*       Payout for performance between the Threshold and the Maximum will be interpolated

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

Compensation Consultant

The Compensation Committee exercised its sole authority pursuant to its charter to directly engage Pay Governance LLC. Pay Governance LLC was retained by the Compensation Committee to provide advice, analysis, and assessment of alternatives related to the amount and form of executive compensation. Pay Governance LLC reviewed certain Compensation Committee presentation materials (including the peer group data described below) during November and December 2019 and early 2020 at the request of the Compensation Committee. The Compensation Committee meets with Pay Governance LLC from time to time without management present.

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

Compensation Peer Group

The Compensation Committee, with the assistance of its independent compensation consultant, annually identifies a compensation peer group of firms with which we compete for executive talent. As a middle-market investment bank with material asset management operations, we believe there are few other companies that are directly comparable to Cowen. Our peer group includes investment banks with revenues and market capitalizations similar to ours as well as companies with significant asset management operations. In making compensation decisions for 2019, our Compensation Committee reviewed compensation information for similarly titled individuals at comparable companies gathered from public filings made in 2019 related to 2018 annual compensation and from subscriptions for other market data. In instances where an employee has responsibilities for both the investment banking and investment management businesses, both investment banking and investment management companies were utilized. At the request of the Compensation Committee, Pay Governance LLC provides the Compensation Committee with compensation data from other firms of similar size. For 2019, Pay Governance provided the Compensation Committee with peer group compensation data of B. Riley Financial, Evercore Partners Inc., Greenhill & Co., Inc., Houlihan Lokey, Inc., Jefferies Group, JMP Group, Lazard Ltd., Moelis & Company, Oppenheimer & Co. Inc., Piper Sandler Companies, PJT Partners, Raymond James Financial, and Stifel Financial Corp. The Compensation Committee believes that information regarding pay practices at comparable companies is useful in two respects. First, as discussed above, we recognize that our pay practices must be competitive in our marketplace. By understanding the compensation practices and levels of the Company’s peer group, we enhance our ability to attract and retain highly skilled and motivated executives, which is fundamental to the Company’s success. Second, this data is one of the many factors the Compensation Committee considers in assessing the reasonableness of compensation. Accordingly, the Compensation Committee reviewed trends among these peer firms and considered this data when determining named executive officers’ 2019 annual bonuses and other compensation, but did not utilize the peer firm compensation as a sole benchmark for determining executive compensation.

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

Clawback Policy

In March 2015, the Company adopted a clawback policy that allows the Company to recover incentive compensation from any executive officer if that executive officer engages in intentional misconduct that caused or contributed to a restatement of the Company’s financial results. In the event of a restatement, a committee consisting of the non-management members of the Board (the “Independent Director Committee”) will review the performance-based compensation and annual bonus compensation paid in the form of both cash and equity under the Company’s equity and incentive plans to any such executive (the “Awarded Compensation”). If the Independent Director Committee determines, in good faith, that the amount of such performance-based compensation or annual bonus actually paid or awarded to any such executive officer would have been a lower amount had it been calculated based on such restated financial statements (the “Actual Compensation”) then the Independent Director Committee shall, subject to certain exceptions, seek to recover for the benefit of the Company the after-tax portion of the difference between the Awarded Compensation and the Actual Compensation. The clawback policy does not apply to equity-based compensation granted before March 16, 2015.

Executive Officer Stock Ownership Guidelines

The Company adopted stock ownership guidelines on March 18, 2015 that require the Company’s executive officers to hold Company stock or RSUs within the later of the adoption of the policy or five years of being designated as an executive officer. All named executive officers are in compliance with the stock ownership guidelines, which are set forth below.

Chief Executive Officer	8x Base Salary	$8,000,000
Other Executive Officers	3x Base Salary	$2,100,000

Anti-Hedging Policy

In order to support alignment between the interests of stockholders and employees, the Company maintains an anti-hedging policy that prohibits the “short sale” of Company securities. The policy prohibits employees from trading in options, warrants, puts and calls or similar instruments on Company securities. We allow directors and executive officers to hold up to 50% of their Company stock in a margin account. During 2019, all named executive officers were in compliance with this policy.

Perquisites

The Company provides certain perquisites, including reimbursement of group term life and long-term disability insurance and tax and financial planning expenses to certain members of senior management, including Messrs. Solomon, Lasota and Holmes.

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

In general, Section 162(m) of the Code generally denies a publicly held corporation a deduction for federal income purposes for compensation in excess of $1 million per year paid to certain “covered employees.” As in prior years, the Compensation Committee will continue to take into account the tax and accounting implications (including with respect to the expected lack of deductibility under the revised Section 162(m)) when making compensation decisions, but reserves its right to make compensation decisions based on other factors as well if the Compensation Committee determines it is in its best interests to do so. The Compensation Committee may, from time to time, design programs that are intended to further our success, including by enabling us to continue to attract, retain, reward and motivate highly-qualified executives that may not be deductible as a result of the limitations on deductibility under Section 162(m).

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and has recommended to the Board the inclusion of the Compensation Discussion and Analysis in the Form 10-K and in the definitive proxy statement for our 2020 Annual Meeting of Stockholders.

Compensation Committee of the Board of Directors of Cowen Inc.

Brett H. Barth, Chair

Lawrence E. Leibowitz

Jerome S. Markowitz

Summary Compensation Table

The following table sets forth compensation information for our named executive officers in 2019.

Name & Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)		Total ($)
Jeffrey M. Solomon	2019	950,000	1,300,000	3,588,250	1,640,563	(3)	7,478,814
Chief Executive Officer	2018	950,000	1,875,000	1,053,481	1,210,376		5,088,857
	2017	950,000	725,000	839,377	874,205		3,388,582
Stephen A. Lasota	2019	700,000	1,212,500	854,236	353,358	(3)	3,120,094
Chief Financial Officer	2018	500,000	1,625,000	396,485	311,652		2,833,137
	2017	500,000	725,000	411,800	257,472		1,894,272
John Holmes	2019	700,000	1,247,500	926,630	361,137	(3)	3,235,267
Chief Operating Officer	2018	500,000	1,675,000	515,193	311,652		3,001,845
	2017	500,000	725,000	411,800	257,472		1,894,272
Owen S. Littman	2019	700,000	1,212,500	890,424	351,955	(3)	3,154,879
General Counsel and	2018	500,000	1,650,000	396,485	311,652		2,858,137
Secretary	2017	500,000	725,000	411,800	257,472		1,894,272

(1)	The amounts in this column reflect cash bonuses paid to the named executive officers in 2020 in respect of performance during the 2019 year.

(2)	The entries in the stock awards column reflect the aggregate grant date value of the RSU (including the deferred equity component of the 2019 annual bonus) and PSA awards granted in 2019 in connection with 2018 performance in accordance with FASB ASC 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The value of the PSA awards reflects the grant date value of the awards based on the target level of performance, which is less than the maximum possible value. The grant date value of the PSA awards assuming that the highest level of the applicable performance conditions will be achieved is $1,710,240 for Mr. Solomon and $1,068,900 for Messrs. Lasota, Holmes and Littman, respectively. For information on the valuation assumptions with respect to awards made, refer to the Company’s Share-Based Compensation and Employee Ownership Plans Note in its financial statements included in its Form 10-K for the year ended December 31, 2019, as filed with the SEC. With respect to Mr. Solomon, the Company provided Mr. Solomon with a letter of intent in 2019 committing to award 30,000 of the 2019 PSAs to Mr. Solomon in 2020. These 30,000 2019 PSAs were granted to Mr. Solomon in early 2020 and are reflected in the Stock Awards column for 2019.

(3)	Other compensation includes:

Other Compensation ($)	Jeffrey M. Solomon	Stephen A. Lasota	John Holmes	Owen S. Littman
Vested Deferred Cash Awards	1,579,213	346,163	357,746	351,955
Tax and Financial Planning	61,350	7,195	3,391	—

Grants of Plan-Based Awards

The following table provides information regarding grants of compensation-related, plan-based awards made to the named executive officers during fiscal year 2019. These awards are also included in the Summary Compensation Table above.

			Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number
	Grant Date	Corporate Action Date	Threshold (#)	Target (#)	Maximum (#)	of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock Awards ($)(3)
Jeffrey M. Solomon(4)	2/20/2019	1/9/2019				160,867	2,733,130
	4/1/2019	2/12/2019	23,000	56,000	112,0000		855,120
Stephen A. Lasota	2/20/2019	1/9/2019				18,822	319,786
	4/1/2019	2/12/2019	17,500	35,000	70,000		534,450
John Holmes	2/20/2019	1/9/2019				23,083	392,180
	4/1/2019	2/12/2019	17,500	35,000	70,000		534,450
Owen S. Littman	2/20/2019	1/9/2019				20,952	355,974
	4/1/2019	2/12/2019	17,500	35,000	70,000		534,450

(1)	The amounts reported in these columns represent Performance RSUs that are scheduled to vest in three tranches based on the attainment of AROE and relative TSR targets for the applicable performance period, subject to the named executive officer’s continued employment through the applicable vesting date. These columns represent the number of Performance RSUs that vest at threshold achievement, target achievement and maximum achievement of the performance metrics applicable to such awards. At or below the threshold performance level, no shares will be paid out. See “Compensation Discussion and Analysis—Long-Term Incentive Compensation” above for a detailed description of the Performance RSU program.

(2)	RSUs vest with respect to 12.5% on September 1, 2019, 12.5% on May 15, 2020, 25% on May 15, 2021, 25% on May 15, 2022 and 25% on May 15, 2023.

(3)	The entries in the “Grant Date Fair Value of Stock Awards” column reflect the aggregate grant date fair value of the awards granted in 2019 computed in accordance with FASB ASC 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The value of the PSA awards reflects the grant date value of the awards based on the target level of performance, which is less than the maximum possible value. The grant date value of the PSA awards assuming that the highest level of the applicable performance conditions will be achieved is $1,710,240 for Mr. Solomon and $1,068,900 for Messrs. Lasota, Holmes and Littman, respectively. For information on the valuation assumptions with respect to awards made, refer to the Company’s Share-Based Compensation and Employee Ownership Plans Note in its financial statements included in its Form 10-K for the year ended December 31, 2019, as filed with the SEC.

(4)	With respect to Mr. Solomon, the Company provided Mr. Solomon with a letter of intent in 2019 committing to award 30,000 of the 2019 PSAs to Mr. Solomon in 2020. These 30,000 2019 PSAs were granted to Mr. Solomon in early 2020 and were taken into account in the Stock Awards column of the Summary Compensation Table for 2019.

Narrative Disclosure Relating to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

In 2019, the Company was party to an employment agreement with Mr. Solomon, dated as of May 31, 2012, as amended on November 30, 2017, and employment agreements with Messrs. Holmes, Lasota and Littman, dated as of August 2, 2012, each as amended on April 24, 2015 (the “2019 Employment Agreements”). The 2019 Employment Agreements provide for the following material terms:

•	An initial term that expired April 30, 2016. Following the expiration of the initial term, the terms of the agreements automatically extend for successive one-year terms, unless either party elects not to extend the term.

•	A minimum annual base salary of $950,000 for Mr. Solomon and $450,000 for Messrs. Holmes, Lasota, and Littman. Each named executive officer is also eligible to receive an annual performance-based bonus as determined by the Compensation Committee. The 2019 Employment Agreements provide that the Company may pay all or a portion of any annual bonus in the form of restricted securities, other stock or security-based awards, deferred cash, or other deferred compensation. The 2019 Employment Agreements do not provide for a minimum annual bonus.

•	With respect to Mr. Solomon, his agreement provides that, if Mr. Solomon’s employment is terminated by us without cause (including a decision by us not to renew the employment agreement upon the expiration of the then-current term), by Mr. Solomon for good reason, or as a result of Mr. Solomon’s death or disability (as such terms are defined in the agreement), Mr. Solomon will, subject to his execution of a general release in our favor, be entitled to the following: (i) any unpaid annual bonus with respect to the previous completed fiscal year, (ii) a prorated annual bonus for the fiscal year of termination, calculated based on the average bonus paid for the two years immediately preceding the year of termination and the timing of such termination, (iii) in the case of a termination by us without cause or by Mr. Solomon for good reason only, a lump sum cash payment in an amount equal to two and one-half times the sum of his base salary and the average annual bonus paid for the two years immediately preceding his termination, provided that the payment under clause (iii) will not be less than $3,250,000 and not more than $5,000,000, (iv) immediate vesting of all equity awards and unvested deferred compensation, and (v) a cash payment equal to 24 months’ COBRA premiums. In the event that Mr. Solomon breaches the restrictive covenants described below following a termination of his employment, he will be required to repay any payments or benefits received in connection with such termination.

•	With respect to each of Messrs. Holmes, Lasota and Littman, each of their respective agreements provides that, if the applicable executive’s employment is terminated by us without cause (including a decision by us not to renew the employment agreement upon the expiration of the then-current term), by the executive for good reason, or as a result of the executive’s death or “disability” (as such terms are defined in the agreements), each executive will, subject to his execution of a general release in our favor, be entitled to the following: (i) any unpaid annual bonus with respect to the previous completed fiscal year, (ii) a prorated annual bonus for the fiscal year of termination, calculated based on the average bonus paid for the two years immediately preceding the year of termination and the timing of such termination, (iii) in the case of a termination by us without cause or by the executive for good reason only, a lump sum cash payment in an amount equal to one and one-half times the average amount of compensation reflected on the executive’s Form W-2 from the Company for the two years immediately preceding his termination, provided that the payment under clause (iii) will not be more than $1,500,000, and provided further, that if such termination occurs in connection with or following a change in control (as defined in the agreement), instead of the lump sum cash payment described above, the executive shall be entitled to a lump sum cash payment in an amount equal to two and one-half times the average amount of compensation reflected on the executive’s Form W-2 from the Company for the two years immediately preceding such termination, provided that such lump sum cash payment will not be more than $2,500,000, (iv) immediate vesting of all equity awards and unvested deferred compensation, and (v) a cash payment equal to 24 months’ COBRA premiums. In the event that the executive breaches the restrictive covenants described below following a termination of his employment, he will be required to repay any payments or benefits received in connection with such termination.

•	In the event that the executive retires after attaining age 57.5 (or age 55, in the case of Mr. Solomon) and provides the Company with at least 90 days’ advance notice, all outstanding equity awards and unvested deferred compensation then held by the executive will continue to vest in accordance with their terms as if the executive had continued to be an active employee of the Company, provided he does not engage in competitive activity at any time prior to the applicable vesting date and refrains from interfering with the Company’s employees and customers for 12 months following his retirement.

•	Customary confidentiality and invention assignment covenants, as well as an indefinite mutual non-disparagement covenant. In addition, these executives have agreed not to compete with, or solicit customers or employees of, the Company during the term of the employment agreement and for a period of 180 days for Mr. Solomon and 120 days for Messrs. Holmes, Lasota and Littman.

2020 Employment Agreements

On January 31, 2020, the Compensation Committee approved amended and restated employment agreements with Messrs. Solomon, Holmes, Lasota and Littman (the “2020 Employment Agreements”). The 2020 Employment Agreements include the following material changes from the 2019 Employment Agreements:

•	Pursuant to the terms of Mr. Solomon’s amended and restated agreement (the “Solomon Agreement”), Mr. Solomon’s base salary will be increased by $50,000 to $1,000,000. The term of Mr. Solomon’s employment with the Company will continue through December 31, 2020, with automatic one-year extensions of the term unless either the Company or Mr. Solomon provides prior written notice of non-renewal. Pursuant to the Solomon Agreement, upon or after Mr. Solomon reaches age 55, he may provide the Company 90 days’ notice of his intention to retire, or notify the Company of his intention to transition to senior advisor status pursuant to the terms of a separate Senior Advisor Agreement. Upon Mr. Solomon’s retirement or transition to Senior Advisor status, the Solomon Agreement and Senior Advisor Agreement provide that Mr. Solomon’s outstanding equity awards and unvested deferred compensation will continue to vest in accordance with the terms of the applicable awards, subject to Mr. Solomon’s continued compliance with certain non-competition and non-interference restrictions generally arising under the Company’s form of Confidentiality, Non-Interference, and Invention Assignment Agreement (subject to certain exceptions for personal or family investing or non-competitive investment activity).

•	Pursuant to the Solomon Agreement, if Mr. Solomon’s employment is terminated by the Company without Cause or Mr. Solomon resigns for Good Reason (as such terms are defined in the Solomon Agreement) prior to, in connection with or following a Change in Control (as described in the Solomon Agreement), then subject to Mr. Solomon executing and not revoking a release of claims, he will be entitled to a lump sum severance payment equal to two and one-half times the sum of (x) Mr. Solomon’s base salary on the date of termination plus (y) the average of the highest annual bonuses paid to Mr. Solomon in two of the three calendar years preceding his date of termination, except that the foregoing severance amount will not be less than $3,250,000 or greater than $5,000,000 if Mr. Solomon’s termination occurs prior to a Change in Control (such payments will continue to be subject to the existing Internal Revenue Code Section 280G “modified cutback” provisions).

•	If Mr. Solomon elects to transition to Senior Advisor status upon reaching age 55, the terms of Mr. Solomon’s service as a Senior Advisor will be governed by the Senior Advisor Agreement. In particular, Mr. Solomon’s service as a Senior Advisor will continue until the earliest of (i) 15 days following Mr. Solomon’s written notice that he is terminating as a Senior Advisor, (ii) the second anniversary of the date he commences Senior Advisor status, (iii) the date of Mr. Solomon’s death or disability and (iv) the date Mr. Solomon is terminated by the Company for Cause. In consideration for providing Senior Advisor services, Mr. Solomon will receive a base salary at an annualized rate of $150,000 and will be entitled to secretarial and administrative support. Mr. Solomon will also be entitled to receive certain additional benefits while a Senior Advisor, including office space (or, at the Company’s election, payment of up to $60,000 per year for office space), financial planning services at the Company’s expense and continued payment by the Company of life insurance premiums.

•	Pursuant to the terms of the 2020 Employment Agreements of Messrs. Holmes, Lasota and Littman (collectively, the “Executive Agreements”), each executive’s term of employment with the Company will continue through December 31, 2020, with automatic one-year extensions of the term unless either the Company or the executive provides written notice of non-renewal.

•	Pursuant to the Executive Agreements, if the executive’s employment is terminated by the Company without Cause or the executive resigns for Good Reason (each as described in the Executive Agreements) prior to a Change in Control (as described in the Executive Agreements), the executive will receive a lump sum cash payment equal to one and one-half times the sum of (x) the executive’s base salary in effect at the end of the calendar year immediately preceding termination plus (y) the average of the highest annual bonuses paid to the executive in two of the three calendar years preceding his date of termination (such sum, the “Severance Amount”), except that the foregoing severance amount will not be greater than $1,500,000. Pursuant to the Executive Agreements, if the executive’s employment is terminated by the Company without Cause or the executive resigns for Good Reason in connection with or following a Change in Control, the executive will receive a lump sum cash payment equal to two and one-half times the Severance Amount, which lump sum will not be subject to a cap. The Executive Agreements require the executives to execute and not revoke a release of claims as a condition to receiving severance payments (such payments will continue to be subject to the existing Internal Revenue Code Section 280G “modified cutback” provisions).

2010 Equity and Incentive Plan

Effective as of June 7, 2010, the Company adopted the 2010 Equity and Incentive Plan (the “2010 Plan”). The 2010 Plan expires in June 2020. At the Company’s next Annual Meeting of Stockholders, which is expected to take place in June 2020, the Company plans to ask its stockholders to approve a new equity and incentive plan. If approved, the new equity and incentive plan will be adopted shortly after the Annual Meeting.

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

Outstanding Equity Awards at 2019 Fiscal Year End

The following table contains certain information regarding equity awards held by the named executive officers as of December 31, 2019.

	Stock Awards
	Number of Shares that Have Not Vested (#)	Market Value of Shares that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested ($)(1)
Jeffrey M. Solomon
2016 RSU Award(2)	34,747	547,265	—	—
2016 PSA Award(3)	—	—	23,333	367,498
2017 RSU Award(4)	22,083	347,807	—	—
2017 Incentive Award(5)	17,904	281,988	—	—
2018 RSU Award(6)	36,836	580,167	—	—
2019 RSU Award(7)	140,759	2,216,954	—	—
2019 PSA Award(8)	—	—	28,000	441,000
Stephen A. Lasota
2016 RSU Award(2)	5,195	81,821	—	—
2016 PSA Award(3)	—	—	20,000	315,000
2017 RSU Award(4)	7,650	120,488	—	—
2017 Incentive Award(5)	13,100	206,325	—	—
2018 RSU Award(6)	9,713	152,980	—	—
2018 Incentive Award(9)	8,993	141,640	—	—
2019 RSU Award(7)	16,470	259,403
2019 PSA Award(8)	—	—	17,500	275,625
John Holmes
2016 RSU Award(2)	5,195	81,821	—	—
2016 PSA Award(3)	—	—	20,000	315,000
2017 RSU Award(4)	7,650	120,488	—	—
2017 Incentive Award(5)	13,100	206,325	—	—
2018 RSU Award(6)	9,713	152,980	—	—
2018 Incentive Award(9)	17,986	283,280	—	—
2019 RSU Award(7)	20,198	318,119
2019 PSA Award(8)	—	—	17,500	275,625
Owen S. Littman
2016 RSU Award(2)	5,195	81,821	—	—
2016 PSA Award(3)	—	—	20,000	315,000
2017 RSU Award(4)	7,650	206,325	—	—
2017 Incentive Award(5)	13,100	120,488	—	—
2018 RSU Award(6)	9,713	152,980	—	—
2018 Incentive Award(9)	8,993	141,640	—	—
2019 RSU Award(7)	18,333	288,745
2019 PSA Award(8)	—	—	17,500	275,625

(1)	The values in the column are based on the $15.75 closing price of our Class A common stock on the NASDAQ Global Select Market on December 31, 2019.

(2)	RSUs awarded on February 24, 2016 vest with respect to 25% on March 10, 2017, 25% on March 10, 2018, 25% on March 10, 2019 and 25% on March 10, 2020.

(3)	PSAs awarded on March 15, 2016 will, to the extent earned, vest with respect to 33⅓% on March 8, 2019, 33⅓% on March 10, 2020 and 33⅓% on December 31, 2020. These PSAs are scheduled to vest in three tranches based on the attainment of AROE and relative TSR targets for the applicable performance period, subject to the named executive officer’s continued employment through the applicable vesting date. In accordance with SEC rules, the number of unearned PSAs is reported in the “Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested” column based on achieving threshold performance goals (i.e., 40% of target).

(4)	RSUs awarded on February 27, 2017 vest with respect to 15% on June 1, 2017, 10% on June 1, 2018, 25% on June 1, 2019, 25% on June 1, 2020 and 25% on June 1, 2021.

(5)	RSUs awarded on February 27, 2017 will vest on March 10, 2021.

(6)	RSUs awarded on February 21, 2018 will vest with respect to 25% on December 1, 2018, 25% on December 1, 2019, 25% on December 1, 2020 and 25% on December 1, 2021.

(7)	RSUs awarded on February 20, 2019 vest with respect to 12.5% on September 1, 2019, 12.5% on May 15, 2020, 25% in May 15, 2021, 25% on May 15, 2022 and 25% on May 15, 2023.

(8)	PSAs awarded on April 1, 2019 will, to the extent earned, vest on December 31, 2021. These PSAs are scheduled to vest based on the attainment of AROCE target for the applicable performance period, subject to the named executive officer’s continued employment through the applicable vesting date. In accordance with SEC rules, the number of unearned PSAs is reported in the “Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested” column based on achieving threshold performance goals (i.e., 50% of target).

(9)	RSUs awarded on March 29, 2018 will vest on March 10, 2022.

Option Exercises and Stock Vested

The following table sets forth certain information concerning stock vested during the year ended December 31, 2019. No stock options were exercised by any of the named executive officers in 2019.

Name	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)(1)
Jeffrey M. Solomon	105,431	1,569,092
Stephen A. Lasota	30,870	478,302
John Holmes	31,403	486,622
Owen S. Littman	31,137	482,470

(1)	The value realized upon vesting of the stock awards is based on the $14.45 closing sale price of our Class A common stock on March 8, 2019, the $15.15 closing sale price of our Class A common stock on May 31, 2019, the $16.71 closing sale price of our Class A common stock on June 10, 2019, the $15.61 closing sale price of our Class A common stock on August 30, 2019 and the $15.32 closing sale price of our Class A common stock on November 29, 2019, the applicable vesting dates of the awards.

Potential Payments Upon Termination or Change in Control

Pursuant to the employment agreements with our named executive officers, upon certain terminations of employment or a change in control of the Company, our named executive officers are entitled to certain payments of compensation and benefits as described above under “Narrative Disclosure Relating to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.” The table below reflects the amount of compensation and benefits that would have been payable to each named executive officer in the event that the named executive officer had experienced the following events as of December 31, 2019: (i) a termination for cause or resignation, or voluntary termination, (ii) involuntary termination, (iii) an involuntary termination that occurs in connection with a change in control, (iv) termination by reason of an executive’s death, or (v) termination by reason of an executive’s disability. The amounts reflected in the table below are based on the terms of the 2019 Employment Agreements, which were in effect on December 31, 2019.

			Triggering Events
Name	Type of Payment	Voluntary Termination ($)	Involuntary Termination ($)	Involuntary Termination in Connection with a Change in Control(4)(5)($)	Death($)	Disability($)
Jeffrey M. Solomon	Cash Severance(1)	—	15,238,229	15,238,229	10,238,229	10,238,229
	Equity Acceleration(2)	—	5,774,927	5,774,927	5,774,927	5,774,927
	Total	—	21,013,156	21,013,156	16,013,156	16,013,156
Stephen A. Lasota	Cash Severance(3)	—	4,299,584	5,299,584	2,799,584	2,799,584
	Equity Acceleration(2)	—	2,301,406	2,301,406	2,301,406	2,301,406
	Total	—	6,600,990	7,600,990	5,100,990	5,100,990
John Holmes	Cash Severance(3)	—	4,477,369	5,477,369	2,977,369	2,977,369
	Equity Acceleration(2)	—	2,501,762	2,501,762	2,501,762	2,501,762
	Total	—	6,979,131	7,979,131	5,479,131	5,479,131
Owen S. Littman	Cash Severance(3)	—	4,382,969	5,382,969	2,882,969	2,882,969
	Equity Acceleration(2)	—	2,330,748	2,330,748	2,330,748	2,330,748
	Total	—	6,713,717	7,713,717	5,213,717	5,213,717

(1)	Includes the value of a cash payment equal to the sum of (i) the average of Mr. Solomon’s 2017 and 2018 annual bonuses, comprised of cash bonus, deferred cash and deferred equity ($5,542,500), (ii) two and one-half times the sum of Mr. Solomon’s 2017 base salary ($950,000) and the average of Mr. Solomon’s 2017 and 2018 annual bonuses (subject to a $3.25 million minimum and a $5 million limit), (iii) a cash payment equal to 24 months of COBRA premiums, and (iv) the value of acceleration of unvested deferred cash compensation ($4,608,739, including interest accrued through December 31, 2019), which is payable to Mr. Solomon pursuant to the terms of his employment agreement. Mr. Solomon is not entitled to enhanced cash severance payments if his employment is involuntarily terminated in connection with or following a change in control. Had Mr. Solomon experienced a termination by reason of death or disability, he would have been entitled to a cash payment equal to the sum of the amounts described under clauses (i), (iii), and (iv) above.

(2)	Includes the value of acceleration of all unvested shares of restricted stock and all performance share and PSA awards, based on a price of $15.75 per share, which was the closing price of our Class A common stock on the NASDAQ Global Select Market on December 31, 2019. Pursuant to their employment agreements and the applicable award agreements, the executives are entitled to immediate vesting of outstanding equity awards upon an involuntary termination or a termination by reason of death or disability, except for the PSAs granted in March 2016 and April 2019, which will, upon an involuntary termination, remain outstanding until the completion of the applicable performance period without regard to the continued service requirement and will vest based on the actual level of the attainment of the applicable performance goals. For reporting purposes, target level performance was assumed. In addition, pursuant to the terms of the applicable award agreements, unvested equity awards will vest in the event that a change in control occurs and, following such change in control, the executive’s compensation or job responsibilities are reduced materially or the equity securities of the Company cease to trade on a national securities exchange, except for the PSAs granted in March 2016 and April 2018, which will vest based on the target level of the applicable performance goals, subject to the named executive officer’s continued employment through the applicable vesting date.

(3)	Includes the value of a cash payment equal to the sum of (i) the average of the 2017 and 2018 annual bonus comprised of cash bonus, deferred cash and deferred equity ($1,900,000, $2,000,000 and $1,950,000 ) for Messrs. Lasota, Holmes and Littman, respectively), (ii) one and one-half times the average of 2017 and 2018 compensation for each of Mr. Lasota, Mr. Holmes and Mr. Littman as reported on Form W-2 (subject to a $1.5 million limit), (iii) a cash payment equal to 24 months of COBRA premiums ($57,709 for Mr. Lasota, $56,744 for Mr. Holmes and $51,719 for Mr. Littman), and (iv) the value of acceleration of unvested deferred cash compensation ($841,875, $920,625 and $881,250) for each of Mr. Lasota, Mr. Holmes and Mr. Littman, respectively, including interest accrued through December 31, 2019), which is payable to Messrs. Lasota, Holmes and Littman pursuant to the terms of their employment agreements. Had Mr. Lasota, Mr. Holmes or Mr. Littman experienced a termination by reason of death or disability, each executive would have been entitled to a cash payment equal to the sum of the amounts described under clauses (i), (iii), and (iv) above.

(4)	Includes the value of the same cash severance payments that would have been payable to Messrs. Lasota, Holmes and Littman in connection with an involuntary termination of employment (as described above), except that the applicable multiplier for average W-2 compensation will be two and one-half times instead of one and one-half times, and the applicable limit will be $2.5 million instead of $1.5 million. Pursuant to their employment agreements, Messrs. Lasota, Holmes and Littman will be entitled to receive this enhanced cash severance payment in the event of an involuntary termination of employment in connection with or following a change in control. In addition, pursuant to the terms of the applicable award agreements, each executive’s unvested deferred cash compensation will vest in the event that a change in control occurs and, following such change in control, the executive’s compensation or job responsibilities are reduced materially or the equity securities of the Company cease to trade on a national securities exchange.

(5)	Under the employment agreements with Messrs. Solomon, Lasota, Holmes and Littman, severance payable following a change in control would have been subject to a so-called “modified golden parachute cutback” provision pursuant to which “excess parachute payments” would be reduced to the extent such reduction would result in greater after-tax benefits. The amounts disclosed above represent the full amounts payable, without application of any cutback.

PAY RATIO

Pursuant to Item 402(u) of Regulation S-K, presented below is the ratio of annual total compensation of Mr. Solomon, our Chief Executive Officer as of December 31, 2019, to the median annual total compensation of all our employees (excluding our Chief Executive Officer).

To determine the median annual total compensation of all our employees (excluding our Chief Executive Officer), a median employee was identified from the population of our 1,291 employees as of December 31, 2019. We did not include independent contractors in our determination.

In order to identify our median employee, we ranked each of our employees (other than our Chief Executive Officer) based on 2019 awarded compensation. For this purpose, 2019 awarded compensation was composed of each employee’s (i) salary earned during 2019, (ii) annual cash bonus paid in respect of 2019 performance, (iii) deferred cash awards granted in respect of 2019 performance and (iv) and RSUs granted in respect of 2019 performance. In determining 2019 awarded compensation, we did not apply any cost-of-living adjustments or annualize any partial-year compensation.

Once we identified the median employee, we determined that individual’s annual total compensation in accordance with the requirements for determining total compensation in the Summary Compensation Table.

The 2019 annual total compensation for Mr. Solomon, our Chief Executive Officer, as reported in the Summary Compensation Table in this Form 10-K, was $7,478,814. The 2019 annual total compensation for our median employee, determined in accordance with the requirements for determining total compensation in the Summary Compensation Table, was $185,000. The ratio of our Chief Executive Officer’s annual total compensation to the annual total compensation of our median employee for 2019 is 40 to 1. We believe that this ratio represents a reasonable estimate calculated in a manner consistent with Item 402(u).

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

COMPENSATION PROGRAM FOR NON-EMPLOYEE DIRECTORS FOR 2019

Director Compensation Table

The following table sets forth compensation information for our non-employee directors for the year ended December 31, 2019.

Director	Fees Earned Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total
Brett H. Barth	--	220,000	--	220,000
Katherine E. Dietze	115,000	115,000	--	230,000
Steven Kotler	105,000	105,000	--	210,000
Lawrence E. Leibowitz	50,000	150,000	--	200,000
Jerome S. Markowitz(2)	--	250,000	--	250,000
Jack H. Nusbaum(2)	--	200,000	--	200,000
Margaret L. Poster(3)	131,250	100,000		231,250
Douglas A. Rediker	--	200,000	--	200,000

(1)	Represents the aggregate grant date fair value calculated in accordance with generally accepted accounting principles, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. For information on the valuation assumptions with respect to awards made, refer to the Company’s Share-Based Compensation and Employee Ownership Plans Note in its financial statements included in its Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 4, 2020. As of December 31, 2019, all outstanding stock awards held by our directors are fully vested.

(2)	In 2019, Messrs. Barth, Markowitz, Nusbaum and Rediker elected to receive 100% of their director compensation in RSUs. Please see “Narrative Disclosure Relating to Director Compensation Table” below for additional information regarding non-employee director compensation in 2019.

(3)	Ms. Poster received $31,250 for her Board service from April 2019 through June 2019.

Narrative Disclosure Relating to Director Compensation Table

In 2019, each of our non-employee directors received annual compensation of $200,000. Mr. Markowitz, the Company’s Lead Director, received additional compensation of $50,000. Ms. Dietze, the Chair of the Audit Committee received additional compensation of $30,000 per annum. Mr. Barth, the Chair of the Compensation Committee, received additional compensation of $20,000 per annum, and Mr. Kotler, the Chair of the Nominating and Corporate Governance Committee received additional compensation of $10,000 per annum. For 2019, a minimum of 50% of a director’s compensation was paid in the form of RSUs. In addition, each director was entitled to elect to receive any amount in excess of 50% of 2019 compensation in the form of RSUs. The RSUs were valued using the volume-weighted average price for the 30-day period prior to our 2019 annual meeting of stockholders. RSUs are vested and not subject to forfeiture; however, except in the event of death, the underlying shares of Class A common stock will not be delivered to the holder for at least one year from the date of grant. These equity awards are intended to further align the interests of our directors with those of our stockholders. Directors who also are employed as executive officers of the Company receive no additional compensation for their service as a director.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised entirely of non-employee directors, none of whom has ever been an officer or employee of the Company and none of whom had any related person transaction involving the Company. None of our executive officers (1) served as a member of the board of directors or compensation committee of any other entity that had one or more of its executive officers serving as a member of our Compensation Committee or (2) served as a member of the compensation committee of any other entity that had one or more of its executive officers serving as a member of our Board during 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows how many shares of our Class A common stock were beneficially owned as of April 28, 2020, by each of our directors and named executive officers and by all of our directors and named executive officers as a group. Unless otherwise noted, the stockholders listed in the table have sole voting and investment power with respect to the shares owned by them.

Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Brett H. Barth	77,332	(1)	*
Katherine E. Dietze	12,007	(2)	*
Gregg Gonsalves	—		*
Steven Kotler	2,500	(3)	*
Lawrence E. Leibowitz	8,000	(4)	*
Jerome S. Markowitz	132,461	(5)	*
Jack H. Nusbaum	101,262	(6)	*
Margaret S. Poster	—	(7)	*
Douglas A. Rediker	—	(8)	*
Jeffrey M. Solomon	502,851		1.8%
John Holmes	115,575		*
Stephen A. Lasota	159,931		*
Owen S. Littman	111,128	(9)	*
All directors and executive officers 13 as a group (persons)	1,223,047		4.4%

______________________

*	corresponds to less than 1% of Cowen Inc. Class A common stock,

(1)	The amount presented does not include 13,720 fully-vested RSUs that will be delivered to Mr. Barth upon the one-year anniversary of the grant date.
(2)	The amount presented does not include 55,582 fully-vested RSUs that will be delivered to Ms. Dietze upon her retirement from the Board.
(3)	The amount presented does not include 53,650 fully-vested RSUs that will be delivered to Mr. Kotler upon his retirement from the Board.
(4)	The amount presented does not include the 18,604 fully-vested RSUs that will be delivered to Mr. Leibowitz upon his retirement from the Board.
(5)	The amount presented does not include 15,591 fully-vested RSUs that will be delivered to Mr. Markowitz upon the one-year anniversary of the grant date.
(6)	The amount presented does not include 12,473 fully-vested RSUs that will be delivered to Mr. Nusbaum upon the one-year anniversary of the grant date.
(7)	The amount presented does not include 6,237 fully-vested RSUs that will be delivered to Ms. Poster upon the one-year anniversary of the grant date.
(8)	The amount presented does not include 41,057 fully-vested RSUs that will be delivered to Mr. Rediker upon his retirement from the Board.
(9)	Includes 275 shares held in custodial accounts on behalf of Mr. Littman’s children.

Beneficial Owners of More than Five Percent of Our Class A Common Stock

Based on filings made under Section 13(d) and Section 13(g) of the Securities Exchange Act of 1934, as of April 28, 2020, the persons known by us to be beneficial owners of more than 5% of our Class A common stock were as follows:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Zazove Associates, LLC(1)	2,642,000	9.54%
1001 Tahoe Boulevard
Incline Village, NV 89451

FMR LLC(2)	2,309,425	8.34%
245 Summer Street
Boston, MA 02210

BlackRock, Inc.(3)	2,246,204	8.11%
55 East 52nd Street
New York, NY 10055

Philadelphia Financial Management of San Francisco, LLC(4)	1,844,985	6.66%
450 Sansome Street, Suite 1500
San Francisco, CA 94111

Vanguard Group Inc. (5)	1,519,422	5.49%
P.O. Box 2600 V26 Valley Forge, PA 19482-2600

(1)	This information is based on a Schedule 13G filed with the SEC on January 6, 2020 by Zazove Associates, LLC.

(2)	This information is based on a Schedule 13G filed with the SEC on February 7, 2020 by FMR LLC. FMR reported that it has sole voting power as to 1,918,275 shares and sole dispositive power as to 2,309,425 shares.

(3)	This information is based on a Schedule 13G filed with SEC on February 5, 2020 by BlackRock, Inc. Blackrock reported that it has sole voting power as to 2,184,483 and sole dispositive power as to 2,246,204 shares. The beneficial ownership indicated above represents the aggregate beneficial ownership of BlackRock, Inc., and its subsidiaries, BlackRock (Netherlands) B.V., BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Ireland Limited, BlackRock Asset Management Schweiz AG, BlackRock Financial Management, Inc., BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A. and BlackRock Investment Management, LLC and BlackRock Investment Management (UK) Limited.

(4)	This information is based on a Schedule 13G filed with the SEC on February 14, 2020 by Philadelphia Financial Management of San Francisco, LLC.

(5)	This information is based on a Schedule 13G filed with the SEC on February 11, 2020 by Vanguard Group Inc. Vanguard reported that it has sole voting power as to 43,976 shares and sole dispositive power as to 1,479,245 shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2019, the number of shares of our common stock to be issued upon exercise of outstanding options granted under our 2010, 2007 and 2006 Equity and Incentive Plans, the weighted-average exercise price of such options, and the number of shares remaining available for future issuance under the plans for all awards as of December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by security holders	---	----	48
Equity compensation plans not approved by security holders	None	N/A	None

(1)	This number is based on the 21,061,804 shares authorized for issuance under the Company’s Equity and Incentive Plans as of December 31, 2019. Commencing on January 1, 2011 and on the first day of each fiscal year of the Company thereafter during the term of the 2010 Plan, additional shares of Class A common stock representing 7.5% of our shares of Class A common stock outstanding on such date, less shares then available for issuance under the 2010 Plan, will automatically become available for grant or settlement of awards. As a result, on January 1, 2020, 2,145,729 were added to the shares available under the 2010 Plan to bring the total equal to 7.5% of the Company’s outstanding shares of stock. As of March 31, 2020, we had 129,954 shares remaining under the equity plans, which exclude shares reserved for issuance based on certain performance criteria in existing agreements.

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

Our Board has determined that none of Mses. Dietze or Poster nor Messrs. Barth, Gonsalves, Kotler, Leibowitz, Markowitz, Nusbaum or Rediker currently has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 4200(a)(15) of the NASDAQ Stock Market, Inc. Marketplace Rules.

Mr. Solomon cannot be considered an independent director under NASDAQ Stock Market rules because Mr. Solomon currently serves as our Chief Executive Officer. Therefore, the Board has determined that nine of our ten directors are independent.

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

Employment Arrangements

Kyle Solomon, the brother of Jeffrey M. Solomon, is a Managing Director of Cowen and Company and earned approximately $1,435,338 in 2019, which amount includes Kyle Solomon’s base salary, cash bonus paid in 2019 relating to 2018 performance and approximately $172,005 of deferred cash awards and RSUs granted in prior years that vested during 2019.

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Other Matters

The following table presents the aggregate fees billed for services rendered by KPMG LLP, our independent registered public accounting firm for the fiscal years ended December 31, 2019 and December 31, 2018.

	2019	2018
Audit Fees(1)	$5,222,917	$4,906,795
Audit-Related Fees(2)	44,038	113,600
Tax Fees(3)	1,270,915	1,332,576
Total	$6,537,870	$6,352,971

(1)	Audit fees reflect audit fees incurred for the Cowen Inc. integrated audit and quarterly reviews as well as the financial statement audits of its consolidated subsidiaries.

(2)

Audit-Related Fees reflect fees for attestation procedures required by local regulations for consolidated subsidiaries, as well as procedures performed in connection with the second quarter 2018 comfort letters prepared in connection with the debt issuances completed by the Company.

(3)	Tax fees reflect tax compliance and tax advisory services.

KPMG LLP also provided services to entities affiliated with Cowen Inc. that were billed directly to those entities and, accordingly, were not included in the amounts disclosed above. These amounts included $975,213 and $1,101,000 for the audits of private equity funds, hedge funds and other fund structures within the Cowen Investment Management segment for the years ended December 31, 2019 and December 31, 2018, respectively.

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

Dated: April 29, 2020

- 39 -