Form 10-Q
period 2020-03-31
COWEN INC.
filed 2020-04-30
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of April 29, 2020, there were 27,688,071 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in "Management's Discussion and Analysis of Financial Condition and Results of Operations") that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as "may," "might," "will," "would," "could," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "possible," "potential," "intend," "seek" or "continue," the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and the risks contained in Item 1A of this periodic report on Form 10-Q for the three months ended March 31, 2020.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three months ended March 31, 2020 and 2019. The Consolidated Financial Statements as of December 31, 2019 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
Assets	As of March 31, 2020	As of December 31, 2019
Cash and cash equivalents	$270,079	$301,123
Cash collateral pledged	7,538	6,563
Segregated cash	131,266	107,328
Securities owned, at fair value ($200,278 and $941,595 were pledged to various parties)	776,046	1,633,552
Receivable on derivative contracts, at fair value	83,867	62,977
Securities borrowed	971,430	754,441
Other investments ($113,627 and $114,504 at fair value, respectively)	163,274	185,722
Deposits with clearing organizations, brokers and banks	131,948	91,755
Receivable from brokers, dealers and clearing organizations, net of allowance of $792 and $721, respectively	773,317	681,695
Receivable from customers, net of allowance of $675 and $650, respectively	193,009	105,647
Fees receivable, net of allowance of $2,364 and $2,620, respectively	157,081	126,358
Due from related parties	24,802	26,749
Fixed assets, net of accumulated depreciation and amortization of $34,942 and $32,846, respectively	33,909	33,661
Operating lease right-of-use assets	88,306	92,852
Goodwill	137,728	137,728
Intangible assets, net of accumulated amortization of $29,528 and $26,395, respectively	31,989	35,200
Deferred tax asset, net	80,848	79,166
Other assets	91,026	84,158
Consolidated Funds
Cash and cash equivalents	39,721	30,874
Securities owned, at fair value	355,496	375,278
Receivable on derivative contracts, at fair value	17,292	5,833
Other investments	149,689	175,769
Receivable from brokers	20,668	25,964
Other assets	1,722	1,632
Total Assets	$4,732,051	$5,162,025
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$527,471	$451,836
Securities sold under agreements to repurchase	57,420	23,244
Payable for derivative contracts, at fair value	72,385	60,761
Securities loaned	997,794	1,601,866
Payable to brokers, dealers and clearing organizations	330,096	271,018
Payable to customers	488,814	430,224
Commission management payable	112,688	71,620
Compensation payable	69,631	223,139
Operating lease liabilities	91,835	97,581
Notes payable and other debt	407,531	345,451
Convertible debt	119,929	118,688
Fees payable	21,162	21,540
Accounts payable, accrued expenses and other liabilities	164,540	141,557

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)

	As of March 31, 2020	As of December 31, 2019
(continued)
Consolidated Funds
Due to related parties	—	581
Payable for derivative contracts, at fair value	18,066	4,769
Payable to brokers	1,263	864
Capital withdrawals payable	9,290	1,276
Accounts payable, accrued expenses and other liabilities	1,091	560
Total Liabilities	$3,491,006	$3,866,575
Commitments and Contingencies (Note 16)
Temporary Equity
Redeemable non-controlling interests	$318,001	$391,275
Permanent Equity
Cowen Inc. stockholders' equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of March 31, 2020 (aggregate liquidation preference of $120,750,000) and 10,000,000 shares authorized, 120,750 shares issued and outstanding as of December 31, 2019 (aggregate liquidation preference of $120,750,000), respectively	$1	$1
Class A common stock, par value $0.01 per share: 62,500,000 shares authorized, 47,848,963 shares issued and 27,628,117 outstanding as of March 31, 2020 and 62,500,000 shares authorized, 47,215,938 shares issued and 28,610,357 outstanding as of December 31, 2019, respectively (including 299,436 and 216,912 restricted shares, respectively)	334	334
Class B common stock, par value $0.01 per share: 62,500,000 authorized, no shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	1,119,534	1,110,635
(Accumulated deficit) retained earnings	(29,869)	(16,809)
Accumulated other comprehensive income (loss)	(5)	(5)
Less: Class A common stock held in treasury, at cost, 20,220,846 and 18,605,581 shares as of March 31, 2020 and December 31, 2019, respectively	(305,192)	(284,301)
Total Cowen Inc. Stockholders' Equity	784,803	809,855
Nonredeemable non-controlling interests	138,241	94,320
Total Permanent Equity	$923,044	$904,175
Total Liabilities, Temporary Equity and Permanent Equity	$4,732,051	$5,162,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
	Three Months Ended March 31,
	2020	2019
Revenues
Investment banking	$105,028	$80,106
Brokerage	139,362	97,463
Management fees	11,604	7,141
Incentive income	—	15
Interest and dividends	42,077	29,092
Reimbursement from affiliates	261	288
Reinsurance premiums	10,471	6,591
Other revenues	1,850	1,061
Consolidated Funds
Interest and dividends	2,525	2,325
Other revenues	631	15
Total revenues	313,809	224,097
Interest and dividends expense	38,792	29,084
Total net revenues	275,017	195,013

Expenses
Employee compensation and benefits	124,428	131,882
Brokerage and trade execution costs	32,886	25,646
Underwriting expenses	3,640	3,131
Professional, advisory and other fees	11,039	10,241
Service fees	6,837	5,664
Communications	8,176	8,081
Occupancy and equipment	9,530	9,922
Depreciation and amortization	5,442	4,956
Client services and business development	11,803	11,301
Reinsurance claims, commissions and amortization of deferred acquisition costs	10,430	6,162
Other expenses	4,228	4,015
Consolidated Funds
Interest and dividends	1,252	867
Professional, advisory and other fees	990	145
Brokerage and trade execution costs	20	53
Other expenses	452	417
Total expenses	231,153	222,483
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	(43,983)	39,084
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	(73,419)	2,644
Net realized and unrealized gains (losses) on derivatives	276	(762)
Net gains (losses) on foreign currency transactions	(22)	(24)
Total other income (loss)	(117,148)	40,942
Income (loss) before income taxes	(73,284)	13,472
Income tax expense (benefit)	(1,173)	3,177
Net income (loss)	(72,111)	10,295

Cowen Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
	Three Months Ended March 31,
	2020	2019
(continued)
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(62,188)	512
Net income (loss) attributable to Cowen Inc.	(9,923)	9,783
Preferred stock dividends	1,698	1,698
Net income (loss) attributable to Cowen Inc. common stockholders	$(11,621)	$8,085

Weighted average common shares outstanding:
Basic	28,598	29,750
Diluted	28,598	31,625
Earnings (loss) per share:
Basic	$(0.41)	$0.27
Diluted	$(0.41)	$0.26

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2020		2019
Net income (loss)		$(72,111)		$10,295
Other comprehensive income (loss), net of tax:
Foreign currency translation	—		—
Total other comprehensive income (loss), net of tax		—		—
Comprehensive income (loss)		$(72,111)		$10,295
Less: Comprehensive income attributable to non-controlling interests		(62,188)		512
Comprehensive income (loss) attributable to Cowen Inc.		$(9,923)		$9,783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest

Balance, December 31, 2019	28,610,357	$334	120,750	$1	$(284,301)	$1,110,635	$(5)	$(16,809)	$809,855	$94,320	$904,175	$391,275
Cumulative effect of the adoption of the new current expected credit loss standard (See Note 2d)	—	—	—	—	—	—	—	(10)	(10)	—	(10)	—
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	(9,923)	(9,923)	—	(9,923)	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	(1,198)	(1,198)	(60,990)
Capital contributions	—	—	—	—	—	—	—	—	—	88,682	88,682	118,866
Capital withdrawals	—	—	—	—	—	—	—	—	—	(43,563)	(43,563)	(131,150)
Restricted stock awards issued	591,763	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(1,615,265)	—	—	—	(20,891)	—	—	—	(20,891)	—	(20,891)	—
Common stock issuance related to acquisition (See Note 3)	41,262	—	—	—	—	618	—	—	618	—	618	—
Preferred stock dividends (See Note 18)	—	—	—	—	—	—	—	(1,698)	(1,698)	—	(1,698)	—
Cash dividends to common stockholders (See Note 18)	—	—	—	—	—	—	—	(1,429)	(1,429)	—	(1,429)	—
Amortization of share-based compensation	—	—	—	—	—	8,281	—	—	8,281	—	8,281	—
Balance, March 31, 2020	27,628,117	$334	120,750	$1	$(305,192)	$1,119,534	$(5)	$(29,869)	$784,803	$138,241	$923,044	$318,001

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest
Balance, December 31, 2018	28,437,860	$324	120,750	$1	$(234,142)	$1,062,877	$(5)	$(34,648)	$794,407	$64,880	$859,287	$216,923
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	9,783	9,783	—	9,783	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	(288)	(288)	800
Capital contributions	—	—	—	—	—	—	—	—	—	2,025	2,025	159,948
Capital withdrawals	—	—	—	—	—	—	—	—	—	(1,174)	(1,174)	(29,157)
Common stock issued upon acquisition (See Note 3)	1,033,350	10	—	—	—	14,436	—	—	14,446		14,446	—
Restricted stock awards issued	751,436	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(641,959)	—	—	—	(9,377)	—	—	—	(9,377)	—	(9,377)	—
Preferred stock dividends (See Note 18)	—	—	—	—	—	—	—	(1,698)	(1,698)	—	(1,698)	—
Embedded cash conversion option (See Note 18)	—	—	—	—	—	(596)	—	—	(596)	—	(596)	—
Amortization of share-based compensation	—	—	—	—	—	7,817	—	—	7,817	—	7,817	—
Balance, March 31, 2019	29,580,687	$334	120,750	$1	$(243,519)	$1,084,534	$(5)	$(26,563)	$814,782	$65,443	$880,225	$348,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(72,111)	$10,295
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	5,442	4,956
Amortization of debt issuance costs	334	244
Amortization of debt discount (premium)	1,109	1,349
Noncash lease expense	(1,200)	(806)
Share-based compensation	8,281	7,817
Change in deferred taxes	(1,682)	2,253
Purchases of securities owned, at fair value	(749,807)	(299,969)
Proceeds from sales of securities owned, at fair value	845,779	389,551
Proceeds from sales of securities sold, not yet purchased, at fair value	416,453	439,565
Payments to cover securities sold, not yet purchased, at fair value	(334,068)	(361,290)
Proceeds from other investments	15,693	3,529
Net (gains) losses on securities, derivatives and other investments	38,039	(32,320)
Consolidated Funds
Purchases of securities owned, at fair value	(1,024,733)	(674,220)
Proceeds from sales of securities owned, at fair value	991,096	565,460
Purchases of other investments	(1,240)	(296)
Proceeds from other investments	6,669	1,174
Net realized and unrealized (gains) losses on investments and other transactions	74,071	(14,309)
(Increase) decrease in operating assets:
Securities owned, at fair value, held at broker-dealer	713,313	(105,939)
Receivable on derivative contracts, at fair value	(20,889)	3,462
Securities borrowed	(216,989)	(559,062)
Deposits with clearing organizations, brokers and banks	(40,193)	(19,887)
Receivable from brokers, dealers and clearing organizations	(91,622)	123,041
Receivable from customers, net of allowance	(87,362)	1,139
Fees receivable, net of allowance	(30,723)	(10,884)
Due from related parties	1,947	5,028
Other assets	(6,919)	(13,688)
Consolidated Funds
Cash and cash equivalents	(8,847)	35,995
Receivable on derivative contracts, at fair value	(11,459)	1,232
Receivable from brokers	5,296	(31,223)
Other assets	(94)	(22,456)
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	15,925	283,919
Securities sold under agreement to repurchase	34,176	—
Payable for derivative contracts, at fair value	11,624	27,501
Securities loaned	(604,072)	437,351
Payable to brokers, dealers and clearing organizations	59,078	(54,199)
Payable to customers	58,590	(112,103)
Commission management payable	41,068	8,364
Compensation payable	(156,333)	(159,154)
Fees payable	(378)	(11,226)
Due to related parties	—	(4,561)
Accounts payable, accrued expenses and other liabilities	24,234	9,272
Consolidated Funds
Contributions received in advance	150	1,000
Payable to brokers	399	(9,618)
Payable for derivative contracts, at fair value	13,297	3,894
Due to related parties	(581)	—
Accounts payable, accrued expenses and other liabilities	382	(211)
Net cash provided by / (used in) operating activities	(78,857)	(130,030)

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Three Months Ended March 31,
	2020	2019

(continued)
Cash flows from investing activities:
Purchases of other investments	(17,650)	(5,462)
Purchase of business (See Note 3)	—	(48,581)
Proceeds from sales of other investments	12,059	6,337
Proceeds from loans held for investment	—	13
Purchase of fixed assets and intangibles	(2,485)	(1,684)
Net cash provided by / (used in) investing activities	(8,076)	(49,377)
Cash flows from financing activities:
Repayments on convertible debt	—	(20,860)
Borrowings on notes and other debt	62,812	1,579
Repayments on notes and other debt	(933)	(394)
Purchase of treasury stock	(18,018)	(4,658)
Cash dividends paid	(1,428)	—
Preferred dividends paid	(1,698)	(1,698)
Contingent liability payment	(782)	(1,235)
Capital contributions by non-controlling interests in operating entities	286	2,025
Capital withdrawals to non-controlling interests in operating entities	(462)	(346)
Consolidated Funds
Capital contributions by non-controlling interests in Consolidated Funds	207,263	159,948
Capital withdrawals to non-controlling interests in Consolidated Funds	(166,238)	(17,845)
Net cash provided by / (used in) financing activities	80,802	116,516
Change in cash and cash equivalents	(6,131)	(62,891)
Cash and cash equivalents, including cash collateral pledged and segregated cash, beginning of period	415,014	442,113
Cash and equivalents at end of period:
Cash and cash equivalents	270,079	235,838
Cash collateral pledged	7,538	6,420
Segregated cash	131,266	136,964
Cash and cash equivalents, including cash collateral pledged and segregated cash, end of period	$408,883	$379,222
Supplemental information
Cash paid during the year for interest	$29,560	$8,822
Cash paid during the year for taxes	$950	$1,431
Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (See Note 18)	$2,825	$4,671
Net assets (liabilities) acquired upon acquisition (net of cash)	$—	$90,727
Initial recognition of operating lease right-of-use assets	$—	$103,694
Initial recognition of operating lease liabilities	$—	$110,505
Noncash transfer of net assets from Unconsolidated Master Fund to Consolidated Fund	$—	$97,655
Common stock issuance in relation to acquisition (See Note 3)	$618	$14,446
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
1. Organization and Business
Cowen Inc., a Delaware corporation formed in 2009, is a diversified financial services firm that, together with its consolidated subsidiaries (collectively, "Cowen" or the "Company"), provides investment banking, research, sales and trading, prime brokerage, global clearing, commission management services and investment management through its two business segments: the Operating Company ("Op Co") and the Asset Company ("Asset Co").
The Op Co segment consists of four divisions: the Investment Banking division, the Markets division, the Research division and the Cowen Investment Management ("CIM") division. The Company refers to the Investment Banking division, the Markets division and the Research division combined as its investment banking businesses. Op Co's investment banking businesses offer advisory and global capital markets origination, domain knowledge-driven research, sales and trading platforms for institutional investors, global clearing, commission management services and also a comprehensive suite of prime brokerage service. Sectors covered by Op Co's investment banking business include healthcare, technology, media and telecommunications, consumer, industrials, information and technology services, and energy. Op Co’s CIM division includes advisers to investment funds (including private equity structures and privately placed hedge funds) and registered funds.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. Significant Accounting Policies
a. Basis of presentation
These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") as promulgated by the Financial Accounting Standards Board ("FASB") through Accounting Standards Codification (the "Accounting Standards") as the source of authoritative accounting principles in the preparation of financial statements, and include the accounts of the Company, its operating and other subsidiaries, and entities in which the Company has a controlling financial interest or a general partner interest. All material intercompany transactions and balances have been eliminated on consolidation. Certain investment funds that are consolidated in these accompanying condensed consolidated financial statements, as further discussed below, are not subject to the consolidation provisions with respect to their own controlled investments pursuant to specialized industry accounting.
The Company serves as the managing member/general partner and/or investment manager to investment funds which it sponsors and manages. Investment funds in which the Company has a controlling financial interest are consolidated with the Company. Consequently, the Company's condensed consolidated financial statements reflect the assets, liabilities, income and expenses of these investment funds on a gross basis. The ownership interests in these investment funds that are not owned by the Company are reflected as redeemable or nonredeemable non-controlling interests, dependent on the non-controlling interest holder's redemption rights, in consolidated subsidiaries in the accompanying condensed consolidated financial statements. The management fees and incentive income earned by the Company from these investment funds are eliminated in consolidation.
The Company carried out an analysis to evaluate instances where non-controlling interest parties have the unilateral right to redeem their ownership interest for cash, which resulted in a change to the presentation of certain nonredeemable non-controlling interests into permanent equity. Accordingly, prior period amounts have been recast to present nonredeemable non-controlling interests separately from redeemable non-controlling interests within the equity section of the accompanying condensed consolidated statements of financial condition. This has no impact on net income (loss) attributable to Cowen Inc. common stockholders, total assets or total liabilities.
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
The accompanying financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K"). Certain footnote disclosures included in the 2019 Form 10-K have been condensed or omitted from these financial statements as they are not required for interim reporting under U.S. GAAP or are insignificant to the interim reporting period.
b. Principles of consolidation
The Company consolidates all entities that it controls through a majority voting interest or otherwise, including those investment funds in which the Company either directly or indirectly has a controlling financial interest. In addition, the Company consolidates all variable interest entities for which it is the primary beneficiary.
The Company consolidates six investment funds for which it acts as the managing member/general partner and investment manager. At March 31, 2020, the Company consolidated the following investment funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), Ramius Merger Arbitrage UCITS Fund ("UCITS Fund"), Cowen Sustainable Investments I LP ("CSI I LP") and CSI I Golden Holdco LP ("Golden HoldCo") (each a "Consolidated Fund" and collectively the "Consolidated Funds").
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
The Company determines whether it is the primary beneficiary of a VIE upon its initial involvement with the VIE and reassesses whether it is the primary beneficiary on an ongoing basis as long as it has any continuing involvement with the VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of March 31, 2020, the total assets and total liabilities of the consolidated VIEs were $613.7 million and $34.9 million, respectively. As of December 31, 2019, the total assets and total liabilities of the consolidated VIEs were $685.4 million and $24.9 million, respectively. Decrease in performance decreased the overall VIEs net assets. The VIEs act as investment managers and/or investment companies that may be managed by the Company or the Company may have equity interest in those investment companies. The VIEs are financed through their operations and/or loan agreements with the Company.
At March 31, 2020 and December 31, 2019, the Company held a variable interest in Ramius Merger Master Fund Ltd ("Merger Master") (the "Unconsolidated Master Fund") through the consolidated Merger Fund. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Fund.
In the ordinary course of business, the Company also sponsors various other entities that it has determined to be VIEs. These VIEs are primarily investment funds for which the Company serves as the general partner, managing member and/or investment manager with decision-making rights.
The Company does not consolidate the Unconsolidated Master Fund or real estate funds that are VIEs due to the Company's conclusion that it is not the primary beneficiary of these funds in each instance. Investment fund investors are entitled to all of the economics of these VIEs with the exception of the management fee and incentive income, if any, earned by the Company. The Company has equity interests in the funds as both a general partner and a limited partner. In these instances the Company has concluded that the variable interests are not potentially significant to the VIE. Although the Company may advance amounts and pay certain expenses on behalf of the investment funds that it considers to be VIEs, it does not provide, nor is it required to provide, any type of substantive financial support to these entities outside of regular investment management services (see Note 6 for additional disclosures on VIEs).
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
d. Allowance for credit losses
Effective January 1, 2020, the Company adopted ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). ASC 326 impacts the impairment model for certain financial assets measured at amortized cost by requiring a current expected credit loss ("CECL") methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. Under the accounting update, the Company has the ability to determine there are no expected credit losses in certain circumstances (e.g., based on collateral arrangements or based on the credit quality of the borrower or issuer).
The Company identified securities borrowed and fees and other receivables carried at amortized cost (including, but not limited to, receivables related to securities transactions, corporate finance and syndicate receivables, management fees and incentive fees receivable) as impacted by the new guidance. ASC 326 specifies that the Company adopt the new guidance prospectively by means of a cumulative-effect adjustment to the opening retained earnings as of the beginning of the first reporting period effective. Accordingly, the Company recognized a cumulative effective adjustment of $0.01 million upon adoption.
The allowance for credit losses is based on the Company's expectation of the collectability of financial instruments carried at amortized cost, including securities borrowed and fees and other receivables utilizing the CECL framework. The Company considers factors such as historical experience, credit quality, age of balances and current and future economic conditions that may affect the Company’s expectation of the collectability in determining the allowance for credit losses. The Company’s expectation is that the credit risk associated with fees and other receivables is not significant until they are 90 days past due based on the contractual arrangement and expectation of collection in accordance with industry standards.
For securities borrowed, the Company applies a practical expedient to measure the allowance for credit losses based on the fair value of the collateral. If the fair value of the collateral held exceeds the amortized cost and the borrower is expected to continue to replenish the collateral as needed, the Company will not recognize an allowance. If the fair value of collateral is less than amortized cost and the borrower is expected to continue to replenish the collateral as needed, the Company applies the CECL model, utilizing a probability and loss given default methodology, only to the extent of the shortfall between the fair value of the collateral and amortized cost.
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
Level 1Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date
Level 2Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Level 3Fair value is determined based on pricing inputs that are unobservable and includes situations where there is little, if any, market activity for the asset or liability. The determination of fair value for assets and liabilities in this category requires significant management judgment or estimation.
Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, and other factors. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes "observable" requires significant judgment by the Company. The Company considers observable data to be that market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to the Company's perceived risk of that instrument. Inputs reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
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
Certain positions for which trading activity may not be readily visible, consisting primarily of convertible debt, corporate debt and loans and restricted equities, are stated at fair value and classified within level 2 of the fair value hierarchy. The estimated fair values assigned by management are determined in good faith and are based on available information considering trading activity, broker quotes, quotations provided by published pricing services, counterparties and other market participants, and pricing models using quoted inputs, and do not necessarily represent the amounts which might ultimately be realized. As level 2 investments include positions that are not always traded in active markets and/or are subject to transfer restrictions, valuations may be adjusted to reflect illiquidity and/or non-transferability.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Other Investments—Other investments consist primarily of investment funds, real estate investments, carried interest and equity method investments, which are valued as follows:
i. Portfolio Funds—Portfolio funds (“Portfolio Funds”) include interests in private investment partnerships, foreign investment companies and other collective investment vehicles which may be managed by the Company or its affiliates. The Company applies the practical expedient provided by the US GAAP fair value measurements and disclosures guidance relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). The guidance permits an entity holding investments in certain entities that either are investment companies as defined by the American Institute of Certified Public Accountants ("AICPA") Audit and Accounting Guide, Investment Companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy.
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
iii. Carried Interest—For the private equity and debt fund products the Company offers, the Company is allocated incentive income by the investment funds based on the extent by which the investment funds performance exceeds predetermined thresholds. Carried interest allocations are generally structured from a legal standpoint as an allocation of capital in the Company’s capital account. The Company accounts for carried interest allocations by applying an equity ownership model. Accordingly, the Company accrues performance allocations quarterly based on the fair value of the underlying investments assuming hypothetical liquidation at book value.
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
f. Receivable from and payable to brokers
Receivable from brokers, dealers, and clearing organizations includes amounts receivable for securities failed to deliver by the Company to a purchaser by the settlement date, amounts receivable from broker-dealers and clearing organizations, commissions receivable from broker-dealers, and interest receivable from securities financing arrangements.
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
g. Receivable from and payable to customers
Receivable from customers includes amounts owed by customers on cash and margin transactions, recorded on a settle-date basis on the statement of financial condition.
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
h. Fees receivable
Fees related to security transactions are reported net of an allowance for credit losses.
Management and incentive fees are earned as the managing member, general partner and/or investment manager to the Company's investment funds and are recognized in accordance with appropriate revenue recognition guidance (see Note 2m).
i. Securities financing arrangements
Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced or received on a gross basis. The related rebates are recorded in the accompanying condensed consolidated statements of operations as interest and dividends income and interest and dividends expense. Securities borrowed transactions require the Company to deposit cash collateral with the lender. With respect to securities loaned, the Company receives cash or securities as collateral from the borrower. When the Company receives securities as collateral, and has concluded it (i) is the transferor and (ii) can pledge the securities to third parties, the Company recognizes the securities received as collateral at fair value in Securities owned, at fair value with the corresponding obligation to return the securities received as collateral at fair value in Securities sold, not yet purchased, at fair value. Securities received as collateral are not recognized when the Company either (i) is not the transferor or (ii) cannot pledge the securities to third parties. The initial collateral advanced or received approximates or is greater than the market value of securities borrowed or loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or returned, as necessary. Securities borrowed and loaned may also result in credit exposures for the Company in an event that the counterparties are unable to fulfill their contractual obligations. See Note 2d for further information.
Fees and interest received or paid are recorded in interest and dividends income and interest and dividends expense, respectively, on an accrual basis in the accompanying condensed consolidated statements of operations. In cases where the fair value basis of accounting is elected, any resulting change in fair value would be reported in net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations. Accrued interest income and expense are recorded in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, on an accrual basis in the accompanying condensed consolidated statements of financial condition. At March 31, 2020 and December 31, 2019, the Company did not have any securities lending transactions for which fair value basis of accounting was elected.
j.  Securities sold under agreements to repurchase
Securities sold under agreements to repurchase ("repos") are accounted for as collateralized financing transactions and are recorded at their contracted repurchase amount plus accrued interest. A repo is a transaction in which a firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from such buyer at a stated price plus accrued interest at a future date. When the Company receives securities as collateral, and has concluded it (i) is the transferor and (ii) can pledge the securities to third parties, the Company recognizes the securities received as collateral at fair value in Securities owned, at fair value with the corresponding obligation to return the securities received as collateral at fair value in Securities sold, not yet purchased, at fair value. Securities received as collateral are not recognized when the Company either (i) is not the transferor or (ii) cannot pledge the securities to third parties. The initial collateral advanced approximates or is greater than the market value of securities sold in the transaction. The Company typically enters into repo transactions with counterparties that prefer repo transactions to securities loaned transactions. The Company has executed master repo agreements with such counterparties and utilizes such counterparties

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
to finance its own positions, or replace a securities lending transaction with a repo for matched book purposes. The Company monitors the market value of repos on a daily basis, with additional collateral obtained or returned, as necessary. Repos may also result in credit exposures for the Company in an event that the counterparties are unable to fulfill their contractual obligations. The Company mitigates its credit risk by continuously monitoring its credit exposure and collateral values by demanding additional collateral or returning excess collateral in accordance with the netting provisions available in the master repo contracts in place with the counterparties.
        Interest paid is recorded in interest and dividends expense on an accrual basis in the accompanying condensed consolidated statements of operations. In cases where the fair value basis of accounting is elected, any resulting change in fair value would be reported in net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations. At March 31, 2020 and December 31, 2019, the Company did not have any repos for which fair value basis of accounting was elected.
k. Goodwill and intangible assets
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
In accordance with US GAAP requirements for testing for impairment of goodwill, the Company tests goodwill for impairment on an annual basis or at an interim period if events or changed circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that fair value exceeds its carrying amount, then performing a quantitative impairment test is not necessary. If the Company concludes otherwise, the Company is required to perform a quantitative impairment test that requires a comparison of the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, the related goodwill is not considered impaired and no further analysis is required. If the carrying value of the reporting unit exceeds its fair value, then the Company recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
Intangible assets
Intangible assets with finite lives are amortized over their estimated average useful lives. The Company does not have any intangible assets deemed to have indefinite lives. Intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset or asset group's carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized in the accompanying condensed consolidated statements of operations if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. The Company continually monitors the estimated average useful lives of existing intangible assets.
l. Non-controlling interests in consolidated subsidiaries
Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities. When non-controlling interest holders have redemption features that can be exercised at the option of the holder currently or contingent upon the occurrence of future events, their ownership has been classified as temporary equity. The remaining non-controlling interests have been classified in permanent equity as the non-controlling interests are either not redeemable at the option of the holder or the holder does not have the unilateral right to redeem its ownership interests.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Operating Company
The Op Co segment generates revenue through five principle sources: investment banking revenue, brokerage revenue, management fees, incentive income and investment income from the Company's own capital. Investment income is excluded from ASC Topic 606, Revenue from Contracts with Customers.
Asset Company
The Asset Co segment generates revenue through management fees, incentive income and investment income from the Company’s own capital. Investment income is excluded from ASC Topic 606.
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
•Placement and sales agent fees. The Company earns placement agency fees and sales agent commissions in non-underwritten transactions, such as private placements of loans and debt and equity securities, including private investment in public equity transactions ("PIPEs"), and as sales agent in at-the-market offerings of equity securities. The Company records placement revenues (which may be in cash and/or securities) at the point in time when the services for

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
the transactions are completed under the terms of each assignment or engagement. The Company records sales agent commissions on a trade-date basis.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
The Company recognizes incentive income charged to the Company's hedge funds based on the net profits of the hedge funds. The Company recognizes such incentive income when the fees are no longer subject to reversal or are crystallized. For certain  hedge funds, the incentive fee crystallizes annually when the high-water mark for such hedge funds is reset, which delays recognition of the incentive fee until year end. In periods following a period of a net loss attributable to an investor, the Company generally does not earn incentive income on any future profits attributable to such investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a "high-water mark."
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Investment Income
Investment income earned by the Company is generated from investing the Company's capital in various strategies.
Revenue from contracts with customers
For the three months ended March 31, 2020 and 2019, the following tables presents revenues from contracts with customers disaggregated by fee type and segment.

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Revenue from contracts with customers	Operating Company
Investment banking
Underwriting fees	$63,270	$48,036
Strategic/financial advisory fees	21,996	20,544
Placement and sales agent fees	17,596	9,498
Expense reimbursements from clients	2,166	2,028
Total investment banking revenue	105,028	80,106
Brokerage
Commissions	132,208	87,359
Trade conversion revenue	4,639	4,106
Equity research fees	4,005	3,590
Total brokerage revenue from customers	140,852	95,055
Management fees	11,346	6,643
Incentive income	—	—
Total revenue from contracts with customers - Op Co	$257,226	$181,804

	Asset Company
Management fees	258	498
Incentive income	—	15
Total revenue from contracts with customers - Asset Co	258	513
Total revenue from contracts with customers	$257,484	$182,317

Investments transactions and related income/expenses
Purchases and sales of securities, net of commissions, derivative contracts, and the related revenues and expenses are recorded on a trade-date basis with net trading gains and losses included as a component of net gains (losses) on securities, derivatives and other investments, and with respect to the Consolidated Funds and other real estate entities as a component of net realized and unrealized gains (losses) on investments and other transactions and net realized and unrealized gains (losses) on derivatives, respectively, in the accompanying condensed consolidated statements of operations.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
n. Income taxes
The Company accounts for income taxes in accordance with US GAAP, which requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax basis of its assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to an amount that is more likely than not to be realized. The Company evaluates its deferred tax assets for recoverability considering negative and positive evidence, including its historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, and tax planning strategies. The Company records a valuation allowance against our deferred tax assets to bring them to a level that it is more likely than not to be utilized. In evaluating the need for a valuation allowance, the Company estimates future taxable income based on management approved business plans. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws, the Company has identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.
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
In accordance with federal and state tax laws, the Company and its subsidiaries file consolidated federal, state, and local income tax returns as well as stand-alone state and local tax returns. The Company also has subsidiaries that are residents in

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
foreign countries where tax filings have to be submitted on a stand-alone or combined basis. These subsidiaries are subject to taxes in their respective countries and the Company is responsible for and therefore reports all taxes incurred by these subsidiaries in the condensed consolidated statements of operations. The foreign jurisdictions where the Company owns subsidiaries and has tax filing obligations are the United Kingdom, Luxembourg, Gibraltar, Germany, Switzerland, South Africa, Canada and Hong Kong.
o. Recent pronouncements
Recently adopted
In October 2018, the FASB issued guidance that made targeted changes to the related party consolidation guidance. The accounting standard update aligns the evaluation of whether a decision maker's fee is a variable interest with the guidance in the primary beneficiary test by requiring the decision maker to consider an indirect interest in a VIE held by a related party under common control on a proportionate basis. The standard became effective for the Company in the first quarter of 2020 and was adopted retrospectively with no impact to current and previous consolidation conclusions.
In August 2018, the FASB issued guidance for accounting for upfront costs and fees paid by a customer in a cloud computing arrangement. The accounting standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. The standard became effective for the Company in the first quarter of 2020 and was adopted prospectively.
In June 2016, the FASB issued guidance that impacts the impairment model for certain financial assets measured at amortized cost by requiring a current expected credit loss ("CECL") methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. The guidance became effective for the Company in the first quarter of 2020. Please refer to Note 2d. for more information.
In December 2019, the FASB issued guidance simplifying the accounting for income taxes. The guidance simplifies the accounting for income taxes by removing the following exceptions (i) the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income), (ii) the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, (iii) the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and (iv) general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally the guidance requires that an entity (a) recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (b) evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction and (c) reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date as well as specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements. However, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority. The guidance also makes minor codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. For public business entities, the guidance is effective for reporting periods beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted. The Company early adopted the guidance effective in the first quarter of 2020 and has determined no material impact from the adoption of this guidance on the Company's consolidated financial statements.
3. Acquisition
Quarton
On January 2, 2019 (the "Acquisition Date"), the Company, together with its indirect wholly owned subsidiaries, Cowen International Ltd and Cowen QN Acquisition LLC, completed its previously announced acquisition (the "Acquisition") of Quarton International AG through the acquisition of all of the outstanding equity interest of Quarton International AG's affiliated combining companies, Quarton Management AG, Quarton International Europe AG, Quarton Partners, LLC and Quarton Securities GP, LLC (which owns a formerly U.S. Securities Exchange Commission ("SEC") registered broker-dealer that was subsequently renamed to Cowen Securities L.P. ("Cowen Securities") (see Note 22), comprising the U.S. and European operations of the acquired combining companies (collectively "Quarton"). Quarton is a group of leading global financial advisory companies serving the middle market. Quarton's operations were primarily conducted through eight entities based in the United States, Switzerland, and Germany.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The Acquisition was accounted for under the acquisition method of accounting in accordance with US GAAP. As such, results of operations for Quarton are included in the accompanying condensed consolidated statements of operations since the Acquisition Date, and the assets acquired and liabilities assumed were recorded at their fair value as of the Acquisition Date. Subsequent to the Acquisition, the operations of Quarton were integrated within the Company's existing businesses.
The aggregate estimated purchase price of the Acquisition was $103.0 million. On the Acquisition Date the Company paid upfront consideration of $75.3 million subject to certain net working capital and other customary adjustments, with additional maximum contingent consideration of $40.0 million that will become payable dependent on the achievement of certain milestones by Quarton in each of the first four years (five years if certain conditions are met) following the Acquisition Date subject to a $10 million maximum in each year and a $40.0 million cumulative maximum. The Company estimated the contingent consideration at $27.7 million using the Monte Carlo valuation model which requires the Company to make estimates and assumptions regarding the future cash flows and profits. The contingent consideration liability is included within accounts payable, accrued expenses and other liabilities on the condensed consolidated statements of financial condition. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. A portion of the preliminary purchase price was deposited into escrow, in the amount of $0.6 million, as a reserve for any future claims against the sellers of Quarton.  All consideration, including the upfront consideration and contingent consideration, consists of a combination of 80% cash and 20% shares of the Company's Class A common stock. Shares issued on the Acquisition Date of 1,033,350 were valued based on the 30-trading day volume-weighted average price per share of $14.52 as of December 31, 2018. The fair value of the shares of Class A common stock issued was determined on the basis of the closing market price of the Company's shares on the Acquisition Date. Any shares of Class A common stock issued in connection with any such contingent payments will be valued based on the 30-trading day volume-weighted average price per share as of the day immediately prior to the date on which such shares are to be issued. In addition, Quarton and the Company have established a retention bonus pool, for Quarton employees that remain employed at the end of each year there is a contingent payment which will be settled in a combination of 80% cash and 20% shares of the Company's Class A common stock based on Quarton meeting certain economic performance hurdles. The bonus pool has an aggregate maximum of $10.0 million over a five-year period with $2.5 million maximum in each year. The Company is recognizing the retention bonus over each contingent payment period based upon the Company's revenue projections for Quarton. Goodwill, the excess of the purchase price over the fair value of net assets, primarily relates to expected synergies from combining operations and has been assigned to the Op Co segment of the Company. Tax deductible goodwill will differ from goodwill recognized by the Company in an amount equal to the difference between actual contingent consideration and estimated contingent consideration.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
As of the Acquisition Date, the estimated fair value of the Company's intangible assets, as acquired through the Acquisition, was $22.2 million and had a weighted average useful life of 2.8 years. The allocation of the intangible assets is shown within the following table:

	Estimated intangible assets acquired	Estimated average remaining useful lives
	(dollars in thousands)	(in years)
Intangible asset class
Trade name	$900	3
Customer relationships	7,100	4
Backlog	12,600	2
Proprietary software	1,600	3
Total intangible assets	$22,200

Amortization expense for each of the three months ended March 31, 2020 and 2019 was $2.2 million, and is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The estimated amortization expense related to these intangible assets in future periods is as follows:

(dollars in thousands)
2020	$6,681
2021	2,608
2022	1,775
2023	—
2024	—
Thereafter	—
$11,064
In addition to the purchase price consideration, for the three months ended March 31, 2019, the Company had incurred acquisition-related expenses of $1.1 million, including financial advisory, legal and valuation services, which are included in professional, advisory and other fees in the accompanying condensed consolidated statements of operations.
Included in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2019 is revenue of $5.3 million and net income of $1.6 million related to the results of operations of Quarton.

4. Cash Collateral Pledged
As of March 31, 2020 and December 31, 2019, the Company pledged cash collateral in the amount of $4.6 million, respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston, Stamford and San Francisco. The Company also has pledged collateral for reinsurance agreements which amounted to $2.9 million, as of March 31, 2020, and $2.0 million, as of December 31, 2019, which are released annually between March 2020 and March 2023 based on the policy periods covered by the reinsurance agreements (see Note 17).
5. Segregated Cash
As of March 31, 2020 and December 31, 2019, cash segregated in compliance with federal regulations and other restricted deposits of $131.3 million and $107.3 million, respectively, consisted of cash deposited in Special Reserve Accounts for the exclusive benefit of customers under SEC Rule 15c3-3 and cash held in accounts designated as Special Reserve Bank Accounts for Proprietary Accounts of Broker-Dealers ("PAB").
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
As of March 31, 2020 and December 31, 2019, securities owned, at fair value consisted of the following:

	As of March 31, 2020	As of December 31, 2019
	(dollars in thousands)
Common stock	$648,134	$1,546,484
Preferred stock	14,700	12,656
Warrants and rights	23,491	22,109
Government bonds (a)	61,198	15,916
Corporate bonds (c)	16,089	25,500
Convertible bonds (b)	2,786	2,500
Term loan (*)	—	1,067
Trade claims (*)	9,648	7,320
	$776,046	$1,633,552
(a)As of March 31, 2020, maturities ranged from May 2020 to February 2048 and interest rates ranged from 0% to 8.75%. As of December 31, 2019, maturities ranged from January 2020 to June 2020 with an interest rate of 0%.
(b)As of March 31, 2020, maturities ranged from April 2020 to March 2022 with an interest rate of 8%. As of December 31, 2019, maturities ranged from April 2020 to March 2022 with an interest rate of 8%.
(c)As of March 31, 2020, maturities ranged from May 2020 to October 2027 and interest rates ranged from 0% to 15.5%. As of December 31, 2019, maturities ranged from January 2020 to May 2037 and interest rates ranged from 0% to 15.0%.
* The Company has elected the fair value option for securities owned, at fair value with a fair value of $9.6 million and $8.4 million, respectively, at March 31, 2020 and December 31, 2019.
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
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of March 31, 2020		As of December 31, 2019
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Currency forwards	$58,737	1,010	$—	—
Swaps	$232,713	24,523	$383,752	2,911
Options other (a)	402,281	58,334	550,188	60,066
		$83,867		$62,977
(a) Includes the volume of contracts for index, equity, commodity future and cash conversion options.

Payable for derivative contracts	As of March 31, 2020		As of December 31, 2019
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$5,045	$87	$10,224	$217
Currency forwards	$108,189	1,883	$77,790	851
Swaps	$202,650	9,469	$607,717	23,169
Options other (a)	222,709	60,946	306,306	36,524
		$72,385		$60,761
(a) Includes the volume of contracts for index, equity, commodity future and cash conversion options.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following tables present the gross and net derivative positions and the related offsetting amount, as of March 31, 2020 and December 31, 2019. This table does not include the impact of over-collateralization.

				Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of March 31, 2020
Receivable on derivative contracts, at fair value	$92,755	$8,888	$83,867	$—	$25,532	$58,335
Payable for derivative contracts, at fair value	81,273	8,888	72,385	—	11,351	61,034

As of December 31, 2019
Receivable on derivative contracts, at fair value	$66,217	$3,240	$62,977	$—	$2,911	$60,066
Payable for derivative contracts, at fair value	64,001	3,240	60,761	—	24,020	36,741
(a)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(b)Includes the amount of collateral held or posted.
The realized and unrealized gains/(losses) related to derivatives trading activities were $28.8 million and $(2.2) million for the three months ended March 31, 2020 and 2019, respectively, and are included in other income in the accompanying condensed consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, except for exchange traded derivatives and certain options, the Company is required to post/receive collateral. As of March 31, 2020 and December 31, 2019, collateral consisting of $12.9 million and $10.5 million of cash is included in receivable from brokers, dealers and clearing organizations of $773.3 million and $681.7 million, respectively, and payable to brokers, dealers and clearing organizations, of $330.1 million and $271.0 million, respectively, on the accompanying condensed consolidated statements of financial condition. As of March 31, 2020 and December 31, 2019, all derivative contracts were with major financial institutions.
Other investments
As of March 31, 2020 and December 31, 2019, other investments included the following:

	As of March 31, 2020	As of December 31, 2019
	(dollars in thousands)
Portfolio funds, at fair value (1)	$113,627	$114,504
Carried interest (2)	20,729	30,360
Equity method investments (3)	28,918	40,858
	$163,274	$185,722

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(1) Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of March 31, 2020 and December 31, 2019, included the following:

	As of March 31, 2020	As of December 31, 2019
	(dollars in thousands)
Starboard Value and Opportunity Fund (c)(*)	$35,299	$37,895
Formation8 Partners Fund I, L.P. (f)	32,837	33,613
RCG Longview Debt Fund V, L.P. (g)(*)	1,243	1,732
Cowen Healthcare Investments II LP (i) (*)	13,907	14,652
Eclipse Ventures Fund I, L.P. (b)	4,287	3,960
HealthCare Royalty Partners LP (a)(*)	1,307	1,326
Lagunita Biosciences, LLC (d)	5,037	4,802
Starboard Leaders Fund LP (e)(*)	1,429	1,560
Eclipse SPV I, LP (j)(*)	1,637	1,447
TriArtisan ES Partners LLC (k)(*)	1,047	1,082
TriArtisan PFC Partners LLC (l)(*)	528	909
RCG Longview Equity Fund, LP (g) (*)	852	835
HealthCare Royalty Partners II LP (a)(*)	1,796	1,781
Cowen Healthcare Investments III LP (i)(*)	1,189	1,398
Difesa Partners, LP (h) (*)	540	508
Other private investment (m)(*)	8,245	4,448
Other affiliated funds (n)(*)	2,447	2,556
	$113,627	$114,504
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
(c)Starboard Value and Opportunity Fund permits quarterly withdrawals upon 90 days' notice.
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
(g)RCG Longview Debt Fund V, L.P. and RCG Longview Equity Fund, LP are real estate private equity structures. The timing of distributions depends on the nature of the underlying investments and therefore will be made either quarterly or when the underlying investments are liquidated.
(h)Difesa Partners, LP permits semi-annual withdrawals occurring on or after the anniversary of initial contribution upon 90 days written notice.
(i)Cowen Healthcare Investments II LP and Cowen Healthcare Investments III LP are private equity funds.  Distributions are made from the fund when cash flows or securities are received from the underlying investments. Investors do not have redemption rights.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(j)Eclipse SPV I, L.P. is a co-investment vehicle organized to invest in a private company focused on software-driven automation projects.  Distributions will be made when the underlying investments are liquidated.
(k)TriArtisan ES Partners LLC is a co-investment vehicle organized to invest in a privately held nuclear services company. Distributions will be made when the underlying investment is liquidated.

(l)TriArtisan PFC Partners LLC is a co-investment vehicle organized to invest in a privately held casual dining restaurant chain. Distributions will be made when the underlying investment in liquidated.
(m)Other private investment represents the Company's closed end investment in a Portfolio Fund that invests in a wireless broadband communication provider in Italy.
(n)The majority of these investment funds are affiliates of the Company or are managed by the Company and the investors can redeem from these funds as investments are liquidated.
(2)Carried interest
The Company applies an accounting policy election to recognize incentive income allocated to the Company under an equity ownership model in other investments in the accompanying condensed consolidated statements of financial condition (see Note 2m). Carried interest allocated to the Company from certain Portfolio Funds represents Cowen's general partner capital accounts from those funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds.
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
The carried interest as of March 31, 2020 and December 31, 2019, included the following:

	As of March 31, 2020	As of December 31, 2019
	(dollars in thousands)
Cowen Healthcare Investments II LP (*)	$14,798	$23,759
Other private investment (a) (*)	3,737	4,737
RCG IO Renergys Sarl	1,740	1,251
Ramius Multi-Strategy Fund LP (*)	454	613
	$20,729	$30,360
(a)Other private investment represents the Company's closed end investment in a Portfolio Fund that invests in a wireless broadband communication provider in Italy.
* These carried interest balances are earned from affiliates of the Company.
(3)Equity method investments
Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day-to-day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 15% to 55%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in RCG Longview Partners II, LLC and 40% in Surf House Ocean Views Holdings, LLC (which is a joint venture in a real estate development project). The operating agreement that governs the management of day-to-day operations and affairs of these entities stipulates that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these entities requires the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current Accounting Standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments are the investments in (a) HealthCare Royalty Partners General Partners and (b) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day-to-day management (including portfolio management) of several activist investment funds and related managed accounts.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The Company completed an assessment of the recoverability of the Company's equity method investments and determined that the carrying value of the investment in Surf House Ocean View Holdings, LLC exceeded the estimated fair value of the Company's interest, which was other than temporary. Accordingly, an other than temporary impairment charge of $7.3 million was recognized to reduce the carrying value of the investment to fair value at March 31, 2020. The Company recorded no impairment charges in relation to its equity method investments for the three months ended March 31, 2019.
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
The following table summarizes equity method investments held by the Company:

	As of March 31, 2020	As of December 31, 2019
	(dollars in thousands)
Surf House Ocean Views Holdings, LLC	$4,000	$7,804
Starboard Value LP	18,527	24,292
RCG Longview Debt Fund V Partners, LLC	1,737	2,889
RCG Longview Management, LLC	105	583
HealthCare Royalty GP, LLC	143	108
HealthCare Royalty GP II, LLC	304	302
RCG Longview Debt Fund IV Management, LLC	330	331
HealthCare Royalty GP III, LLC	2,237	2,230
RCG Longview Equity Management, LLC	250	105
HCR Stafford Fund GP, LLC	125	880
Liberty Harbor North	292	292
Other	868	1,042
	$28,918	$40,858
The Company's income (loss) from equity method investments was a loss of $0.04 million and income of $16.3 million for the three months ended March 31, 2020 and 2019, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations.
Regulation S-X Rule 10-01(b)(1)
For the period ended March 31, 2020, certain investments subject to Regulation S-X Rule 10-01(b)(1) of the SEC guidance held by the Company in aggregate have met the significance criteria as defined thereunder. As such, the Company is required to present summarized financial information for these significant investees as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019, and such information is as follows:

Other equity method investments	As of March 31, 2020	As of December 31, 2019
	(dollars in thousands)
Assets	$793,662	$818,193
Liabilities	26,054	77,092
Equity	$767,608	$741,101

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Revenues	$58,920	$28,001
Expenses	(11,661)	(27,522)
Net realized and unrealized gains (losses)	(49,113)	91,334
Income (loss) before income taxes	(1,854)	91,813
Income tax expense	(725)	(705)
Net income	$(2,579)	$91,108

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying condensed consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of March 31, 2020 and December 31, 2019, securities sold, not yet purchased, at fair value consisted of the following:

	As of March 31, 2020	As of December 31, 2019
	(dollars in thousands)
Common stock	$460,059	$425,448
Corporate bonds (a)	4,402	5,933
Government bonds (b)	48,073	1,950
Preferred stock	6,405	3,686
Warrants and rights	8,532	14,819
	$527,471	$451,836
(a)As of March 31, 2020, the maturities ranged from April 2020 to May 2067 and interest rates ranged from 5.00% to 6.75%. As of December 31, 2019, the maturities ranged from January 2024 to May 2037 and interest rates ranged from 4.88% to 6.25%.
(b)As of March 31, 2020, the maturities ranged from October 2024 to February 2048 and interest rates ranged from 6.25% to 8.75%. As of December 31, 2019, the maturities ranged from October 2024 to March 2038 and interest rates ranged from 7.00% to 8.25%.
Securities sold under agreements to repurchase and securities lending and borrowing transactions
The following tables present the contractual gross and net securities borrowing and lending agreements and securities sold under agreements to repurchase and the related offsetting amount as of March 31, 2020 and December 31, 2019.

				Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
	Gross amounts recognized, net of allowance	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Additional Amounts Available	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of March 31, 2020
Securities borrowed	$971,430	$—	$971,430	$—	$947,184	$—	$24,246
Securities loaned	997,794	—	997,794	—	928,973	—	68,821
Securities sold under agreements to repurchase	57,420	—	57,420	—	47,442	14,043	(4,065)

As of December 31, 2019
Securities borrowed	$754,441	$—	$754,441	$—	$751,913	$—	$2,528
Securities loaned	1,601,866	—	1,601,866	—	1,585,036	—	16,830
Securities sold under agreements to repurchase	23,244	—	23,244	—	27,384	—	(4,140)
(a)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(b)Includes the amount of cash collateral held/posted.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
        The following tables present gross obligations for securities loaned and securities sold under agreements to repurchase by remaining contractual maturity and class of collateral pledged as of March 31, 2020 and December 31, 2019:

	Open and Overnight	Up to 30 days	31 - 90 days	Greater than 90 days	Total
	(dollars in thousands)
As of March 31, 2020
Securities loaned
Common stock	$775,765	$—	$—	$—	$775,765
Corporate bonds	222,029	—	—	—	222,029
Securities sold under agreements to repurchase	—	49,543	7,878	—	57,421
As of December 31, 2019
Securities loaned
Common stock	$1,343,478	$—	$—	$—	$1,343,478
Corporate bonds	258,388	—	—	—	$258,388
Securities sold under agreements to repurchase	—	—	23,244	—	$23,244
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $5.7 billion and $563.0 million as of March 31, 2020 and $6.1 billion and $617.5 million as of December 31, 2019, respectively. The carrying value of the Company's exposure to loss for these variable interest entities as of March 31, 2020 was $209.2 million, and as of December 31, 2019 was $241.2 million, all of which is included in other investments, at fair value in the accompanying condensed consolidated statements of financial condition. The exposure to loss primarily relates to the Consolidated Fund's investment in the Unconsolidated Master Fund and the Company's investment in unconsolidated investment companies. Additionally, the Company's maximum exposure to loss for the variable interest entities noted above as of March 31, 2020 and December 31, 2019, was $226.1 million and $261.7 million, respectively.  The maximum exposure to loss often differs from the carrying value of exposure to loss of the variable interests. The maximum exposure to loss is dependent on the nature of the variable interests in the VIEs and is limited to the notional amounts of certain commitments and guarantees.
b. Consolidated Funds
Securities owned, at fair value
As of March 31, 2020 and December 31, 2019, securities owned, at fair value, held by the Consolidated Funds consisted of the following:

	As of March 31, 2020	As of December 31, 2019
	(dollars in thousands)
Preferred stock	$4,393	$4,393
Common stock	317,839	200,306
Government bonds (a)	24,998	161,607
Corporate bonds (b)	2,655	3,405
Warrants and rights	5,611	5,567
	$355,496	$375,278
(a)As of March 31, 2020, the maturity was April 2020 with an interest rate of 0%. As of December 31, 2019, maturities ranged from February 2020 to March 2020 and interest rates were 0%.
(b)As of March 31, 2020, the maturity was May 2026 with an interest rate of 6.25%. As of December 31, 2019, the maturity was July 2023 with an interest rate of 7.50%.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Receivable on derivative contracts
As of March 31, 2020 and December 31, 2019, receivable on derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of March 31, 2020	As of December 31, 2019
	(dollars in thousands)
Currency forwards	$3,621	$3,302
Equity swaps	10,271	927
Options	3,400	1,604
	$17,292	$5,833
Payable for derivative contracts
As of March 31, 2020 and December 31, 2019, payable for derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of March 31, 2020	As of December 31, 2019
	(dollars in thousands)
Currency forwards	$186	$88
Equity swaps	17,093	3,931
Options	787	750
	$18,066	$4,769
Other investments, at fair value
Investments in Portfolio Funds, at fair value
As of March 31, 2020 and December 31, 2019, investments in Portfolio Funds, at fair value, included the following:

	As of March 31, 2020	As of December 31, 2019
	(dollars in thousands)
Investments of Enterprise LP	$88,675	$99,153
Investments of Merger Fund	61,014	76,616
	$149,689	$175,769
Consolidated portfolio fund investments of Enterprise LP
On May 12, 2010, the Company announced its intention to close Enterprise Master. Enterprise LP operated under a "master-feeder" structure up until January 1, 2019, when Enterprise Master distributed its capital to each feeder and was liquidated. As of March 31, 2020 and December 31, 2019, the consolidated investments in Portfolio Funds include Enterprise LP's investment in RCG Special Opportunities Fund, Ltd which is a portfolio fund that invests in a limited number of private equity investments directly as well as through affiliated portfolio funds.
Consolidated portfolio fund investments of Merger Fund
The Merger Fund operates under a "master-feeder" structure, whereby Merger Master shareholders are Merger Fund and Ramius Merger Fund Ltd. The consolidated investments in Portfolio Funds include Merger Fund's investment of $61.0 million and $76.6 million in Merger Master as of March 31, 2020 and December 31, 2019, respectively. The Merger Master's investment objective is to achieve consistent absolute returns while emphasizing the preservation of investor capital. The Merger Master seeks to achieve these objectives by taking a fundamental, research-driven approach to investing, primarily in the securities of issuers engaged in, or subject to, announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master invests in the securities of one or more issuers engaged in or subject to such extraordinary corporate transactions. Merger Master typically seeks to derive a profit by realizing the price differential, or "spread," between the market price of securities purchased or sold short and the market price or value of securities realized in connection with the completion or termination of the extraordinary corporate transaction, or in connection with the adjustment of market prices in anticipation thereof, while seeking to minimize the market risk associated with the aforementioned investment activities. Merger Master will, depending on market conditions, generally focus the majority of its investment program on announced transactions. If the investment manager of Merger Master considers it necessary, it may either alone or as part of a group, also initiate shareholder actions seeking to maximize value. Such shareholder actions may include, but are not

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
limited to, re-orienting management's focus or initiating the sale of the company (or one or more of its divisions) to a third party. There are no unfunded commitments at Merger Fund.
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of March 31, 2020 and December 31, 2019, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There was one indirect concentration that exceeded 5% of the Company's equity as of March 31, 2020 and December 31, 2019, respectively.
Through its investments in a Consolidated Fund and combined with direct Company investments, the Company maintained exposure to a particular investment which accounted for 5% or more of the Company's equity.

	Investment's percentage of the Company's stockholders' equity
	Issuer	Security Type	Country	Industry	Percentage of Stockholders' Equity	Market Value
						(dollars in thousands)
As of March 31, 2020	Linkem	Equity	Italy	Wireless Broadband	9.36%	$73,437
As of December 31, 2019	Linkem	Equity	Italy	Wireless Broadband	9.53%	$77,142
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Merger Master
Merger Fund's investment in Merger Master represents Merger Fund's proportionate share of Merger Master's net assets; as a result, the investment balances of Merger Master reflected below may exceed the net investment which Merger Fund has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Merger Master as of March 31, 2020 and December 31, 2019:

Merger Master

	As of March 31, 2020	As of December 31, 2019
	(dollars in thousands)
Securities owned by Merger Master, at fair value
Common stock	$175,892	$76,531
Warrants and rights	1,365	748
Corporate bonds	2,069	2,074
	$179,326	$79,353

Securities sold, not yet purchased, by Merger Master, at fair value
Common stock	$30,184	$29,623
Exchange traded funds	6,898	38,527
	$37,082	$68,150
Receivable on derivative contracts, at fair value, owned by Merger Master

	As of March 31, 2020	As of December 31, 2019
Description	(dollars in thousands)
Options	$2,945	$2,047
Equity swaps	1,890	406
	$4,835	$2,453

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Payable for derivative contracts, at fair value, owned by Merger Master

	As of March 31, 2020	As of December 31, 2019
Description	(dollars in thousands)
Options	$1,126	$1,158
Equity swaps	1,689	268
	$2,815	$1,426
7. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of March 31, 2020 and December 31, 2019:

	Assets at Fair Value as of March 31, 2020
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned, at fair value
Government bonds	$14,625	$46,573	$—	$61,198
Preferred stock	6,500	—	8,200	14,700
Common stock	630,117	507	17,510	648,134
Convertible bonds	—	—	2,786	2,786
Corporate bonds	—	13,277	2,812	16,089
Trade claims	—	—	9,648	9,648
Warrants and rights	22,893	—	598	23,491
Receivable on derivative contracts, at fair value
Currency forwards	—	1,010	—	1,010
Swaps	—	24,523	—	24,523
Options	58,002	—	332	58,334
Consolidated Funds
Securities owned, at fair value
Government bonds	24,998	—	—	24,998
Preferred stock	—	—	4,393	4,393
Common stock	217,839	—	100,000	317,839
Corporate bonds	—	2,655	—	2,655
Warrants and rights	—	—	5,611	5,611
Receivable on derivative contracts, at fair value
Currency forwards	—	3,621	—	3,621
Equity swaps	—	10,271	—	10,271
Options	3,400	—	—	3,400
	$978,374	$102,437	$151,890	$1,232,701
Percentage of total assets measured at fair value on a recurring basis	79.4%	8.3%	12.3%
Portfolio Funds measured at net asset value (a)				113,627
Carried interest (a)				20,729
Consolidated Funds' Portfolio Funds measured at net asset value (a)				149,689
Equity method investments				28,918
Total investments				$1,545,664

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of March 31, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased, at fair value
Government bonds	$—	$46,573	$1,500	$48,073
Common stock	460,059	—	—	460,059
Corporate bonds	—	3,602	800	4,402
Preferred stock	6,405	—	—	6,405
Warrants and rights	8,532	—	—	8,532
Payable for derivative contracts, at fair value
Futures	87	—	—	87
Currency forwards	—	1,883	—	1,883
Swaps	—	9,469	—	9,469
Options	59,144	—	1,802	60,946
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	28,658	28,658
Consolidated Funds
Payable for derivative contracts, at fair value
Currency forwards	—	186	—	186
Options	787	—	—	787
Equity swaps	—	17,093	—	17,093
	$535,014	$78,806	$32,760	$646,580
Percentage of total liabilities measured at fair value	82.7%	12.2%	5.1%
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
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during the second quarter of 2016 and the first quarter of 2019, the Company is required to pay to the sellers a portion of future net income and/or revenues of the acquired businesses, if certain targets are achieved through the periods ended December 31, 2019 and December 31, 2023, respectively. For the acquisition that closed during 2016, the Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. For the acquisition that closed during 2019, the Company estimated the contingent consideration liability using the present value of the Monte Carlo simulated revenue. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of March 31, 2020 can range from $1.0 million to $40.0 million.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Assets at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned, at fair value
Government bonds	$15,916	$—	$—	$15,916
Preferred stock	4,821	—	7,835	12,656
Common stock	1,527,769	1,249	17,466	1,546,484
Convertible bonds	—	—	2,500	2,500
Corporate bonds	—	23,079	2,421	25,500
Trade claims	—	—	7,320	7,320
Term loan	—	1,067	—	1,067
Warrants and rights	21,515	—	594	22,109
Receivable on derivative contracts, at fair value
Swaps	—	2,911	—	2,911
Options	59,730	—	336	60,066
Consolidated Funds
Securities owned, at fair value
Government bonds	161,607	—	—	161,607
Preferred stock	—	—	4,393	4,393
Common stock	200,306	—	—	200,306
Corporate bonds	—	3,405	—	3,405
Warrants and rights	—	—	5,567	5,567
Receivable on derivative contracts, at fair value
Currency forwards	—	3,302	—	3,302
Equity swaps	—	927	—	927
Options	1,604	—	—	1,604
	$1,993,268	$35,940	$48,432	$2,077,640
Percentage of total assets measured at fair value on a recurring basis	95.9%	1.7%	2.3%
Portfolio Funds measured at net asset value (a)				114,504
Carried interest (a)				30,360
Consolidated Funds' Portfolio Funds measured at net asset value (a)				175,769
Equity method investments				40,858
Total investments				$2,439,131

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased, at fair value
US Government securities	$—	$—	$1,950	$1,950
Common stock	$425,448	$—	$—	$425,448
Corporate bonds	—	4,933	1,000	5,933
Preferred stock	3,686	—	—	3,686
Warrants and rights	14,819	—	—	14,819
Payable for derivative contracts, at fair value
Futures	217	—	—	217
Currency forwards	—	851	—	851
Swaps	—	23,169	—	23,169
Options	33,604	—	2,920	36,524
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	30,896	30,896
Consolidated Funds
Payable for derivative contracts, at fair value
Currency forwards	—	88	—	88
Options	750	—	—	750
Equity swaps	—	3,931	—	3,931
	$478,524	$32,972	$36,766	$548,262
Percentage of total liabilities measured at fair value	87.3%	6.0%	6.7%
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
The following table includes a roll forward of the amounts for the three months ended March 31, 2020 and 2019 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2020
	Balance at December 31, 2019	Transfers in		Transfers out	Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at March 31, 2020	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$7,835	$—		$—	$365	$—	$—	$8,200	$—
Common stock	17,466	—		—	1,798	(593)	(1,161)	17,510	(1,257)
Convertible bonds	2,500	—		—	286	—	—	2,786	—
Corporate bond	2,421	—		—	422	(24)	(7)	2,812	12
Options, asset	336	—		—	—	—	(4)	332	(4)
Options, liability	2,920	—		—	—	—	(1,118)	1,802	(1,118)
Warrants and rights	594	—		—	—	—	4	598	4
Trade claims	7,320	1,044	(a)	—	1,399	—	(115)	9,648	(115)
Corporate bond, liability	1,000	—		—	—	—	(200)	800	(200)
Government bonds, liability	1,950	—		—	—	—	(450)	1,500	(450)
Contingent consideration liability	30,896	—		—	—	(1,400)	(838)	28,658	(838)
Consolidated Funds
Preferred stock	4,393	—		—	—	—	—	4,393	—
Common stock	—	—		—	100,000	—	—	100,000	—
Warrants and rights	$5,567	$—		$—	$—	$—	$44	$5,611	$44

	Three Months Ended March 31, 2019
	Balance at December 31, 2018	Transfers in	Transfers out	Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at March 31, 2019	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$5,168	$—	$—	$2,000	$—	$(11)	$7,157	$(11)
Common stock	9,850	—	—	1,262	(5,952)	(209)	4,951	(7)
Convertible bonds	3,000	—	—	5,000	(3,000)	—	5,000	—
Corporate bond	—	—	—	261	—	—	261	—
Options, liability	2,096	—	—	—	(4)	(359)	1,733	(359)
Warrants and rights	1,666	—	—	—	(116)	(1,096)	454	(109)
Trade claim	5,543	—	—	—	(56)	—	5,487	—
Contingent consideration liability	3,070	—	—	27,700	(1,234)	—	29,536	—
Consolidated Funds
Preferred stock	24,314	—	—	—	—	8	24,322	8
Common stock	94	—	—	407	—	516	1,017	516
Warrants and rights	$5,279	$—	$—	$(1,088)	$—	$517	$4,708	$(570)
(1) Unrealized gains/losses are reported in other income (loss) in the accompanying condensed consolidated statements of operations.
(a) The security stopped trading on an open market.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table includes quantitative information as of March 31, 2020 and December 31, 2019 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value March 31, 2020	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Level 3 Assets	(dollars in thousands)
Options	331	Discounted cash flows Guideline companies	Discount rate Market Multiples	10% - 12% 6.25x - 6.75x	11% 6.5x
Trade claims	3,747	Discounted cash flows	Discount rate	20%	20%
Warrants and rights	6,210	Model based Discounted cash flows	Volatility Discount rate	36% 6.6%	36% 6.6%
Corporate and convertible bonds	311	Discounted cash flows Recovery	Discount rate Probability of recovery	20% 1% to 3%	20% 2.25%
Other level 3 assets (a)	141,291
Total level 3 assets	$151,890
Level 3 Liabilities
Options	1,802	Option pricing models	Volatility	35%	35%
Contingent consideration liability	28,658	Discounted cash flows Monte Carlo simulation	Discount rate Volatility	16%-22% 22%	16% 22%
Other level 3 liabilities (a)	2,300
Total level 3 liabilities	$32,760

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2019	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$10,876	Discounted cash flows / Guideline companies	Discount rate Market Multiples	8% - 11.25% 6.5x - 7x	10.4% 6.75x
Trade claims	24	Discounted cash flows	Discount rate	20%	20%
Warrants and rights	6,162	Model based Discounted cash flows	Volatility Discount rate	30% 6% to 7%	—% 6.1%
Options	336	Option pricing models	Discount rate Market Multiples	9.75% - 11.25% 6.5x - 7x	10.5% 6.75x
Corporate and convertible bonds	311	Discounted cash flows Recovery	Discount rate Probability of recovery	20% 1% to 3%	20% 2.3%
Other level 3 assets (a)	30,723
Total level 3 assets	$48,432
Level 3 Liabilities
Options	2,920	Option pricing models	Volatility	35% to 40%	35%
Contingent consideration liability	30,896	Discounted cash flows	Discount rate Volatility	15%-22% 17%	15% 17%
Other level 3 liabilities (a)	2,950
Total level 3 liabilities	$36,766
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Other financial assets and liabilities
The following table presents the carrying values and fair values, at March 31, 2020 and December 31, 2019, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value (see Note 2e).

	March 31, 2020				December 31, 2019				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$270,079		$270,079		$301,123		$301,123		Level 1
Cash collateral pledged	7,538		7,538		6,563		6,563		Level 2
Segregated cash	131,266		131,266		107,328		107,328		Level 1
Securities borrowed	971,430		971,430		754,441		754,441		Level 2
Loans receivable	37,659		37,659	(d)	42,830		42,830	(d)	Level 3
Consolidated Funds
Cash and cash equivalents	39,721		39,721		30,874		30,874		Level 1
Financial Liabilities
Securities sold under agreements to repurchase	57,420		47,442		23,244		27,384		Level 2
Securities loaned	997,794		997,794		1,601,866		1,601,866		Level 2
Convertible debt	119,929	(a)	130,065	(b)	118,688	(a)	148,786	(b)	Level 2
Notes payable and other debt	407,531	(e)	354,043	(c)	345,451	(e)	372,591	(c)	Level 2
(a)The carrying amount of the convertible debt includes an unamortized discount of $13.7 million and $14.9 million as of March 31, 2020 and December 31, 2019, respectively.
(b)The convertible debt includes the conversion option and is based on the last broker quote available.
(c)Notes payable and other debt are based on the last broker quote available.
(d)The fair market value of level 3 loans is calculated using discounted cash flows where applicable.
(e)The carrying amount of the notes payable and other debt includes an unamortized premium of $0.4 million and $0.5 million as of March 31, 2020 and December 31, 2019, respectively.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
8. Deposits with Clearing Organizations, Brokers and Banks
Under the terms of agreements between the Company and some of its clearing organizations, brokers and banks, balances owed are collateralized by certain of the Company's cash and securities balances. As of March 31, 2020 and December 31, 2019, the Company had a total of $131.9 million and $91.8 million, respectively, in deposit accounts with clearing organizations, brokers and banks that could be used as collateral to offset losses incurred by the clearing organizations, brokers and banks, on behalf of the Company's activities, if such losses were to occur.
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
As of March 31, 2020 and December 31, 2019, amounts receivable from brokers, dealers and clearing organizations include:

	As of March 31, 2020	As of December 31, 2019
	(dollars in thousands)
Broker-dealers	$621,271	$623,523
Securities failed to deliver	98,810	45,673
Clearing organizations	46,345	3,180
Securities borrowed interest receivable	6,891	9,319
	$773,317	$681,695
As of March 31, 2020 and December 31, 2019, amounts payable to brokers, dealers and clearing organizations include:

	As of March 31, 2020	As of December 31, 2019
	(dollars in thousands)
Broker-dealers	$92,103	$185,838
Securities failed to receive	153,133	57,580
Clearing organizations	78,546	18,063
Securities loaned interest payable	6,314	9,537
	$330,096	$271,018

10. Receivable From and Payable To Customers
As of March 31, 2020 and December 31, 2019, receivable from customers of $193.0 million and $105.6 million, respectively, consist of amounts owed by customers relating to securities transactions not completed on settlement date and receivables arising from the prepayment of Commission Sharing Agreements ("CSA"), net of an allowance for credit losses. A prepaid CSA is established for research-related disbursements in advance of anticipated customer commission volumes.
As of March 31, 2020 and December 31, 2019, payable to customers of $488.8 million and $430.2 million, respectively, include amounts due on cash and margin transactions to the Company's clients, some of which have their assets held by a Company omnibus account, which are included within receivables from brokers, dealers and clearing organizations in the accompanying condensed consolidated statements of financial condition. In the omnibus structure, positions that are owned by Cowen International Ltd are fully cross collateralized by client funds, meaning that the Company, for all intents and purposes, has no market risk. Additionally, Cowen International Ltd has no obligation to settle any trade that it deems inappropriate from a risk perspective, adding an important market and counterparty risk mitigating factor.
11. Commission Management Payable
The Company receives a gross commission from various clearing brokers, which is then used to fund commission sharing and recapture arrangements, less the portion retained as income to the Company. Accrued commission sharing and commission recapture payable of $112.7 million and $71.6 million, as of March 31, 2020 and December 31, 2019, respectively, are classified as commission management payable in the accompanying condensed consolidated statements of financial condition.

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

	As of March 31, 2020	As of December 31, 2019
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and investment funds
Consolidated Funds	$318,001	$391,275
Nonredeemable non-controlling interests in consolidated subsidiaries and investment funds
Operating companies	11,463	11,513
Consolidated Funds	126,778	82,807
	$456,242	$485,595

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds
Operating companies	$127	$112
Consolidated Funds	(62,315)	400
	$(62,188)	$512

13. Reinsurance
The Company's wholly-owned Luxembourg subsidiary, Hollenfels Re SA ("Hollenfels") provides reinsurance to third party insurance and reinsurance companies. Hollenfels's share of claims incurred and paid during the periods below, as well as claims incurred but not reported plus outstanding claims as of the end of the periods below ("Claims IBNR") were as follows:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Incurred and paid claims	$4,235	$2,907
Claims IBNR	$17,293	$10,135
Hollenfels utilizes several methods to determine its Claims IBNR. It generally employs an estimation methodology whereby historical average claims ratios over a period of up to 10 years are utilized, based on availability of data. In cases where current claims development contradicts historical results, Hollenfels employs a method to average claims ratios derived through different actuarial calculation methods. Also, if an event occurs that may give rise to significant future claims in excess of the amount calculated using the above-mentioned methodologies, the impact of such an event is calculated using existing claims data and actuarial estimation methods to adjust Hollenfels's Claims IBNR. During the three months ended March 31, 2020, Hollenfels calculated its claim liability or claim adjustment expenses using the above-mentioned methods consistent with prior years.
While Hollenfels typically settles its premiums and claim payments on a quarterly basis, the frequency of claims in the underlying policies is impractical for Hollenfels to obtain. Certain contracts Hollenfels has written are on a quota-share basis while the rest of the policies provide aggregate loss protection, rendering the collection of information for all underlying contracts impracticable. Hollenfels did not discount any of its reserves and did not cede any portion of its exposures during the three months ended March 31, 2020 and 2019.
14. Share-Based and Deferred Compensation and Employee Ownership Plans
The Company issues share-based compensation under the 2010 Equity and Incentive Plan (the "2010 Equity Plan"). The 2010 Equity Plan permits the grant of options, restricted shares, restricted stock units, and other equity-based awards to the Company's employees and directors. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued, both of which are eligible to accrue dividend equivalents, may be immediately vested or may generally vest over a two-to five-year period. Awards are subject to the risk of forfeiture. As of March 31, 2020, there were 0.1 million shares available for future issuance under the 2010 Equity Plan.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Under the 2010 Equity Plan, the Company awarded $50.1 million of deferred cash awards to its employees during the three months ended March 31, 2020. These awards vest over a four-year period and accrue interest at 0.70% per year. As of March 31, 2020, the Company had unrecognized compensation expense related to the 2010 Equity Plan deferred cash awards of $100.7 million.
The Company measures compensation cost for share-based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share-based awards on a straight-line basis over the vesting period of the option or award, net of estimated forfeitures. In relation to awards under the 2010 Equity Plan, the Company recognized compensation expense of $8.3 million and $7.8 million for the three months ended March 31, 2020 and 2019, respectively. The income tax effect recognized for the 2010 Equity Plan was a benefit of $1.8 million and $2.1 million for the three months ended March 31, 2020 and 2019, respectively.
Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value
Beginning balance outstanding	5,364,486	$16.67	5,962,295	$15.73
Granted	2,140,932	17.39	1,781,949	16.97
Vested	(640,084)	14.63	(768,468)	16.69
Canceled	(87,348)	14.80	(233,333)	14.12
Forfeited	(30,562)	15.86	(144,346)	13.84
Ending balance outstanding	6,747,424	$17.12	6,598,097	$16.05

Included in the restricted share and restricted stock unit activity are performance-linked restricted stock units of 1,033,333 which were awarded in March 2016 and April 2019. Of the awards granted, 145,986 have vested and 320,681 have been canceled, as they did not meet the performance criteria, through March 31, 2020. The remaining awards, included in the outstanding balance as of March 31, 2020, vest between December 2020 and December 2021 and will be earned only to the extent that the Company attains specified market conditions relating to its volume-weighted average share price and total shareholder return in relation to certain benchmark indices and performance goals relating to aggregate net income and average return on shareholder equity. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 200% of the targeted award. Each RSU is equal to the one share of the Company's Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.
The fair value of restricted stock (excluding certain performance-linked units which are valued using the Monte Carlo valuation model) is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of March 31, 2020, there was $86.1 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.73 years.
Restricted Shares and Restricted Stock Units Granted to Non-Employee Board Members
There were no restricted stock units awarded or delivered to non-employee board members during the three months ended March 31, 2020. As of March 31, 2020 there were 216,912 restricted stock units outstanding. There were no restricted stock units awarded during the three months ended March 31, 2019. As of December 31, 2019 there were 216,912 restricted stock units outstanding.

15. Income Taxes
The taxable results of the Company’s U.S. operations are included in the consolidated income tax returns of Cowen, Inc. as well as stand-alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings have to be submitted on a stand-alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries that file tax returns are United Kingdom, Luxembourg, Gibraltar, Germany, Switzerland, South Africa, Canada and Hong Kong.
The Company calculates its U.S. tax provision using the actual effective tax rate methodology. Historically, the Company calculated its U.S. tax provision using the annualized effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. To the extent that information is not available for the Company to fully determine the full year estimated impact of an item of income or tax adjustment, the Company calculates the tax impact of such item discretely. Due to the uncertainty caused by the COVID-19 outbreak, the Company concluded that it cannot reliably estimate its annual effective tax rate. As such, the actual effective tax rate for the year-to-date period is being used. Based on these methodologies, the Company’s effective income tax rate was 1.60% and 20.95% for the three months ended March 31, 2020 and 2019, respectively.
For the three months ended March 31, 2020, the effective tax rate differs from the statutory rate of 21% primarily due to income attributable to non-controlling interests in consolidated subsidiaries and funds, foreign taxes, as well as other nondeductible expenses. For the three months ended March 31, 2019, the effective tax rate differs from the statutory rate of 21% primarily due to income attributable to non-controlling interests in consolidated subsidiaries and funds, stock compensation, state and foreign taxes, as well as other nondeductible expenses.
As a result of the enactment of Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed on March 27, 2020, the Company is required to assess the tax impact of the Act in the quarter the law was enacted. Based on the preliminary analysis, there was no material impact on the Company's financial statements as of March 31, 2020.
The Company recorded an uncertain tax position liability of $0.3 million as of March 31, 2020 and December 31, 2019 related to New York State tax matters.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of March 31, 2020, the Company has a valuation allowance against deferred tax assets related to its foreign tax credits and foreign net operating losses.
The Company is subject to examination by the United States Internal Revenue Service as well as state, local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York, United Kingdom, Luxembourg, Germany and Switzerland. Currently, the Company is under audit by New York State and State of Massachusetts for the 2013 to 2017 tax years and 2016 to 2017 tax years, respectively. Management is not expecting a material tax liability from these audits.
The Company continues to permanently reinvest the capital and accumulated earnings of its subsidiaries in the United Kingdom, Germany, Switzerland, Canada, South Africa and Hong Kong.
16. Commitments and Contingencies
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
For the three months ended March 31, 2020 and 2019, quantitative information regarding the Company's operating lease obligations reflected in the accompanying condensed consolidated statements of operations were as follows:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Lease cost
Operating lease cost	$5,685	$6,010
Short-term lease cost	146	128
Variable lease cost	788	757
Sublease income	(216)	(267)
Total lease costs	$6,403	$6,628

The following table summarizes the supplemental cash flow information and certain other information related to operating leases for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,578	$7,793

Weighted average remaining lease term - operating leases (in years)	5.11	5.73
Weighted average discount rate - operating leases	4.14%	4.15%
As of March 31, 2020, maturities of the outstanding operating lease liabilities for the Company were as follows:

	Equipment Leases (operating)	Real Estate and Other Facility Rental (a) (b)
	(dollars in thousands)
2020	$280	$16,006
2021	223	24,373
2022	91	20,850
2023	3	17,595
2024	—	14,774
Thereafter	—	10,084
Total operating leases	597	103,682
Less discount	49	12,249
Less short-term leases	—	146
Total lease liability	$548	$91,287
(a)The Company has entered into various agreements to sublease certain of its premises.
(b)During the three months ended March 31, 2020, the Company recognized operating right-of-use assets and leases liabilities of $0.1 million for equipment leases.
See Note 17 for further information on the finance lease minimum payments.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Other Commitments
As of March 31, 2020, future minimum annual service payments for the Company were as follows:

Service Payments
(dollars in thousands)
2020	$20,251
2021	17,787
2022	9,991
2023	4,095
2024	1,938
Thereafter	4,401
Total service payment commitments	$58,463

Unfunded Commitments
The following table summarizes unfunded commitments as of March 31, 2020:

Entity	Unfunded Commitments	Commitment Term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	$7,957	5 years
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.)	$81	5 years
Lagunita Biosciences, LLC	$250	4 years
Eclipse Fund II, L.P.	$180	6 years
Eclipse Continuity Fund I, L.P.	$68	7 years
Cowen Healthcare Investments II LP	$2,524	2 years
Cowen Healthcare Investments III LP	$8,803	7 years
Cowen Sustainable Investments I LP	$12,989	10 years
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
17. Convertible Debt and Notes Payable
As of March 31, 2020 and December 31, 2019, the Company's outstanding debt was as follows:

	As of March 31, 2020	As of December 31, 2019
	(dollars in thousands)
Convertible debt	$119,929	$118,688
Notes payable	307,019	306,818
Spike line	35,000	—
Revolving credit facility	25,000	—
Term loan	32,180	32,180
Other notes payable	4,719	2,516
Finance lease obligations	3,613	3,937
	$527,460	$464,139
Convertible Debt
December 2022 Convertible Notes
The Company, on December 14, 2017, issued $135.0 million aggregate principal amount of 3.0% convertible senior notes due December 2022 (the “December 2022 Convertible Notes”). The December 2022 Convertible Notes are due on December 15, 2022 unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such date. The interest on the December 2022 Convertible Notes is payable semi-annually on December 15 and June 15 of each year. The December 2022 Convertible Notes are senior unsecured obligations of Cowen. The December 2022 Convertible Notes may be converted into cash or shares of Class A common stock at the Company's election based on the current conversion price. The December 2022 Convertible Notes were issued with an initial conversion price of $17.375 per share of Cowen's Class A common stock.
The Company used the net proceeds, together with cash on hand, from the offering for general corporate purposes, including the repurchase or repayment of $115.1 million of the Company's outstanding 3.0% cash convertible senior notes due March 2019 (the "March 2019 Convertible Notes") and the repurchase of approximately $19.5 million of the Company's shares of its Class A common stock, which were consummated substantially concurrently with the closing of the offering. As of March 31, 2020, the outstanding principal amount of the December 2022 Convertible Notes was $135.0 million. On June 26, 2018, the Company received shareholder approval for the Company to settle the December 2022 Convertible Notes entirely in Class A common stock. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity.
The Company recorded interest expense of $1.0 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively. The Company recognized the embedded cash conversion option at issuance date fair value, which also represents the initial unamortized discount on the December 2022 Convertible Notes of $23.4 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $1.1 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
carrying value of the debt and will be amortized over the life of the December 2022 Convertible Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
March 2019 Convertible Notes
On March 10, 2014, the Company issued $149.5 million of 3.0% cash convertible senior notes (the "March 2019 Convertible Notes"). The March 2019 Convertible Notes matured on March 15, 2019 and were fully repaid by the Company. The Company recorded interest expense of $0.1 million for the three months ended March 31, 2019. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations was $0.3 million for the three months ended March 31, 2019, based on an effective interest rate of 8.89%.
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, which is shown net in notes payable in the accompanying condensed consolidated statement of financial condition. To date the May 2024 Notes have maintained their initial private rating, and the interest rate has remained unchanged. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $1.4 million for the three months ended March 31, 2020. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in December 2019, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the "June 2033 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $1.9 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the "December 2027 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
Term Loan
On June 30, 2017, a subsidiary of the Company borrowed $28.2 million to fund general corporate purposes. This term loan has an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire principal amount due (as amended) on June 26, 2020. In July 2019, the subsidiary of the Company borrowed an additional $4.0 million to fund general corporate purposes. The loan is secured by the value of the Company's limited partnership interests in two affiliated investment funds. The Company has provided a guarantee for this loan. The Company recorded interest expense of $0.4 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.
Other Notes Payable
During January 2020, the Company borrowed $2.9 million to fund insurance premium payments. This note had an effective interest rate of 2.01% and was due in December 2020, with monthly payment requirements of $0.3 million. As of March 31, 2020, the outstanding balance on this note was $2.3 million. Interest expense for the three months ended March 31, 2020 was insignificant.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
During November 2019, the Company borrowed $2.6 million to fund general corporate capital expenditures. This note had an effective interest rate of 6% and is due in November 2024, with monthly payment requirements of $0.1 million. As of March 31, 2020, the outstanding balance on this note was $2.4 million. Interest expense for the three months ended March 31, 2020 was insignificant.
Spike Line
In August 2019, Cowen Execution renewed a one-year committed spike line facility to cover short term increases in National Securities Clearing Corporation margin deposit requirements. The spike line facility has a capacity of $70 million. This facility has (i) an effective interest rate equal to the Federal Funds rate plus 2.50% on any money drawn from the liquidity facility and (ii) a commitment or unused line fee that is 50 basis points on the undrawn amount. Outstanding borrowings on this liquidity facility at March 31, 2020 were $35 million. Interest expense for the three months ended March 31, 2020 was $0.1 million.
Revolving Credit Facility
In December 2019, the Company entered into a two-year committed corporate credit facility with a capacity of $25 million. This credit facility has (i) an effective interest rate equal to LIBOR plus 3.25% on any money drawn from the credit facility and (ii) a commitment or unused line fee that is 50 basis points on the undrawn amount. Outstanding borrowings on this corporate credit facility at March 31, 2020 were $25 million. Interest expense for the three months ended March 31, 2020 was $0.2 million.
Finance Lease Obligations
The Company has entered into various finance leases for computer equipment. These finance lease obligations are included in notes payable and other debt in the accompanying condensed consolidated statements of financial condition.
For the three months ended March 31, 2020 and 2019, quantitative information regarding the Company's finance lease obligations reflected in the accompanying condensed consolidated statements of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	$308	$368
Interest on lease liabilities	49	63
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	49	63
Financing cash flows from finance leases	$314	$394

Weighted average remaining lease term - operating leases (in years)	2.97	3.90
Weighted average discount rate - operating leases	4.88%	4.93%

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Annual scheduled maturities of debt and minimum payments (of principal and interest) for all debt outstanding as of March 31, 2020, are as follows:

	Convertible Debt	Notes Payable	Spike Line	Revolving Credit Facility	Term Loan	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2020	$4,050	$19,075	$35,000	$25,101	$32,596	$2,799	$922
2021	4,050	23,548	—	—	—	593	1,394
2022	139,050	23,548	—	—	—	593	1,163
2023	—	23,548	—	—	—	593	411
2024	—	98,721	—	—	—	543	11
Thereafter	—	334,304	—	—	—	—	—
Subtotal	147,150	522,744	35,000	25,101	32,596	5,121	3,901
Less (a)	(27,221)	(215,725)	—	(101)	(416)	(402)	(288)
Total	$119,929	$307,019	$35,000	$25,000	$32,180	$4,719	$3,613
(a)Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the Company's convertible debt.
Letters of Credit
As of March 31, 2020, the Company has the following six irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged collateral for reinsurance agreements which amounted to $2.9 million as of March 31, 2020, and $2.0 million as of December 31, 2019, which are released annually between March 2020 and March 2023 based on the policy periods covered by the reinsurance agreements.

Location	Amount	Maturity
	(dollars in thousands)
New York	$360	April 2021
New York	$398	October 2020
New York	$1,125	October 2020
New York	$1,635	November 2020
Boston	$379	March 2021
San Francisco	$711	October 2025
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of March 31, 2020 and December 31, 2019 there were no amounts due related to these letters of credit.
18. Stockholder's Equity
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and accrued a cash dividend of $1.7 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Embedded Cash Conversion Option on the December 2022 Convertible Notes
Upon issuance of the December 2022 Convertible Notes (see Note 17), the Company recognized the embedded cash conversion option at fair value of $23.4 million which was valued as of June 26, 2018 at $29.0 million. On June 26, 2018, the Company received shareholder approval for the Company to settle the December 2022 Convertible Notes entirely in Class A common stock. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity.
Cash Dividends to Common Stockholders
On February 11, 2020, the Board of Directors declared a quarterly cash dividend payable on its common stock of $0.04 per common share, payable on March 16, 2020, to common stockholders of record on March 2, 2020. Dividends are payable on all outstanding shares and on granted but unvested shares under the 2010 Equity Plan on the date of record (See Note 14). During the three months ended March 31, 2020, the Company accrued $1.4 million of cash dividends to its common stockholders.
Treasury Stock
Treasury stock of $305.2 million as of March 31, 2020, compared to $284.3 million as of December 31, 2019, resulted from $2.8 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the 2010 Equity Plan or other similar transactions, $0.05 million received from an escrow account established to satisfy the Company's indemnification claims arising under the terms of the purchase agreement entered into in connection with the Company's acquisition of Convergex Group, LLC and $18.0 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the three months ended March 31, 2020:

	Treasury Stock Shares	Cost (dollars in thousands)	Average Cost per Share
Balance outstanding at December 31, 2019	18,605,581	$284,301	$15.28
Shares purchased for minimum tax withholding under the 2010 Equity Plan or other similar transactions	228,557	2,825	12.36
Shares of stock received in respect of indemnification claims	3,051	48	15.57
Purchase of treasury stock	1,383,657	18,018	13.02
Balance outstanding at March 31, 2020	20,220,846	$305,192	$15.09

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
19. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income includes the after tax change in unrealized gains and losses on foreign currency translation adjustments. During the periods presented, the Company did not have material reclassifications out of other comprehensive income.

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Beginning balance	$(5)	$(5)
Foreign currency translation	—	—
Ending balance	$(5)	$(5)

20. Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of common shares outstanding for the period. As of March 31, 2020, there were 27,628,117 shares of Class A common stock outstanding. As of March 31, 2020, the Company has included 216,912 fully vested, unissued restricted stock units in its calculation of basic earnings per share. As of December 31, 2019, there were 28,610,357 shares of Class A common stock outstanding. As of December 31, 2019, the Company has included 216,912 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive items. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares, restricted stock units, and SARs. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options and warrants are assumed to have been exercised, for the entire period being presented. The number of performance-linked unvested restricted stock units that are included in the calculation are at the amount that could be earned using current payout rates. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the amount of compensation cost attributed to future services and not yet recognized. As of March 31, 2020, all outstanding unvested restricted shares, performance-linked unvested restricted stock units and contingently issued common stock were not included in the computation of diluted net income (loss) per share of common stock for the three months ended March 31, 2020 as their inclusion would have been anti-dilutive.
The Company can elect to settle the Series A Convertible Preferred Stock in shares, cash, or a combination of both. The Company's intent is to settle in cash and, based on current and projected liquidity needs, the Company has the ability to do so.
The computation of earnings per share is as follows:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands, except share and per share data)
Net income (loss)	$(72,111)	10,295
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(62,188)	512
Net income (loss) attributable to Cowen Inc.	(9,923)	9,783
Preferred stock dividends	1,698	1,698
Net income (loss) attributable to Cowen Inc. common stockholders	$(11,621)	$8,085

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	28,598	29,750
Restricted stock	—	1,875
Weighted average shares used in diluted computation	28,598	31,625
Earnings (loss) per share:
Basic	$(0.41)	$0.27
Diluted	$(0.41)	$0.26

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
21. Segment Reporting
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
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for Consolidated Funds and excludes (ii) goodwill and intangible impairment (iii) certain other transaction-related adjustments and/or reorganization expenses and (iv) certain costs associated with debt. Economic Operating Income (Loss) represents Economic Income (Loss) before depreciation and amortization expenses. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment-related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the activist business and certain investment funds. For US GAAP purposes, all of these items, are recorded in other income (loss). Economic Income (Loss) recognizes (a) incentive fees during periods when the fees are not yet crystallized for US GAAP reporting, (b) start-up costs of a fund over the expected life of the fund and (c) retainer fees, relating to investment banking activities, earned during the period that would otherwise be deferred until closing for US GAAP reporting. In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2020
				Adjustments
	Operating Company	Asset Company	Total Economic Income (Loss)	Funds Consolidation	Other Adjustments		US GAAP Net Income (Loss)
	(dollars in thousands)
Revenues
Investment banking	$98,759	$—	$98,759	$—	$6,269	(a)	$105,028
Brokerage	132,672	—	132,672	—	6,690	(b)(g)	139,362
Management fees	14,711	204	14,915	(678)	(2,633)	(c)	11,604
Incentive income (loss)	(2,487)	(2,402)	(4,889)	—	4,889	(c)	—
Investment income (loss)	(19,449)	(11,655)	(31,104)	—	31,104	(d)(g)	—
Interest and dividends	—	—	—	—	42,077	(b)(d)	42,077
Reimbursement from affiliates	—	—	—	(25)	286	(e)	261
Reinsurance premiums	—	—	—	—	10,471	(f)	10,471
Other revenue	562	—	562	—	1,288	(f)	1,850
Consolidated Funds revenues	—	—	—	3,156	—		3,156
Total revenues	224,768	(13,853)	210,915	2,453	100,441		313,809
Interest expense (Economic Income/(Loss)) / Interest and dividend expense (US GAAP)	6,343	1,435	7,778	—	31,014	(b)(d)	38,792
Total net revenues	218,425	(15,288)	203,137	2,453	69,427		275,017
Expenses
Non interest expense	211,066	859	211,925	—	16,514	(a)(e)(h)(i)	228,439
Consolidated Funds expenses	—	—	—	2,714	—		2,714
Total expenses	211,066	859	211,925	2,714	16,514		231,153
Total other income (loss)	—	—	—	(62,054)	(55,094)	(c)(d)(i)	(117,148)
Income taxes expense / (benefit)	—	—	—	—	(1,173)	(h)	(1,173)
Income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	1,740	—	1,740	(62,315)	(1,613)		(62,188)
Income (loss) attributable to Cowen Inc.	5,619	(16,147)	(10,528)	—	605		$(9,923)
Less: Preferred stock dividends	1,358	340	1,698	—	—		1,698
Economic Income (Loss)/ Income (loss) attributable to Cowen Inc. common stockholders	4,261	(16,487)	(12,226)	$—	$605		$(11,621)
Add back: Depreciation and amortization expense	5,428	6	5,434
Economic operating income (loss)	$9,689	$(16,481)	$(6,792)

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2019
				Adjustments
	Operating Company	Asset Company	Total Economic Income (Loss)	Funds Consolidation	Other Adjustments		US GAAP Net Income (Loss)
	(dollars in thousands)
Revenues
Investment banking	$82,991	$—	$82,991	$—	$(2,885)	(a)	$80,106
Brokerage	111,872	—	111,872	—	(14,409)	(b)(g)	97,463
Management fees	9,728	703	10,431	(501)	(2,789)	(c)	7,141
Incentive income (loss)	16,637	110	16,747	(544)	(16,188)	(c)	15
Investment income (loss)	9,427	842	10,269	—	(10,269)	(d)(g)	—
Interest and dividends	—	—	—	—	29,092	(b)(d)	29,092
Reimbursement from affiliates	—	—	—	(34)	322	(e)	288
Reinsurance premiums	—	—	—	—	6,591	(f)	6,591
Other revenue	1,123	36	1,159	—	(98)	(f)	1,061
Consolidated Funds revenues	—	—	—	2,340	—		2,340
Total revenues	231,778	1,691	233,469	1,261	(10,633)		224,097
Interest expense (Economic Income/(Loss)) / Interest and dividend expense (US GAAP)	5,317	1,247	6,564	—	22,520	(d)	29,084
Total net revenues	226,461	444	226,905	1,261	(33,153)		195,013
Expenses
Non interest expense	206,531	2,379	208,910	—	12,091	(a)(e)(h)(i)	221,001
Consolidated Funds expenses	—	—	—	1,482	—		1,482
Total expenses	206,531	2,379	208,910	1,482	12,091		222,483
Total other income (loss)	—	—	—	621	40,321	(c)(d)(i)	40,942
Income taxes expense / (benefit)	—	—	—	—	3,177	(h)	3,177
Income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	1,023	—	1,023	400	(911)		512
Income (loss) attributable to Cowen Inc.	18,907	(1,935)	16,972	—	(7,189)		9,783
Less: Preferred stock dividends	1,375	323	1,698	—	—		1,698
Economic Income (Loss)/ Income (loss) attributable to Cowen Inc. common stockholders	17,532	(2,258)	15,274	$—	$(7,189)		$8,085
Add back: Depreciation and amortization expense	4,939	17	4,956
Economic operating income (loss)	$22,471	$(2,241)	$20,230

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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Other Adjustments:

(a)	Economic Income (Loss) presents underwriting expenses net of investment banking revenues, expenses reimbursed from clients within their respective expense category. Economic Income (Loss) also records retainer fees, relating to investment banking activities, collectible during the period that would otherwise be deferred until closing for US GAAP reporting.

(b)	Economic Income (Loss) brokerage revenues included net securities borrowed and securities loaned activities which are shown gross in interest income and interest expense for US GAAP.

(c)	Economic Income (Loss) recognizes revenues (i) net of fund start-up costs and distribution fees paid to agents, (ii) records income from uncrystallized incentive fees and (iii) the Company's proportionate share of management and incentive fees of certain real estate operating entities, the healthcare royalty business and the activist business.

(d)	Economic Income (Loss) recognizes Company income from proprietary trading (including interest and dividends) for which the majority of this activity is shown in other income (loss) for US GAAP reporting.

(e)	Reimbursement from affiliates is shown as a reduction of Economic Income expenses, but is included as a part of revenues under US GAAP.

(f)	Economic Income (Loss) recognizes underwriting income from the Company's insurance related activities, net of expenses, within other revenue. The costs are recorded within expenses for US GAAP reporting.

(g)	Economic Income (Loss) recognizes gains and losses on investments held as part of the Company's facilitation and trading business within brokerage revenues as these investments are directly related to the markets business activities.

(h)	Economic Income (Loss) excludes income taxes and acquisition related adjustments as management does not consider these items when evaluating the performance of the segment.

(i)	Economic Income (Loss) recognizes the Company's proportionate share of expenses, for certain real estate operating entities and the activist business, for which the investments are recorded under the equity method of accounting for investments.
For the three months ended March 31, 2020 and 2019, there was no one investment fund or other customer which represented more than 10% of the Company's total revenues.
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
As of March 30, 2020, Cowen Execution and Cowen and Company were granted regulatory approval to merge. The companies anticipate completing the merger during the second quarter of 2020 with Cowen and Company being the surviving entity.
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
Cowen Prime is also subject to Commodity Futures Trading Commission Regulation 1.17 ("Regulation 1.17"). Regulation 1.17 requires net capital equal to or in excess of $45,000 or the amount of net capital required by SEC Rule 15c3-1, whichever is greater. Cowen Execution is also subject to Options Clearing Corporation ("OCC") Rule 302. OCC Rule 302 requires maintenance of net capital equal to the greater of $2.0 million or 2% of aggregate debit items. At March 31, 2020, Cowen Execution had $107.3 million of net capital in excess of this minimum requirement.
Cowen International Ltd and Cowen Execution Ltd are subject to the capital requirements of the FCA, as defined, and must exceed the minimum capital requirement set forth by the FCA.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Cowen Asia, a previously established entity, was re-registered with regulatory approval on May 17, 2019. Cowen Asia is subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources must exceed the Total Financial Resources requirement of the SFC.
As of March 31, 2020, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA or SFC requirement and excess as follows:

Subsidiary	Net Capital	Minimum Net Capital Requirement	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$134,102	$1,000	$133,102
Cowen Execution	$114,384	$7,066	$107,318
ATM Execution	$4,821	$250	$4,571
Cowen Prime	$18,122	$250	$17,872
Westminster	$18,856	$250	$18,606
Cowen International Ltd	$16,378	$6,677	$9,701
Cowen Execution Ltd	$11,609	$2,963	$8,646
Cowen Asia	$873	$387	$486
The Company's U.S. broker-dealers must also comply with SEC Rule 15c3-3 or claim an exemption pursuant to subparagraphs (k)(2)(i) or (k)(2)(ii) of that rule. Firms can rely on more than one exemption. Cowen and Company, Cowen Prime and ATM Execution claim the (k)(2)(ii) exemption with regards to some or all of their customer accounts and transactions that are introduced on a fully-disclosed basis to their clearing agents for clearing, settlement and custody. Cowen and Company, Cowen Prime and Westminster claim the (k)(2)(i) exemption with regards to customer transactions and balances that are cleared, settled and custodied in bank accounts designated as Special Accounts for the Exclusive Benefit of Customers ("Special Bank Accounts").
In accordance with the requirements of SEC Rule 15c3-3, Cowen Execution may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of March 31, 2020, Cowen Execution had segregated approximately $19.0 million of cash, while its required deposit was $10.5 million.
As a clearing broker-dealer, Cowen Execution is required to compute a reserve requirement for proprietary accounts of broker-dealers ("PAB"), as defined in SEC Rule 15c3-3. Cowen Execution conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEC Rule 15c3-3. This allows each correspondent firm that uses Cowen Execution as its clearing broker-dealer to classify its PAB account assets held at Cowen Execution as allowable assets in the correspondent's net capital calculation. At March 31, 2020, Cowen Execution had $36.0 million of cash on deposit in PAB Reserve Bank Accounts, which was less than its required deposit of $38.9 million. An additional $11.5 million was deposited on April 2, 2020 to meet the deposit requirement of SEC Rule 15c3-3.
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
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen's captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of March 31, 2020. RCG Insurance Company’s capital and surplus as of March 31, 2020 totaled approximately $31.8 million.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
23. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's investment funds and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of March 31, 2020 and December 31, 2019, $20.0 million and $20.5 million, respectively, included in fees receivable, are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the investment funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three months ended March 31, 2020 and 2019, the amounts which the Company reimbursed the investment funds it manages were immaterial. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates, and are included in due from related parties in the accompanying condensed consolidated statements of financial condition. As of March 31, 2020 and December 31, 2019, loans to employees of $12.8 million and $14.9 million, respectively, were included in due from related parties on the accompanying condensed consolidated statements of financial condition. Of these amounts $6.1 million and $7.1 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $1.1 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively. This expense is included in employee compensation and benefits in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2020, the interest income was $0.1 million for these related party loans and advances, respectively, and are included in interest and dividends in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2019, the interest income was immaterial for these related party loans and advances. This income is included in interest and dividends in the accompanying condensed consolidated statements of operations.
As of March 31, 2020 and December 31, 2019, included in due from related parties is $5.8 million and $6.5 million, respectively, related to the sales of portions of the Company's ownership interest in the activist business of Starboard Value to the Starboard principals. It is being financed through the profits of the relevant Starboard entities over a five-year period and earns interest at 5.0% per annum.  The interest income for the three months ended March 31, 2020 and 2019, was $0.1 million, respectively.
The remaining balance included in due from related parties of $6.2 million and $5.3 million as of March 31, 2020 and December 31, 2019, respectively, relates to amounts due to the Company from affiliated investment funds and real estate entities due to expenses paid on their behalf. Included in due to related parties is approximately $0.3 million as of March 31, 2020 and December 31, 2019, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of March 31, 2020 and December 31, 2019, such investments aggregated $87.8 million and $36.0 million, respectively, were included in non-controlling interests on the accompanying condensed consolidated statements of financial condition. Their share of the net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds aggregated $0.1 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively.
The Company may, at times, have unfunded commitment amounts pertaining to related parties. See Note 16 "Commitments and Contingencies" for amounts committed as of March 31, 2020.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements, which have not been disclosed, as of March 31, 2020 and December 31, 2019. Through indemnification provisions in clearing agreements with clients, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
The Company enters into secured and unsecured borrowing agreements to obtain funding necessary to cover daily securities settlements with clearing corporations. At times, funding is required for unsettled customer delivery versus payment and riskless principal transactions, as well as to meet deposit requirements with clearing organizations. Secured arrangements are collateralized by the securities. The Company maintains uncommitted financing arrangements with large financial institutions, the details of which are summarized below as of March 31, 2020.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

Lender	Contractual Amount	Available Amount	Maturity Date	Description
Pledge Lines	(dollars in thousands)
Texas Capital Bank	$75,000	$75,000	None	Secured Depository Trust Company Pledge Line
BMO Harris Bank	75,000	75,000	None	Secured Tri-Party Pledge Facility
BMO Harris Bank	150,000	150,000	None	Secured Depository Trust Company Pledge Line
Total	300,000	300,000

Spike Line
BMO Harris Bank Canadian Imperial Bank of Commerce Texas Capital Bank	70,000	35,000	August 21, 2020	Committed spike line facility to cover short term increases in National Securities Clearing Corporation margin deposit requirements
Revolving Credit Facility
BMO Harris Bank	25,000	—	December 2, 2021	Secured Corporate Revolver

Total Credit Lines	$300,000	$300,000

25. Subsequent Events
On April 24, 2020, the Board of Directors declared a quarterly cash dividend payable on its common stock of $0.04 per common share, payable on June 15, 2020, to stockholders of record on June 1, 2020.
As a result of the spread of COVID-19, economic uncertainties have arisen that are likely to negatively impact the Company’s businesses, financial condition, results of operations, cash flows, strategies and prospects. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and impact on our clients, employees, vendors and the markets in which we operate our businesses, all of which are uncertain and cannot be predicted. The extent to which COVID-19 may impact the Company’s businesses, financial condition, results of operations, cash flows, strategies or prospects cannot be reasonably estimated at this time.
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no other subsequent events requiring adjustment or disclosure in the consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
         The discussion contains forward-looking statements, which involve numerous risks and uncertainties, including, but not limited to, those described in the sections titled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K") and in Item 1A of this Quarterly Report on Form 10-Q, many of which risks are currently elevated by, and may or will continue to be elevated by, the COVID-19 pandemic. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and related notes of Cowen Inc. included elsewhere in this quarterly report. Actual results may differ materially from those contained in any forward-looking statements.
Overview

Cowen Inc., a Delaware corporation formed in 2009, is a diversified financial services firm that, together with its consolidated subsidiaries (collectively, "Cowen" or the "Company"), provides investment banking, research, sales and trading, prime brokerage, global clearing, commission management services and investment management through its two business segments: the Operating Company ("Op Co") and the Asset Company ("Asset Co").
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
•Commissions.  Our commission revenues depend for the most part on our customer's trading volumes and on the notional value of the non-U.S. securities traded by our customers.
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
External Factors Impacting Our Business
Our financial performance is highly dependent on the environment in which our businesses operate. We believe a favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low interest rates, low unemployment, strong business profitability and high business and investor confidence. Unfavorable or uncertain economic or market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability (or increases in the cost of) credit and capital, increases in inflation or interest rates, exchange rate volatility, unfavorable global asset allocation trends, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in the capital markets, global health crisis, such as the ingoing COVID-19 pandemic, or a combination of these or other factors. Until the COVID-19 pandemic subsides, we expect reduced levels in certain of our investment banking activities, reduced revenues from incentive income in our investment management business and reduced investment income. Our businesses and profitability have been and may continue to be adversely affected by market conditions in many ways, including the following:
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
Recent Developments
The COVID-19 outbreak has caused significant disruption in business activity and the financial markets both globally and in the United States. As a result of the spread of COVID-19, economic uncertainties have arisen which are likely to negatively impact our businesses, financial condition, results of operations, cash flows, strategies and prospects. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and impact on our clients, employees, vendors and the markets in which we operate our businesses, all of which is uncertain at this time and cannot be predicted. The extent to which COVID-19 may impact our financial condition or results of operations cannot be reasonably estimated at this time. For more information on the potential impacts of the COVID-19 outbreak on our businesses see “Item 1A. Risk Factors".
Basis of presentation
The unaudited condensed consolidated financial statements of the Company in this Form 10-Q are prepared in accordance with Generally Accepted Accounting Principles in the United States ("US GAAP") as promulgated by the Financial Accounting Standards Board ("FASB") through Accounting Standards Codification (the "Accounting Standards") as the source of authoritative accounting principles in the preparation of financial statements and include the accounts of the Company, its subsidiaries, and entities in which the Company has a controlling financial interest or a substantive, controlling general partner interest. All material intercompany transactions and balances have been eliminated in consolidation. Certain fund entities that are consolidated in the condensed consolidated financial statements, are not subject to these consolidation provisions with respect to their own investments pursuant to their specialized accounting.
The Company serves as the managing member/general partner and/or investment manager to affiliated fund entities which it sponsors and manages. Certain of these funds in which the Company has a substantive, controlling general partner interest are consolidated with the Company pursuant to US GAAP as described below (the “Consolidated Funds”). Consequently, the Company's condensed consolidated financial statements reflect the assets, liabilities, income and expenses of these funds on a gross basis. The ownership interests in these funds which are not owned by the Company are reflected as redeemable and nonredeemable non-controlling interests in consolidated subsidiaries in the condensed consolidated financial statements appearing elsewhere in this Form 10-Q. The management fees and incentive income earned by the Company from these funds are eliminated in consolidation.
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
•Reinsurance claims, commissions and amortization of deferred acquisition costs. Reinsurance-related expenses reflect loss and claim reserves, acquisition costs and other expenses incurred with respect to our insurance and reinsurance operations.

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
Non-controlling Interests
Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities. When non-controlling interest holders have redemption features that can be exercised at the option of the holder currently or contingent upon the occurrence of future events, their ownership has been classified as temporary equity. The remaining non-controlling interests have been classified in permanent equity as the non-controlling interests are either not redeemable at the option of the holder or the holder does not have the unilateral right to redeem its ownership interests.
Investment Fund Performance and Assets Under Management
For the three months ended March 31, 2020, the Company's activist and merger arbitrage investment strategies (including the merger arbitrage-focused UCITS Fund (as defined below)) had, in the aggregate, negative results. The Company's healthcare royalty strategy's third investment fund is now fully committed and allocations are now being made to the strategy's fourth fund. Our private healthcare strategy continues to deploy capital, having made eighteen investments in its second fund by the end of the three months ended March 31, 2020 and with a pipeline of opportunities ahead. The liquidation of certain multi-strategy hedge funds advised by the Company also continues.
As of March 31, 2020, the Company had assets under management of $10.8 billion.

Capability	Private Healthcare Investments	Healthcare Royalties	Activism	Merger Arbitrage	Sustainability	Other (a)
(dollars in millions)
AUM	$657	$3,393	$5,377	$466	$208	$676
Team
Private Equity	✓	✓			✓
Hedge Fund			✓	✓
Managed Account		✓	✓	✓
UCITS				✓
Other						✓
(a) Other capabilities include private equity funds, legacy funds, and other trading strategies.

The Company's Invested Capital
The Company invests a significant portion of its capital base to help drive results and facilitate the growth of the Op Co and Asset Co business segments. Within Op Co, management allocates capital to three primary investment categories: (i) broker-dealer capital and related trading strategies; (ii) liquid alternative trading strategies; and (iii) public and private healthcare strategies. Broker-dealer capital and related trading strategies include capital investments in the Company's broker-dealers as well as securities finance and special purpose acquisition company trading strategies to grow liquidity and returns within operating businesses.  Much of the Company's public and private healthcare strategies and liquid alternative trading strategies portfolios are invested alongside the Company's investment management clients. The Company's liquid alternative trading strategies include merger arbitrage and activist fund strategies. In addition, from time to time, the Company makes investments in private capital raising transactions of its investment banking clients.
The Company allocates capital to Asset Co's private investments. Asset Co's private investments include the Company's investment in Italian wireless broadband provider Linkem, private equity funds Formation8 and Eclipse and legacy real estate investments.
As of March 31, 2020, the Company's invested capital amounted to a net value of $666.6 million (supporting a long market value of $615.7 million), representing approximately 85% of Cowen's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen's stockholders' equity as of March 31, 2020. The total net values presented in the table below do not tie to Cowen's condensed consolidated statement of financial condition as of March 31, 2020 because they represent only some of the line items in the accompanying condensed consolidated statement of financial condition.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Op Co
Broker-dealer capital and related trading	$420.4	63%
Public and Private Healthcare	52.6	8%
Liquid Alternative Trading	66.9	10%
Asset Co
Private Investments	120.5	18%
Private Real Estate	6.2	1%
Total	666.6	85%
Cowen Inc. Stockholders' Equity	$784.8	100%
The allocations shown in the table above will change over time.
Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) (which is a non-GAAP measure) of our Op Co and Asset Co segments follows the discussion of our total consolidated US GAAP results. Economic Income (Loss) reflects, on a consistent basis for all periods presented in the Company's condensed consolidated financial statements, income earned from the Company's investment funds and managed accounts and from its own invested capital. Economic Income (Loss) excludes certain adjustments required under US GAAP. See the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company—Segment Analysis and Economic Income (Loss)," and Note 21 to the accompanying Company's condensed consolidated financial statements, appearing elsewhere in this Form 10-Q, for a reconciliation of Economic Income (Loss) to total Company US GAAP net income (loss).

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

	Condensed Consolidated Statements of Operations
	(unaudited)
	Three Months Ended March 31,		Period to Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$105,028	$80,106	$24,922	31%
Brokerage	139,362	97,463	41,899	43%
Management fees	11,604	7,141	4,463	62%
Incentive income	—	15	(15)	(100)%
Interest and dividends	42,077	29,092	12,985	45%
Reimbursement from affiliates	261	288	(27)	(9)%
Reinsurance premiums	10,471	6,591	3,880	59%
Other revenues	1,850	1,061	789	74%
Consolidated Funds revenues	3,156	2,340	816	35%
Total revenues	313,809	224,097	89,712	40%
Interest and dividends expense	38,792	29,084	9,708	33%
Total net revenues	275,017	195,013	80,004	41%
Expenses
Employee compensation and benefits	124,428	131,882	(7,454)	(6)%
Reinsurance claims, commissions and amortization of deferred acquisition costs	10,430	6,162	4,268	69%
Operating, general, administrative and other expenses	88,139	78,001	10,138	13%
Depreciation and amortization expense	5,442	4,956	486	10%
Consolidated Funds expenses	2,714	1,482	1,232	83%
Total expenses	231,153	222,483	8,670	4%
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	(43,983)	39,084	(83,067)	(213)%
Consolidated Funds net gains (losses)	(73,165)	1,858	(75,023)	(4,038)%
Total other income (loss)	(117,148)	40,942	(158,090)	(386)%
Income (loss) before income taxes	(73,284)	13,472	(86,756)	(644)%
Income tax expense (benefit)	(1,173)	3,177	(4,350)	(137)%
Net income (loss)	(72,111)	10,295	(82,406)	(800)%
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(62,188)	512	(62,700)	(12,246)%
Net income (loss) attributable to Cowen Inc.	(9,923)	9,783	(19,706)	(201)%
Preferred stock dividends	1,698	1,698	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$(11,621)	$8,085	$(19,706)	(244)%
Revenues
Investment Banking
Investment banking revenues increased $24.9 million to $105.0 million for the three months ended March 31, 2020 compared with $80.1 million in the prior year period. During the three months ended March 31, 2020, the Company completed 28 capital markets transactions, 12 strategic advisory transactions and three debt capital markets transactions. During the three months ended March 31, 2019, the Company completed 28 underwriting transactions, nine strategic advisory transactions and two debt capital markets transactions.
Brokerage
Brokerage revenues increased $41.9 million to $139.4 million for the three months ended March 31, 2020 compared with $97.5 million in the prior year period. This was attributable to an increase in cash, electronic, and options trading commission revenue and an increase in institutional services revenues. Customer trading volumes across the industry (according to Bloomberg) increased 46% for the three months ended March 31, 2020 compared to the prior year period.

Management Fees
Management fees increased $4.5 million to $11.6 million for the three months ended March 31, 2020 compared with $7.1 million in the prior year period. This increase is primarily related to the healthcare royalty business and our healthcare investments business.
Incentive Income
Revenue recognition standards, effective January 1, 2018, require the Company to recognize the majority of incentive income allocated to the Company as net gains (losses) on securities, derivatives and other investments or as incentive income when the fees are no longer subject to reversal or are crystallized.
Interest and Dividends
Interest and dividends increased $13.0 million to $42.1 million for the three months ended March 31, 2020 compared with $29.1 million in the prior year period. This is primarily attributable to securities finance activity. The increase in the securities finance activity is due to customer demand which has created greater matched book opportunities for both domestic and international securities.
Reimbursements from Affiliates
Reimbursements from affiliates remained fairly flat at $0.3 million for the three months ended March 31, 2020 compared with $0.3 million in the prior year period.
Reinsurance Premiums
Reinsurance premiums increased $3.9 million to $10.5 million for the three months ended March 31, 2020 compared with $6.6 million in the prior year period. This increase is due to a higher change in unearned premiums as well as higher premium volume from new policies in the first quarter of 2020 compared to the same period in 2019.
Other Revenues
Other revenues increased $0.8 million to $1.9 million for the three months ended March 31, 2020 compared with $1.1 million in the prior year period.
Consolidated Funds Revenues
Consolidated Funds revenues increased $0.9 million to $3.2 million for the three months ended March 31, 2020 compared with $2.3 million in the prior year period.
Interest and Dividends Expense
Interest and dividends expense increased $9.7 million to $38.8 million for the three months ended March 31, 2020 compared with $29.1 million in the prior year period. This is primarily attributable to securities finance activities. The increase in the securities finance activity is due to customer demand which has created greater matched book opportunities for both domestic and international securities.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses decreased $7.5 million to $124.4 million for the three months ended March 31, 2020 compared with $131.9 million in the prior year period. The decrease is primarily due to a decrease in total revenues driven by a decrease in other income (loss) on investments. The compensation to revenue ratio, including other income (loss), was 63% for the three months ended March 31, 2020, compared with 50% in the prior year period.
Reinsurance Claims and Commissions
Reinsurance-related expenses increased $4.2 million to $10.4 million for the three months ended March 31, 2020 compared with $6.2 million in the prior year period. This increase is primarily due to higher claims and claims related reserves in the first quarter of 2020 compared to the same period in 2019.
Operating, General, Administrative and Other Expenses
Operating, general, administrative and other expenses increased $10.1 million to $88.1 million for the three months ended March 31, 2020 compared with $78.0 million in the prior year period. The increase is primarily related to increased floor brokerage and trade execution costs driven by higher brokerage revenue.

Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $0.4 million to $5.4 million for the three months ended March 31, 2020 compared with $5.0 million in the prior year period.
Consolidated Funds Expenses
Consolidated Funds expenses increased $1.2 million to $2.7 million for the three months ended March 31, 2020 compared with $1.5 million in the prior year period. The increase is due to increased professional, advisory and other fees expenses in the Consolidated Funds.
Other Income (Loss)
Other income (loss) decreased $158.0 million to a loss of $117.1 million for the three months ended March 31, 2020 compared with income of $40.9 million in the prior year period. The decrease primarily relates to an decrease in performance in the Company's own invested capital. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Income Taxes
Income tax benefit increased $4.4 million to $1.2 million for the three months ended March 31, 2020 compared with an income tax expense of $3.2 million in the prior year period. This change is primarily attributable to the change in the Company’s income/(loss) before income taxes for the respective periods.
Net Income (Loss) Attributable to Non-controlling Interests
Net income (loss) attributable to non-controlling interests decreased $62.7 million to a loss of $62.2 million for the three months ended March 31, 2020 compared with income of $0.5 million in the prior year period. The decrease was primarily the result of a decrease in income earned by the Consolidated Funds in the current year period. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
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
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for Consolidated Funds and excludes (ii) goodwill and intangible impairment (iii) certain other transaction-related adjustments and/or reorganization expenses and (iv) certain costs associated with debt. Economic Operating Income (Loss) represents Economic Income (Loss) before depreciation and amortization expenses. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment-related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the activist business and certain investment funds. For US GAAP purposes, all of these items, are recorded in other income (loss). Economic Income (Loss) recognizes (a) incentive fees during periods when the fees are not yet crystallized for US GAAP reporting, (b) start-up costs of a fund over the expected life of the fund and (c) retainer fees, relating to investment banking activities, earned during the period that would otherwise be deferred until closing for US GAAP reporting. In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
Economic Income (Loss) Revenues
The Company conducts its operations through two segments: Op Co and Asset Co. The Company's principle sources of Economic Income (Loss) revenues are derived from activities in the following business segments:
The Op Co segment generates revenue through five principle sources: investment banking revenue, brokerage revenue, management fees, incentive income and investment income from the Company's own capital. Investment income is excluded from ASC Topic 606, Revenue from Contracts with Customers.
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
Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

	(unaudited)
	Three Months Ended March 31,						Total Period-to-Period
	2020			2019
	Operating Company	Asset Company	Total	Operating Company	Asset Company	Total	$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$98,759	$—	$98,759	$82,991	$—	$82,991	$15,768	19%
Brokerage	132,672	—	132,672	111,872	—	111,872	20,800	19%
Management fees	14,711	204	14,915	9,728	703	10,431	4,484	43%
Incentive income (loss)	(2,487)	(2,402)	(4,889)	16,637	110	16,747	(21,636)	(129)%
Investment income (loss)	(19,449)	(11,655)	(31,104)	9,427	842	10,269	(41,373)	(403)%
Other income (loss)	562	—	562	1,123	36	1,159	(597)	(52)%
Total economic income revenues	224,768	(13,853)	210,915	231,778	1,691	233,469	(22,554)	(10)%
Interest expense	6,343	1,435	7,778	5,317	1,247	6,564	1,214	18%
Total net revenues	$218,425	$(15,288)	$203,137	$226,461	$444	$226,905	$(23,768)	(10)%
Economic Income (Loss)
Total Economic Operating Income (Loss) (which is Economic Income (Loss) before depreciation and amortization) was a loss of $6.8 million for the three months ended March 31, 2020, a decrease of $27.0 million compared to Economic Operating Income (Loss) of $20.2 million in the prior year period. Total Economic Income (Loss) was a loss of $12.2 million for the three months ended March 31, 2020, a decrease of $27.5 million compared to Economic Income (Loss) of $15.3 million in the prior year period.

Total Economic Income (Loss) revenues were $210.9 million for the three months ended March 31, 2020, a decrease of $22.6 million compared to Economic Income (Loss) revenues of $233.5 million in the prior year period. This was primarily related to an increase in investment banking and brokerage revenues offset partially by a decrease in investment and incentive income.
Operating Company Segment Revenues
The Op Co segment Economic Income (Loss) revenues were $224.8 million for the three months ended March 31, 2020, a decrease of $7.0 million compared to Economic Income (Loss) revenues of $231.8 million in the prior year period.
Investment Banking.    Investment banking revenues increased $15.8 million to $98.8 million for the three months ended March 31, 2020 compared with $83.0 million in the prior year period. During the three months ended March 31, 2020, the Company completed 28 capital markets transactions, 12 strategic advisory transactions and three debt capital markets transactions. During the three months ended March 31, 2019, the Company completed 28 underwriting transactions, nine strategic advisory transactions and two debt capital markets transactions.
Brokerage.    Brokerage revenues increased $20.8 million to $132.7 million for the three months ended March 31, 2020, compared with $111.9 million in the prior year period. This was attributable to an increase in cash, electronic, and options trading commission revenue and an increase in institutional services revenues. Customer trading volumes across the industry (according to Bloomberg) increased 46% for the three months ended March 31, 2020 compared to the prior year period.
Management Fees.    Management fees for the segment increased $5.0 million to $14.7 million for the three months ended March 31, 2020 compared with $9.7 million in the prior year period. This increase is primarily related to the healthcare royalty business and our healthcare investments business.
Incentive Income (Loss).    Incentive income for the segment decreased $19.1 million to a loss of $2.5 million for the three months ended March 31, 2020 compared with $16.6 million in the prior year period. This decrease was related to a decrease in performance fees from our activist and healthcare investments businesses.
Investment Income (Loss).    Investment income for the segment decreased $28.8 million to a loss of $19.4 million for the three months ended March 31, 2020 compared with income of $9.4 million in the prior year period. The decrease primarily relates to a decrease in performance of the Company's own invested capital.
Other Income (Loss).    Other income (loss) for the segment decreased $0.5 million to $0.6 million for the three months ended March 31, 2020 compared with $1.1 million in the prior year period. The decrease is due to higher claims and claims related reserves from our reinsurance business in the first quarter of 2020 compared to the same period in 2019, partially offset by higher premium volumes in 2020 compared to 2019 for the same period.
Asset Co Segment Revenues
The Asset Co segment Economic Income (Loss) revenues were a loss of $13.9 million for the three months ended March 31, 2020, a decrease of $15.6 million compared with Economic Income (Loss) revenues of $1.7 million in the prior year.
Management Fees.    Management fees for the segment decreased $0.5 million to $0.2 million for the three months ended March 31, 2020 compared with $0.7 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from the real estate investments.
Incentive Income (Loss).    Incentive income for the segment decreased $2.5 million to a loss of $2.4 million for the three months ended March 31, 2020 compared with income of $0.1 million in the prior year period. This decrease was related to a decrease in performance fees from the real estate investments and the multi-strategy business.
Investment Income (Loss).    Investment income for the segment decreased $12.5 million to a loss of $11.7 million for the three months ended March 31, 2020, compared with income of $0.8 million in the prior year period. The decrease primarily relates to a decrease in valuation of our legacy real estate investments.
Interest expense
Interest expense increased $1.2 million to $7.8 million for the three months ended March 31, 2020 compared with $6.6 million in the prior year period. Interest expense primarily relates to debt issued. The increase is primarily related to new debt issued in May of 2019.

Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $3.0 million to $211.9 million for the three months ended March 31, 2020, compared with $208.9 million in the prior year period.
Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, decreased $6.1 million to $125.7 million for the three months ended March 31, 2020 compared with $131.9 million in the prior year period. The decrease is due to lower overall revenue only partially offset by a higher compensation to revenue ratio which was 60% for the three months ended March 31, 2020 compared with 57% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $2.6 million to $37.5 million for the three months ended March 31, 2020 compared with $34.9 million in the prior year period. The increase is primarily related to increased service fees, professional, advisory and other fees offset partially by lower occupancy and equipment expenses.
The following table shows the components of the non-compensation expenses—fixed, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$7,760	$7,702	$58	1%
Professional, advisory and other fees	7,431	6,771	660	10%
Occupancy and equipment	9,200	9,578	(378)	(4)%
Service fees	6,822	5,654	1,168	21%
Expenses from equity investments	1,902	1,522	380	25%
Reimbursement from affiliates	(286)	(328)	42	(13)%
Other	4,655	3,978	677	17%
Total	$37,484	$34,877	$2,607	7%
Depreciation and amortization expenses.  Depreciation and amortization expenses increased to $5.4 million for the three months ended March 31, 2020 compared with $5.0 million in the prior year period.
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $6.2 million to $43.3 million for the three months ended March 31, 2020 compared with $37.1 million in the prior year period. The increase is related to increased brokerage and trade execution costs partially offset by lower marketing and business development costs.
The following table shows the components of the non-compensation expenses—variable, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Brokerage and trade execution costs	$32,666	$25,431	$7,235	28%
HealthCare Royalty Partners syndication costs	—	132	(132)	(100)%
Expenses related to Luxembourg companies	658	829	(171)	(21)%
Marketing and business development	9,371	10,462	(1,091)	(10)%
Other	605	278	327	118%
Total	$43,300	$37,132	$6,168	17%
Non-Controlling Interests
Net income (loss) attributable to non-controlling interests increased by $0.7 million to $1.7 million for the three months ended March 31, 2020 compared with $1.0 million in the prior year period. Non-controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.

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
Liquidity and Capital Resources
We continually monitor our liquidity position. The working capital needs of the Company's business have been met through current levels of equity capital, current cash and cash equivalents, and anticipated cash generated from our operating activities, including management fees, incentive income, returns on the Company's own capital, investment banking fees and brokerage commissions. The Company expects that its primary working capital liquidity needs over the next twelve months will be:
•to pay our operating expenses, primarily consisting of compensation and benefits, interest on debt and other general and administrative expenses; and
•to provide capital to facilitate the growth of our existing business.
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. However, the company’s assessment could be affected by various risks and uncertainties, including but not limited to, the effects of the COVID-19 pandemic. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of March 31, 2020, we had cash and cash equivalents of $270.1 million and net liquid investment assets of $572.9 million, which includes cash and cash equivalents and short-term investments held by foreign subsidiaries as of March 31, 2020 of $40.2 million. The Company continues to permanently reinvest the capital and accumulated earnings of its subsidiaries in the United Kingdom, Germany, Switzerland, Canada, South Africa and Hong Kong.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year by March 15th.
As a clearing member firm providing services to certain of our brokerage customers, we are subject to cash deposit requirements with clearing organizations, brokers and banks that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers' trading activity and market volatility. At March 31, 2020, we had security deposits totaling $131.9 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures.
Unfunded commitments
The following table summarizes unfunded commitments as of March 31, 2020:

Entity	Unfunded Commitments	Commitment term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	$7,957	5 years
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.)	$81	5 years
Lagunita Biosciences, LLC	$250	4 years
Eclipse Fund II, L.P.	$180	6 years
Eclipse Continuity Fund I, L.P.	$68	7 years
Cowen Healthcare Investments II LP	$2,524	2 years
Cowen Healthcare Investments III LP	$8,803	7 years
Cowen Sustainable Investments I LP	$12,989	10 years
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
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and accrued a cash dividend of $1.7 million for the three months ended March 31, 2020 and 2019, respectively.
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
As of March 30, 2020, Cowen Execution and Cowen and Company were granted regulatory approval to merge. The companies anticipate completing the merger during the second quarter of 2020 with Cowen and Company being the surviving entity.

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
Cowen Prime is also subject to Commodity Futures Trading Commission Regulation 1.17 ("Regulation 1.17"). Regulation 1.17 requires net capital equal to or in excess of $45,000 or the amount of net capital required by SEC Rule 15c3-1, whichever is greater. Cowen Execution is also subject to Options Clearing Corporation ("OCC") Rule 302. OCC Rule 302 requires maintenance of net capital equal to the greater of $2.0 million or 2% of aggregate debit items. At March 31, 2020, Cowen Execution had $107.3 million of net capital in excess of this minimum requirement.
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
As of March 31, 2020, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA or SFC requirement and excess as follows:

Subsidiary	Net Capital	Net Capital Requirement	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$134,102	$1,000	$133,102
Cowen Execution	$114,384	$7,066	$107,318
ATM Execution	$4,821	$250	$4,571
Cowen Prime	$18,122	$250	$17,872
Westminster	$18,856	$250	$18,606
Cowen International Ltd	$16,378	$6,677	$9,701
Cowen Execution Ltd	$11,609	$2,963	$8,646
Cowen Asia	$873	$387	$486
The Company's U.S. broker-dealers must also comply with SEC Rule 15c3-3 or claim an exemption pursuant to subparagraphs (k)(2)(i) or (k)(2)(ii) of that rule. Firms can rely on more than one exemption. Cowen and Company, Cowen Prime and ATM Execution claim the (k)(2)(ii) exemption with regards to some or all of their customer accounts and transactions that are introduced on a fully-disclosed basis to their clearing agents for clearing, settlement and custody. Cowen and Company, Cowen Prime and Westminster claim the (k)(2)(i) exemption with regards to customer transactions and balances that are cleared, settled and custodied in bank accounts designated as Special Accounts for the Exclusive Benefit of Customers ("Special Bank Accounts").
In accordance with the requirements of SEC Rule 15c3-3, Cowen Execution may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of March 31, 2020, Cowen Execution had segregated approximately $19.0 million of cash, while its required deposit was $10.5 million.
As a clearing broker-dealer, Cowen Execution is required to compute a reserve requirement for proprietary accounts of broker-dealers ("PAB"), as defined in SEC Rule 15c3-3. Cowen Execution conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEC Rule 15c3-3. This allows each correspondent firm that uses Cowen Execution as its clearing broker-dealer to classify its PAB account assets held at Cowen Execution as allowable assets in the correspondent's net capital calculation. At March 31, 2020, Cowen Execution had $36.0 million of cash on deposit in PAB Reserve Bank Accounts, which was less than its required deposit of $38.9 million. An additional $11.5 million was deposited on April 2, 2020 to meet the deposit requirement of SEC Rule 15c3-3.
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
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen's captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of March 31, 2020. RCG Insurance Company’s capital and surplus as of March 31, 2020 totaled approximately $31.8 million.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash used in operating activities of $78.9 million for the three months ended March 31, 2020 was primarily related to (i) purchases of securities owned, at fair value in consolidated funds offset partially by proceeds from sales of securities owned, at fair value in consolidated funds, (ii) proceeds from securities owned, at fair value, held at broker dealers, (iii) purchases of securities owned, at fair value offset partially by proceeds from sales of securities owned, at fair value and (iv) offset partially by stock borrowing and stock lending activity. Net cash used in operating activities of $130.0 million for the three months ended March 31, 2019 was primarily related to the (i) purchases of securities owned, at fair value in consolidated funds offset partially by proceeds from sales of securities owned, at fair value in consolidated funds and (ii) cash used in securities financing activities (securities borrowed partially offset by securities loaned).
Investing Activities.    Net cash used in investing activities of $8.1 million for the three months ended March 31, 2020 was primarily related to the purchase of other investments. Net cash used in investing activities of $49.4 million for the three months ended March 31, 2019 was primarily related to the purchase of Quarton and other investments.
Financing Activities.    Net cash provided by financing activities for the three months ended March 31, 2020 of $80.8 million was primarily related to (i) capital contributions by non-controlling interests offset only partially by capital withdrawals by non-controlling interests in Consolidated Funds and (ii) borrowings on notes and other debt.  Net cash provided by financing activities for the three months ended March 31, 2019 of $116.5 million was primarily related to capital contributions by non-controlling interests in Consolidated Funds offset partially by a repayment on convertible debt.
Debt
Convertible Debt
December 2022 Convertible Notes
The Company, on December 14, 2017, issued $135.0 million aggregate principal amount of 3.0% convertible senior notes due December 2022 (the “December 2022 Convertible Notes”). The December 2022 Convertible Notes are due on December 15, 2022 unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such date. The interest on the December 2022 Convertible Notes is payable semi-annually on December 15 and June 15 of each year. The December 2022 Convertible Notes are senior unsecured obligations of Cowen. The December 2022 Convertible Notes may be converted into cash or shares of Class A common stock at the Company's election based on the current conversion price. The December 2022 Convertible Notes were issued with an initial conversion price of $17.375 per share of Cowen's Class A common stock.
The Company used the net proceeds, together with cash on hand, from the offering for general corporate purposes, including the repurchase or repayment of $115.1 million of the Company's outstanding 3.0% cash convertible senior notes due March 2019 (the "March 2019 Convertible Notes") and the repurchase of approximately $19.5 million of the Company's shares of its Class A common stock, which were consummated substantially concurrently with the closing of the offering. As of March 31, 2020, the outstanding principal amount of the December 2022 Convertible Notes was $135.0 million. On June 26, 2018, the Company received shareholder approval for the Company to settle the December 2022 Convertible Notes entirely in Class A common stock. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity.
The Company recorded interest expense of $1.0 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively. The Company recognized the embedded cash conversion option at issuance date fair value, which also represents the initial unamortized discount on the December 2022 Convertible Notes of $23.4 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $1.1 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2022 Convertible Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
March 2019 Convertible Notes
On March 10, 2014, the Company issued $149.5 million of 3.0% cash convertible senior notes (the "March 2019 Convertible Notes"). The March 2019 Convertible Notes matured on March 15, 2019 and were fully repaid by the Company. The Company recorded interest expense of $0.1 million for the three months ended March 31, 2019. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations was $0.3 million for the three months ended March 31, 2019, based on an effective interest rate of 8.89%.
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, which is shown net in notes payable in the accompanying condensed consolidated statement of financial condition. To date the May 2024 Notes have maintained their initial private rating, and the interest rate has remained unchanged. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $1.4 million for the three months ended March 31, 2020. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in December 2019, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the "June 2033 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $1.9 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the "December 2027 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
Term Loan
On June 30, 2017, a subsidiary of the Company borrowed $28.2 million to fund general corporate purposes. This term loan has an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire principal amount due (as amended) on June 26, 2020. In July 2019, the subsidiary of the Company borrowed an additional $4.0 million to fund general corporate purposes. The loan is secured by the value of the Company's limited partnership interests in two affiliated investment funds. The Company has provided a guarantee for this loan. The Company recorded interest expense of $0.4 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.

Other Notes Payable
During January 2020, the Company borrowed $2.9 million to fund insurance premium payments. This note had an effective interest rate of 2.01% and was due in December 2020, with monthly payment requirements of $0.3 million. As of March 31, 2020, the outstanding balance on this note was $2.3 million. Interest expense for the three months ended March 31, 2020 was insignificant.
During November 2019, the Company borrowed $2.6 million to fund general corporate capital expenditures. This note had an effective interest rate of 6% and is due in November 2024, with monthly payment requirements of $0.1 million. As of March 31, 2020, the note had a balance of $2.4 million. Interest expense for the three months ended March 31, 2020 was insignificant.
Spike Line
In August 2019, Cowen Execution renewed a one-year committed spike line facility to cover short term increases in National Securities Clearing Corporation margin deposit requirements. The spike line facility has a capacity of $70 million. This facility has (i) an effective interest rate equal to the Federal Funds rate plus 2.50% on any money drawn from the liquidity facility and (ii) a commitment or unused line fee that is 50 basis points on the undrawn amount. Outstanding borrowings on this liquidity facility at March 31, 2020 were $35 million. Interest expense for the three months ended March 31, 2020 was $0.1 million.
Revolving Credit Facility
In December 2019, the Company entered into a two-year committed corporate credit facility with a capacity of $25 million. This credit facility has (i) an effective interest rate equal to LIBOR plus 3.25% on any money drawn from the credit facility and (ii) a commitment or unused line fee that is 50 basis points on the undrawn amount. Outstanding borrowings on this corporate credit facility at March 31, 2020 were $25 million. Interest expense for the three months ended March 31, 2020 was $0.2 million.
Finance Lease Obligations
The Company has entered into various finance leases for computer equipment. These finance lease obligations are included in notes payable and other debt in the accompanying condensed consolidated statements of financial condition.
For the three months ended March 31, 2020 and 2019, quantitative information regarding the Company's finance lease obligations reflected in the accompanying condensed consolidated statements of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	$308	$368
Interest on lease liabilities	49	63
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	49	63
Financing cash flows from finance leases	$314	$394

Weighted average remaining lease term - operating leases (in years)	2.97	3.90
Weighted average discount rate - operating leases	4.88%	4.93%
Letters of Credit
As of March 31, 2020, the Company has the following six irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged collateral for reinsurance agreements which amounted to $2.9 million as of March 31, 2020, and $2.0 million as of December 31, 2019, which are released annually between March 2020 and March 2023 based on the policy periods covered by the reinsurance agreements.

Location	Amount	Maturity
	(dollars in thousands)
New York	$360	April 2021
New York	$398	October 2020
New York	$1,125	October 2020
New York	$1,635	November 2020
Boston	$379	March 2021
San Francisco	$711	October 2025

To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of March 31, 2020 and December 31, 2019 there were no amounts due related to these letters of credit.
Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of March 31, 2020:

	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment, Service and Facility Leases
Real Estate and Other Facility Rental	$103,682	$16,006	$45,223	$32,369	$10,084
Service Payments	58,463	20,251	27,778	6,033	4,401
Operating Equipment Leases	597	280	314	3	—
Total	162,742	36,537	73,315	38,405	14,485
Debt
Convertible Debt	147,150	4,050	143,100	—	—
Notes Payable	522,744	19,075	47,096	122,269	334,304
Revolving Credit Facility	25,101	25,101	—	—	—
Spike Line	35,000	35,000	—	—	—
Finance Lease Obligation	3,901	922	2,557	422	—
Term Loan	32,596	32,596	—	—	—
Other Notes Payable	5,121	2,799	1,186	1,136	—
Total	$771,613	$119,543	$193,939	$123,827	$334,304
Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of March 31, 2020, are as follows:

	Convertible Debt	Notes Payable	Spike Line	Revolving Credit Facility	Term Loan	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2020	$4,050	$19,075	$35,000	$25,101	$32,596	$2,799	$922
2021	4,050	23,548	—	—	—	593	1,394
2022	139,050	23,548	—	—	—	593	1,163
2023	—	23,548	—	—	—	593	411
2024	—	98,721	—	—	—	543	11
Thereafter	—	334,304	—	—	—	—	—
Subtotal	147,150	522,744	35,000	25,101	32,596	5,121	3,901
Less (a)	(27,221)	(215,725)		(101)	(416)	(402)	(288)
Total	$119,929	$307,019	$35,000	$25,000	$32,180	$4,719	$3,613
(a)Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the Company's convertible debt.

Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of March 31, 2020. However, through indemnification provisions in our clearing agreements, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreements, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
Cowen Execution temporarily loans securities to other brokers in connection with its securities lending activities. Cowen Execution receives cash as collateral for the securities loaned. Increases in securities prices may cause the market value of the securities loaned to exceed the amount of cash received as collateral. In the event that counterparty to these transactions does not return the loaned securities, Cowen Execution may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. Cowen Execution controls this risk by requiring credit approvals for counterparties, by monitoring the market value of securities loaned on a daily basis, and by requiring additional cash as collateral or returning collateral when necessary.
Cowen Execution temporarily borrows securities from other brokers in connection with its securities borrowing activities. Cowen Execution deposits cash as collateral for the securities borrowed. Decreases in securities prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event that counterparty to these transactions does not return collateral, Cowen Execution may be exposed to the risk of selling the securities at prevailing market prices. Cowen Execution controls this risk by requiring credit approvals for counterparties, by monitoring the collateral values on a daily basis, and by depositing additional collateral with counterparties or receiving cash when deemed necessary.
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
Consolidation
The Company's condensed consolidated financial statements include the accounts of the Company, its subsidiaries, and entities in which the Company has a controlling financial interest, including the Consolidated Funds, in which the Company has a controlling general partner interest. All material intercompany transactions and balances have been eliminated in consolidation. The Company's investment funds are not subject to these consolidation provisions with respect to their investments pursuant to their specialized accounting.
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
The Company consolidates six investment funds for which it acts as the managing member/general partner and investment manager. At March 31, 2020, the Company consolidated the following investment funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), Ramius Merger Arbitrage UCITS Fund ("UCITS Fund"), Cowen Sustainable Investments I LP ("CSI I LP") and CSI I Golden Holdco LP ("Golden HoldCo") (each a "Consolidated Fund" and collectively the "Consolidated Funds").

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
The Company does not consolidate the Unconsolidated Master Fund or real estate funds that are VIEs due to the Company's conclusion that it is not the primary beneficiary of these funds in each instance. Investment fund investors are entitled to all of the economics of these VIEs with the exception of the management fee and incentive income, if any, earned by the Company. The Company has equity interests in the funds as both a general partner and a limited partner. In these instances the Company has concluded that the variable interests are not potentially significant to the VIE. Although the Company may advance amounts and pay certain expenses on behalf of the investment funds that it considers to be VIEs, it does not provide, nor is it required to provide, any type of substantive financial support to these entities outside of regular investment management services
Equity Method Investments—For operating entities over which the Company exercises significant influence but which do not meet the requirements for consolidation as outlined above, the Company uses the equity method of accounting. The Company's investments in equity method investees are recorded in other investments in the accompanying condensed consolidated statements of financial condition. The Company's share of earnings or losses from equity method investees is included in net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations.
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
Level 1Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date
Level 2Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and
Level 3Fair value is determined based on pricing inputs that are unobservable and includes situations where there is little, if any, market activity for the asset or liability. The determination of fair value for assets and liabilities in this category requires significant management judgment or estimation.
Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, and other factors. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes "observable" requires significant judgment by the Company. The Company considers observable data to be that market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to the Company's perceived risk of that instrument. Inputs reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
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

Certain positions for which trading activity may not be readily visible, consisting primarily of convertible debt, corporate debt and loans and restricted equities, are stated at fair value and classified within level 2 of the fair value hierarchy. The estimated fair values assigned by management are determined in good faith and are based on available information considering trading activity, broker quotes, quotations provided by published pricing services, counterparties and other market participants, and pricing models using quoted inputs, and do not necessarily represent the amounts which might ultimately be realized. As level 2 investments include positions that are not always traded in active markets and/or are subject to transfer restrictions, valuations may be adjusted to reflect illiquidity and/or non-transferability.
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
Other investments—Other investments consist primarily of investment funds, real estate investments, carried interest and equity method investments, which are valued as follows:
i. Portfolio funds—Portfolio funds (“Portfolio Funds”) include interests in private investment partnerships, foreign investment companies and other collective investment vehicles which may be managed by the Company or its affiliates. The Company applies the practical expedient provided by the US GAAP fair value measurements and disclosures guidance relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). The guidance permits an entity holding investments in certain entities that either are investment companies as defined by the American Institute of Certified Public Accountants ("AICPA") Audit and Accounting Guide, Investment Companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy.
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
iii. Carried Interest—For the private equity and debt fund products the Company offers, the Company is allocated incentive income by the investment funds based on the extent by which the investment funds performance exceeds predetermined thresholds. Carried interest allocations are generally structured from a legal standpoint as an allocation of capital in the Company’s capital account. The Company accounts for carried interest allocations by applying an equity ownership model. Accordingly, the Company accrues performance allocations quarterly based on the fair value of the underlying investments assuming hypothetical liquidation at book value.
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
In accordance with US GAAP requirements for testing for impairment of goodwill, the Company tests goodwill for impairment on an annual basis or at an interim period if events or changed circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that fair value exceeds its carrying amount, then performing a quantitative impairment test is not necessary. If the Company concludes otherwise, the Company is required to perform a quantitative impairment test that requires a comparison of the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, the related goodwill is not considered impaired and no further analysis is required. If the carrying value of the reporting unit exceeds its fair value, then the Company recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
The Company’s evaluation of goodwill for potential impairment is sensitive to the Company’s forecasts of future profitability and market conditions. At this time, the impact of COVID-19 on the Company’s forecasts is uncertain and increases the subjectivity that will be involved in evaluating goodwill for potential impairment going forward. Based on the ultimate impact of COVID-19, there may be materially negative impacts to the assumptions made with respect to goodwill that could result in an impairment.
Intangible assets
Intangible assets with finite lives are amortized over their estimated average useful lives. The Company does not have any intangible assets deemed to have indefinite lives. Intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset or asset group's carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized in the accompanying condensed consolidated statements of operations if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. The Company continually monitors the estimated average useful lives of existing intangible assets.
Income taxes
The Company accounts for income taxes in accordance with US GAAP, which requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax basis of its assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to an amount that is more likely than not to be realized. We evaluate our deferred tax assets for recoverability considering negative and positive evidence, including its historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, and tax planning strategies. We record a valuation allowance against our deferred tax assets to bring them to a level that it is more likely than not to be utilized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws, we have identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. See Note 16 "Commitments and Contingencies" in our accompanying condensed consolidated financial statements for the three months ended March 31, 2020 for further discussion.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 2o "Recent pronouncements" in our accompanying condensed consolidated financial statements for the three months ended March 31, 2020.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three months ended March 31, 2020, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our 2019 Form 10-K. For a more detailed discussion concerning our market risk, see Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our 2019 Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of March 31, 2020.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2020.
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
Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2019 Form 10-K as well as those set forth below. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our businesses, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
We could change our existing dividend policy in the future and there can be no assurance that we will continue to declare cash dividends.
We began paying quarterly cash dividends to holders of record of our Class A common stock in March 2020. Although we expect to continue to pay dividends to our shareholders in accordance with our dividend policy, as described under the heading "Dividend Policy" in our Annual Report on Form 10-K for the year ended December 31, 2019, we have no obligation to pay any dividend, and our dividend policy may change at any time without notice. The declaration and payment of dividends on our Class A common stock is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and capital uses, legal requirements, contractual restrictions (including under agreements related to indebtedness to which we are a party) and other factors that our Board of Directors deems relevant in its sole discretion. For example, in the event that there is deterioration in our financial performance and/or our liquidity position, a downturn in global economic conditions or disruptions in the credit markets and our ability to obtain financing, our Board of Directors could decide to suspend dividend payments in the future. As a Delaware corporation, we are required to meet certain surplus thresholds for our Board of Directors to declare a dividend in accordance with the Delaware General Corporation Law. As a result, we may not pay dividends at all.
Market, Strategy and Industry Risk
Difficult market conditions, market disruptions and volatility have adversely affected, and may in the future adversely affect, the Company's businesses, results of operations and financial condition.
The Company's businesses, by their nature, do not produce predictable earnings, and all of the Company's businesses have in the past been, and may in the future be affected by conditions in the global financial markets and by global economic conditions, such as interest rates, the availability of credit, inflation rates, economic uncertainty, changes in laws, commodity prices, asset prices (including real estate), currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts, protests or security operations). Challenging market conditions have in the past affected and in the future could affect the level and volatility of securities prices and the liquidity and the value of investments in the Company's investment funds or other investments in which the Company has investments of its own capital, and the Company may not be able to effectively manage its investment management business's exposure to challenging market conditions. Challenging market conditions have in the past adversely affected and in the future could also adversely affect the Company's investment banking business as increased volatility and lower stock prices can make companies less likely to conduct transactions.
In addition, global economic conditions and global financial markets remain vulnerable to the potential risks posed by certain events, which could include, among other things, political and financial uncertainty in the United States and the European Union, renewed concern about China's economy, complications involving terrorism and armed conflicts around the world, or other challenges to global trade or travel, such as have occurred or might occur in the event of a wide pandemic such as the COVID-19. More generally, because our businesses are closely correlated to the general economic outlook, a significant deterioration in that outlook or realization of certain events would likely have an immediate and significant negative impact on our businesses and overall results of operations.

The effects of the outbreak of COVID-19 have negatively affected the global economy, the United States economy and the global financial markets, and have disrupted and may further disrupt our operations and our clients' operations, which have adversely affected our [business, financial condition and] results of operations and could and will likely continue to have a further adverse effect on our business, financial condition and results of operations.
On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The United States now has the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. All states, including New York, where we are headquartered, have declared states of emergency as a result of the COVID-19 pandemic. Similar impacts have been experienced in every country in which we do business. Impacts to our businesses could include the following:
•Employees contracting COVID-19
•Reductions in our operating effectiveness as our employees work from home or disaster-recovery locations
•Unavailability of key personnel necessary to conduct our business activities
•Unprecedented volatility in global financial markets
•Reductions in revenue across our operating businesses
•Declines in collateral value
•Declines in demand for our products or services
•Unavailability of critical services provided to us by third parties
•Operational failures due to changes in our normal business practices
•Credit losses
We are taking precautions to protect the safety and well-being of our employees. However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employee's ability to service our clients and provide support for our business. Furthermore, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the COVID-19 pandemic could harm our ability to operate our businesses or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.
The ongoing COVID-19 pandemic has resulted in meaningfully lower stock prices for many companies, as well as the trading prices for our own securities. The spread of the COVID-19 outbreak has disrupted our investment banking activity as the volatility and decrease in valuations is has caused, and is continuing to cause, some of our clients to postpone, terminate or modify their near-term financing strategies and M&A plans. The COVID-19 pandemic may continue to materially disrupt our investment banking activity, other financial activity generally and in the areas in which we operate. Such disruption has resulted in, and will likely continue resulting in, an unpredictable decline in demand for our products and services, which has negatively impacted, and will likely continue to negatively impact, our liquidity position and our growth strategy. Correspondingly, a reduction of prices of the securities we hold in inventory or as investments has led to, and may continue to lead to, reduced revenues.
In addition, a sustained and continuing market downturn could lead to or exacerbate declines in the number of security transactions executed for customers and, therefore, to a decline in the revenues we receive from commissions and spreads.
In addition, revenues from our investment management businesses have been and may continue to be negatively impacted by decreased securities prices, as well as widely fluctuating securities prices. Because our investment management businesses hold long and short positions in securities, changes in the prices of these securities, as well as any decrease in the liquidity of these securities, may materially and adversely affect our revenues from investment management.
Any one or more of these developments could cause, contribute to or exacerbate the risks and uncertainties enumerated in our Annual Report on Form 10-K for the year ended December 31, 2019 and could have a material adverse effect on our business, operations, consolidated financial condition, and results of operations. Furthermore, such developments may remain prevalent for a significant period of time and may continue to adversely affect our business, financial condition and results of operations even after the COVID-19 pandemic has subsided.

Business Risks
We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters.
The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as COVID-19, or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, could create, and in the case of COVID-19 have created, and may continue to create, economic and financial disruptions, and in the case of COVID-19 have led to, and other future event could lead to, operational difficulties (including travel limitations) that have impaired, and could continue to impair, our ability to manage our businesses.
Our businesses have traditionally relied on collaboration among our employees, particularly in our markets business. We do not know how remote working by our employees will impact our ability to collaborate. Accordingly, our business could be adversely affected by a prolonged period of employees working remotely.
Our business has traditionally relied on collaboration among our employees. In particular, the trading floor environment in our markets business facilitates idea generation and is more conducive to active trading. While we have been able to continue to operate all of our businesses, including our markets business, with our employees working remotely, we do not know how remote working by our employees will impact our ability to collaborate. Accordingly, our businesses could be adversely affected by a prolonged period of employees working remotely.
Human Capital Risk
Our businesses are heavily dependent on our personnel so any adverse effects on their well-being or morale could adversely affect our business.
COVID-19 presents a significant threat to our employees’ well-being and morale. While we have implemented a business continuity plan to protect the health of our employees, our business continuity plan cannot anticipate all scenarios and we may experience potential loss of productivity or a delay in the roll out of certain strategic plans as a result of the COVID-19 pandemic.
Operational Risks
An extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk.
Our operations rely extensively on the secure processing, storage and transmission of confidential financial, personal and other information in our computer systems and networks. In addition, the Company's businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across diverse markets, and the transactions that the Company processes have become increasingly complex. As a result of the COVID-19 pandemic virtually all of our employees, including those who process our transactions, are working remotely. While we have implemented risk management and contingency plans and taken other precautions with respect to the COVID-19 pandemic, such measures may not adequately protect our businesses from the full impact of the COVID-19 pandemic as remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, if our systems are breached as a result of a cybersecurity attack that takes advantage of the COVID-19 pandemic our ability to securely process transactions and maintain confidential financial, personal and other information could be adversely affected.
In addition, the effects of the COVID-19 pandemic, including remote working arrangements for employees, may also impact our financial reporting systems and internal control over financial reporting, disclosure controls and procedures, however, to date, these arrangements have not materially affected our ability to maintain our business operations. For further discussion, see Part 1 - Item 1A. Risk Factors - "Any cyber attack or other security breach of or vulnerability in our technology systems, or those of our clients or other third party vendors we rely on, could have operational impacts, subject us to significant liability and harm our reputation" in our 2019 Form 10-K.
Liquidity Risks
Servicing our debt and funding our necessary capital expenditures requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt or to fund our necessary capital expenditures.
Our ability to make scheduled payments of the principal and to pay interest on or to refinance our indebtedness, including our senior notes due 2024, our senior notes due 2027, our senior notes due 2033 and our convertible notes due 2022, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Furthermore, to the extent that our business is unable to generate cash flows sufficient to fund necessary capital expenditures during the COVID-19 pandemic, we may be required to seek additional capital through issuances of debt or equity securities; however, we may be unable to complete any such transactions on favorable terms to us, or at all.
Any substantial and sustained downturn in our operations due to the COVID-19 pandemic or other factors may cause us to be in breach of our debt covenants which would limit our ability to incur additional indebtedness.
The instruments governing our existing indebtedness require us to comply with certain restrictive covenants and any substantial and sustained downturn in our operations due to the COVID-19 pandemic or other factors may cause us to be in breach of such covenants. If we breach these covenants our ability to incur additional indebtedness would be limited. In addition, a breach of the maintenance covenants under our $25 million revolving credit facility could constitute an event of default and cause our outstanding indebtedness under the revolving credit facility to be declared immediately due and payable. If applicable, such acceleration of our outstanding indebtedness could cause our secured lenders to foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. Any inability to obtain additional liquidity as and when needed, or to maintain compliance with the instruments governing our indebtedness, would have a material adverse effect on our financial condition and results of operations.
In addition, the current uncertain condition of the capital markets and their actual or perceived effects on our business, financial condition and results of operations, along with the current unfavorable economic environment in the United States and much of the world resulting from the COVID-19 pandemic, may increase the likelihood that one or more of the major independent credit agencies would downgrade our credit ratings, which could have a negative effect on our access to capital and the cost of any future debt financing. In addition, the terms of future debt agreements could include more restrictive covenants or require incremental collateral, which may further restrict our business operations.
The soundness of other financial institutions may adversely affect Cowen.
Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Cowen has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and institutional clients. Many of these transactions expose Cowen to credit risk in the event of a default by a counterparty or client. In the past, defaults by, or even speculation about, one or more financial services institutions or the financial services industry generally during moments of economic crisis have led to market-wide liquidity problems. The economic volatility resulting from the current COVID-19 pandemic could, as similar events in the past have, result in similar defaults and, as a result, impair the confidence of our counterparties and ultimately affect our ability to effect transactions. In addition, Cowen’s credit risk may be exacerbated when the collateral held by Cowen cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit exposure due to Cowen. Any such losses could have a material adverse effect on Cowen’s financial condition and results of operations.
Higher volumes and price volatility in the markets due to COVID-19 could lead to higher cash requirements in our clearing businesses, which could adversely affect our liquidity position.
Since February 29, 2020, the capital markets have experienced a higher level of stress due to the global COVID-19 pandemic. Higher volumes and price volatility have led to increased margin requirements at clearing corporations and exchanges, along with increased levels of fails due to operational friction in the financial system. These higher cash requirements could have required us, and may continue to require us, to use more liquidity for our clearing businesses and our overall liquidity could be adversely affected as a result.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
As of March 31, 2020, the Company's Board of Directors has a share repurchase program that authorizes the Company to purchase up to $228.1 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. The specific timing and amount of repurchases will vary depending on various factors, including, among others, market conditions and competing needs for the use of our capital.  We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1. During the three months ended March 31, 2020, the Company repurchased 1,383,657 shares, at an average price of $13.02 per share, of Cowen Class A common stock through the share repurchase program.

The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended March 31, 2020. Board approval of repurchases is based on dollar amount. As a result, the Company cannot estimate the number of shares that may yet be purchased.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month 1 (January 1, 2020 – January 31, 2020)
Common stock repurchases(1)	—	$—	—	$12,934,590
Employee transactions(2)	4,052	16.00	—	—
Other (3)	3,051	15.57	—	—
Total	7,103	$15.81	—

Month 2 (February 1, 2020 – February 29, 2020)
Common stock repurchases(1)	299,545	$16.16	299,545	$20,158,853
Employee transactions(2)	5,489	16.89	—	—
Other (3)	—	—	—	—
Total	305,034	$16.17	299,545

Month 3 (March 1, 2020 – March 31, 2020)
Common stock repurchases(1)	1,084,112	$12.15	1,084,112	$6,981,750
Employee transactions(2)	219,016	12.18	—	—
Other (3)	—	—	—	—
Total	1,303,128	$12.16	1,084,112

Total (January 1, 2020 – March 31, 2020)
Common stock repurchases(1)	1,383,657	$13.02	1,383,657	$6,981,750
Employee transactions(2)	228,557	12.36	—	—
Other (3)	3,051	15.57	—	—
Total	1,615,265	$12.93	1,383,657
(1) The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $228.1 million of the Company's outstanding Class A common stock.
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

COWEN INC.
		By:	/s/ JEFFREY M. SOLOMON
		Name:	Jeffrey M. Solomon
		Title:	Chief Executive Officer

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	April 30, 2020	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)