Form 10-Q
period 2020-06-30
COWEN INC.
filed 2020-07-30
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of July 29, 2020, there were 27,673,602 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in "Management's Discussion and Analysis of Financial Condition and Results of Operations") that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as "may," "might," "will," "would," "could," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "possible," "potential," "intend," "seek" or "continue," the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and the risks contained in Item 1A of this periodic report on Form 10-Q for the three and six months ended June 30, 2020.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three and six months ended June 30, 2020 and 2019. The Consolidated Financial Statements as of December 31, 2019 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
Assets	As of June 30, 2020	As of December 31, 2019
Cash and cash equivalents	$340,075	$301,123
Cash collateral pledged	7,511	6,563
Segregated cash	177,526	107,328
Securities owned, at fair value ($278,402 and $941,595 were pledged to various parties)	954,512	1,633,552
Receivable on derivative contracts, at fair value	88,846	62,977
Securities borrowed	1,553,385	754,441
Other investments ($122,407 and $114,504 at fair value, respectively)	207,663	185,722
Deposits with clearing organizations, brokers and banks	103,838	91,755
Receivable from brokers, dealers and clearing organizations, net of allowance of $731 and $721, respectively	1,128,617	681,695
Receivable from customers, net of allowance of $658 and $650, respectively	106,874	105,647
Fees receivable, net of allowance of $3,300 and $2,620, respectively	179,125	126,358
Due from related parties	24,059	26,749
Fixed assets, net of accumulated depreciation and amortization of $36,745 and $32,846, respectively	34,898	33,661
Operating lease right-of-use assets	83,833	92,852
Goodwill	137,728	137,728
Intangible assets, net of accumulated amortization of $31,925 and $26,395, respectively	28,557	35,200
Deferred tax asset, net	35,947	79,166
Other assets	121,108	84,158
Consolidated Funds
Cash and cash equivalents	118	30,874
Securities owned, at fair value	113,176	375,278
Receivable on derivative contracts, at fair value	—	5,833
Other investments	92,522	175,769
Receivable from brokers	—	25,964
Other assets	75	1,632
Total Assets	$5,519,993	$5,162,025
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$544,654	$451,836
Securities sold under agreements to repurchase	—	23,244
Payable for derivative contracts, at fair value	54,469	60,761
Securities loaned	1,622,484	1,601,866
Payable to brokers, dealers and clearing organizations	240,561	271,018
Payable to customers	787,662	430,224
Commission management payable	124,572	71,620
Compensation payable	279,492	223,139
Operating lease liabilities	87,704	97,581
Notes payable and other debt	314,329	345,451
Convertible debt	121,195	118,688
Fees payable	85,812	21,540
Accounts payable, accrued expenses and other liabilities	166,212	141,557

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)

	As of June 30, 2020	As of December 31, 2019
(continued)
Consolidated Funds
Due to related parties	—	581
Payable for derivative contracts, at fair value	—	4,769
Payable to brokers	—	864
Capital withdrawals payable	—	1,276
Accounts payable, accrued expenses and other liabilities	237	560
Total Liabilities	$4,429,383	$3,866,575
Commitments and Contingencies (Note 17)
Temporary Equity
Redeemable non-controlling interests	$—	$391,275
Permanent Equity
Cowen Inc. stockholders' equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of June 30, 2020 (aggregate liquidation preference of $120,750,000) and 10,000,000 shares authorized, 120,750 shares issued and outstanding as of December 31, 2019 (aggregate liquidation preference of $120,750,000), respectively	$1	$1
Class A common stock, par value $0.01 per share: 62,500,000 shares authorized, 48,573,544 shares issued and 27,641,600 outstanding as of June 30, 2020 and 62,500,000 shares authorized, 47,215,938 shares issued and 28,610,357 outstanding as of December 31, 2019, respectively (including 299,436 and 216,912 restricted shares, respectively)	334	334
Class B common stock, par value $0.01 per share: 62,500,000 authorized, no shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	1,135,141	1,110,635
(Accumulated deficit) retained earnings	81,185	(16,809)
Accumulated other comprehensive income (loss)	(5)	(5)
Less: Class A common stock held in treasury, at cost, 20,931,944 and 18,605,581 shares as of June 30, 2020 and December 31, 2019, respectively	(314,971)	(284,301)
Total Cowen Inc. Stockholders' Equity	901,685	809,855
Nonredeemable non-controlling interests	188,925	94,320
Total Permanent Equity	$1,090,610	$904,175
Total Liabilities, Temporary Equity and Permanent Equity	$5,519,993	$5,162,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Investment banking	$203,982	$114,705	$309,010	$194,811
Brokerage	147,224	111,382	286,586	208,845
Management fees	11,653	7,039	23,257	14,180
Incentive income	—	8	—	23
Interest and dividends	47,918	40,047	89,995	69,139
Reimbursement from affiliates	247	254	508	542
Reinsurance premiums	5,967	14,331	16,438	20,922
Other revenues	1,490	930	3,340	1,991
Consolidated Funds
Interest and dividends	332	3,449	2,857	5,774
Other revenues	27	19	658	34
Total revenues	418,840	292,164	732,649	516,261
Interest and dividends expense	49,304	39,528	88,096	68,612
Total net revenues	369,536	252,636	644,553	447,649

Expenses
Employee compensation and benefits	305,282	136,409	429,710	268,291
Brokerage and trade execution costs	34,866	27,124	67,752	52,770
Underwriting expenses	8,871	6,406	12,511	9,537
Professional, advisory and other fees	14,395	13,620	25,434	23,861
Service fees	6,768	5,659	13,605	11,323
Communications	8,073	8,278	16,249	16,359
Occupancy and equipment	8,973	10,454	18,503	20,376
Depreciation and amortization	6,200	4,952	11,642	9,908
Client services and business development	2,760	11,884	14,563	23,185
Goodwill impairment	—	4,100	—	4,100
Reinsurance claims, commissions and amortization of deferred acquisition costs	6,434	10,782	16,864	16,944
Other expenses	7,321	5,638	11,549	9,653
Consolidated Funds
Interest and dividends	812	1,356	2,064	2,223
Professional, advisory and other fees	274	373	1,264	518
Brokerage and trade execution costs	17	35	37	88
Other expenses	482	467	934	884
Total expenses	411,528	247,537	642,681	470,020
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	196,502	3,910	152,519	42,994
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	35,812	6,536	(37,607)	9,180
Net realized and unrealized gains (losses) on derivatives	1,574	(719)	1,850	(1,481)
Net gains (losses) on foreign currency transactions	(16)	(35)	(38)	(59)
Total other income (loss)	233,872	9,692	116,724	50,634
Income (loss) before income taxes	191,880	14,791	118,596	28,263
Income tax expense (benefit)	44,932	5,073	43,759	8,250
Net income (loss)	146,948	9,718	74,837	20,013

Cowen Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

(continued)
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	33,113	3,906	(29,075)	4,418
Net income (loss) attributable to Cowen Inc.	113,835	5,812	103,912	15,595
Preferred stock dividends	1,698	1,698	3,396	3,396
Net income (loss) attributable to Cowen Inc. common stockholders	$112,137	$4,114	$100,516	$12,199

Weighted average common shares outstanding:
Basic	27,983	29,769	28,289	29,766
Diluted	29,316	31,522	29,644	31,572
Earnings (loss) per share:
Basic	$4.01	$0.14	$3.55	$0.41
Diluted	$3.83	$0.13	$3.39	$0.39

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Net income (loss)		$146,948		$9,718		$74,837		$20,013
Other comprehensive income (loss), net of tax:
Foreign currency translation	—		2		—		2
Total other comprehensive income (loss), net of tax		—		2		—		2
Comprehensive income (loss)		$146,948		$9,720		$74,837		$20,015
Less: Comprehensive income attributable to non-controlling interests		33,113		3,906		(29,075)		4,418
Comprehensive income (loss) attributable to Cowen Inc.		$113,835		$5,814		$103,912		$15,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest
Balance, March 31, 2020	27,628,117	$334	120,750	$1	$(305,192)	$1,119,534	$(5)	$(29,869)	$784,803	$138,241	$923,044	$318,001
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	113,835	113,835	—	113,835	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	—	—	—	—	—	—	—	—	—	5,047	5,047	28,066
Capital contributions	—	—	—	—	—	—	—	—	—	—	—	65,356
Capital withdrawals	—	—	—	—	—	—	—	—	—	(2,959)	(2,959)	(50,712)
Consolidation of entity	—	—	—	—	—	—	—	—	—	48,596	48,596	—
Deconsolidation of entities	—	—	—	—	—	—	—	—	—		—	(360,711)
Restricted stock awards issued	691,149	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(711,098)	—	—	—	(9,779)	—	—	—	(9,779)	—	(9,779)	—
Common stock issuance upon acquisition (See Note 3)	33,432	—	—	—	—	308	—	—	308		308	—
Preferred stock dividends (See Note 19)	—	—	—	—	—	—	—	(1,698)	(1,698)	—	(1,698)	—
Cash dividends to common stockholders (See Note 19)	—	—	—	—	—	—	—	(1,083)	(1,083)	—	(1,083)	—
Amortization of share-based compensation	—	—	—	—	—	15,299	—	—	15,299	—	15,299	—
Balance, June 30, 2020	27,641,600	$334	120,750	$1	$(314,971)	$1,135,141	$(5)	$81,185	$901,685	$188,925	$1,090,610	$—

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest
Balance, March 31, 2019	29,580,687	$334	120,750	$1	$(243,519)	$1,084,534	$(5)	$(26,563)	$814,782	$65,443	$880,225	$348,514
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	5,812	5,812	—	5,812	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	2,045	2,045	1,861
Foreign currency translation	—	—	—	—	—	—	2	—	2	—	2	—
Capital contributions	—	—	—	—	—	—	—	—	—	9,084	9,084	31,537
Capital withdrawals	—	—	—	—	—	—	—	—	—	(649)	(649)	(22,269)
Restricted stock awards issued	585,383	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(685,783)	—	—	—	(10,838)	—	—	—	(10,838)	—	(10,838)	—
Preferred stock dividends (See Note 19)	—	—	—	—	—	—	—	(1,698)	(1,698)	—	(1,698)	—
Amortization of share-based compensation	—	—	—	—	—	9,364	—	—	9,364	—	9,364	—
Balance, June 30, 2019	29,480,287	$334	120,750	$1	$(254,357)	$1,093,898	$(3)	$(22,449)	$817,424	$75,923	$893,347	$359,643

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest

Balance, December 31, 2019	28,610,357	$334	120,750	$1	$(284,301)	$1,110,635	$(5)	$(16,809)	$809,855	$94,320	$904,175	$391,275
Cumulative effect of the adoption of the new current expected credit loss standard (See Note 2d)	—	—	—	—	—	—	—	(10)	(10)	—	(10)	—
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	103,912	103,912	—	103,912	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	3,849	3,849	(32,924)
Capital contributions	—	—	—	—	—	—	—	—	—	88,682	88,682	184,223
Capital withdrawals	—	—	—	—	—	—	—	—	—	(46,522)	(46,522)	(181,863)
Consolidation of entity	—	—	—	—	—	—	—	—	—	48,596	48,596	—
Deconsolidation of entities	—	—	—	—	—	—	—	—	—	—	—	(360,711)
Restricted stock awards issued	1,282,912	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(2,326,363)	—	—	—	(30,670)	—	—	—	(30,670)	—	(30,670)	—
Common stock issuance related to acquisition (See Note 3)	74,694	—	—	—	—	926	—	—	926	—	926	—
Preferred stock dividends (See Note 19)	—	—	—	—	—	—	—	(3,396)	(3,396)	—	(3,396)	—
Cash dividends to common stockholders (See Note 19)	—	—	—	—	—	—	—	(2,512)	(2,512)	—	(2,512)	—
Amortization of share-based compensation	—	—	—	—	—	23,580	—	—	23,580	—	23,580	—
Balance, June 30, 2020	27,641,600	$334	120,750	$1	$(314,971)	$1,135,141	$(5)	$81,185	$901,685	$188,925	$1,090,610	$—

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest
Balance, December 31, 2018	28,437,860	$324	120,750	$1	$(234,142)	$1,062,877	$(5)	$(34,648)	$794,407	$64,880	$859,287	$216,923
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	15,595	15,595	—	15,595	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	1,757	1,757	2,661
Foreign currency translation	—	—	—	—	—	—	2	—	2	—	2	—
Capital contributions	—	—	—	—	—	—	—	—	—	11,110	11,110	191,485
Capital withdrawals	—	—	—	—	—	—	—	—	—	(1,824)	(1,824)	(51,426)
Common stock issued upon acquisition (See Note 3)	1,033,350	10	—	—	—	14,436	—	—	14,446	—	14,446	—
Restricted stock awards issued	1,336,819	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(1,327,742)	—	—	—	(20,215)	—	—	—	(20,215)	—	(20,215)	—
Preferred stock dividends (See Note 19)	—	—	—	—	—	—	—	(3,396)	(3,396)	—	(3,396)	—
Embedded cash conversion option (See Note 19)	—	—	—	—	—	(596)	—	—	(596)	—	(596)	—
Amortization of share-based compensation	—	—	—	—	—	17,181	—	—	17,181	—	17,181	—
Balance, June 30, 2019	29,480,287	$334	120,750	$1	$(254,357)	$1,093,898	$(3)	$(22,449)	$817,424	$75,923	$893,347	$359,643
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$74,837	$20,013
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	11,642	9,908
Goodwill impairment	—	4,100
Amortization of debt issuance costs	674	509
Amortization of debt discount (premium)	2,241	2,419
Noncash lease expense	(858)	(1,632)
Share-based compensation	23,580	17,181
Change in deferred taxes	43,219	5,997
Net loss (gain) on disposal of fixed assets	—	97
Purchases of securities owned, at fair value	(989,060)	(900,815)
Proceeds from sales of securities owned, at fair value	1,136,485	751,611
Proceeds from sales of securities sold, not yet purchased, at fair value	699,116	639,630
Payments to cover securities sold, not yet purchased, at fair value	(695,813)	(590,363)
Proceeds from other investments	17,126	8,174
Net (gains) losses on securities, derivatives and other investments	(148,104)	(42,314)
Consolidated Funds
Purchases of securities owned, at fair value	(1,837,137)	(1,421,720)
Proceeds from sales of securities owned, at fair value	1,786,399	1,280,181
Purchases of other investments	(1,840)	(2,798)
Proceeds from other investments	6,734	17,168
Net realized and unrealized (gains) losses on investments and other transactions	39,525	(22,496)
(Increase) decrease in operating assets:
Securities owned, at fair value, held at broker-dealer	701,807	(201,355)
Receivable on derivative contracts, at fair value	(25,869)	(7,095)
Securities borrowed	(798,944)	(982,571)
Deposits with clearing organizations, brokers and banks	(12,083)	(8,300)
Receivable from brokers, dealers and clearing organizations	(446,922)	168,745
Receivable from customers, net of allowance	(1,227)	(49,622)
Fees receivable, net of allowance	(52,767)	(7,285)
Due from related parties	2,507	4,862
Other assets	(979)	(27,269)
Consolidated Funds
Cash and cash equivalents	9,817	34,816
Receivable on derivative contracts, at fair value	(19,710)	(38)
Receivable from brokers	(961)	(11,196)
Other assets	890	(963)
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	84,612	177,006
Securities sold under agreement to repurchase	(23,244)	—
Payable for derivative contracts, at fair value	(6,292)	6,363
Securities loaned	20,618	1,078,134
Payable to brokers, dealers and clearing organizations	(30,457)	12,281
Payable to customers	357,438	(97,007)
Commission management payable	52,952	1,461
Compensation payable	50,324	(117,243)
Fees payable	64,272	23,316
Due to related parties	(9)	(4,646)
Accounts payable, accrued expenses and other liabilities	30,978	18,221
Consolidated Funds
Contributions received in advance	450	—
Payable to brokers	8,560	(12,395)
Payable for derivative contracts, at fair value	11,967	953
Due to related parties	(393)	—

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Six Months Ended June 30,
	2020	2019

(continued)
Accounts payable, accrued expenses and other liabilities	95	(144)
Net cash provided by / (used in) operating activities	146,196	(226,121)
Cash flows from investing activities:
Purchases of other investments	(33,211)	(9,513)
Purchase of business (See Note 3)	—	(48,581)
Proceeds from sales of other investments	27,579	12,867
Purchase of fixed assets and intangibles	(6,236)	(3,666)
Net cash provided by / (used in) investing activities	(11,868)	(48,893)
Cash flows from financing activities:
Repayments on convertible debt	—	(20,860)
Deferred debt issuance cost	—	(1,480)
Borrowings on notes and other debt	62,812	55,175
Repayments on notes and other debt	(94,342)	(1,655)
Purchase of treasury stock	(24,571)	(8,079)
Cash dividends paid	(2,512)	—
Preferred dividends paid	(3,396)	(3,396)
Contingent liability payment	(5,653)	(1,235)
Capital contributions by non-controlling interests in operating entities	286	11,110
Capital withdrawals to non-controlling interests in operating entities	(2,900)	(996)
Consolidated Funds
Capital contributions by non-controlling interests in Consolidated Funds	272,619	191,485
Capital withdrawals to non-controlling interests in Consolidated Funds	(226,573)	(58,601)
Net cash provided by / (used in) financing activities	(24,230)	161,468
Change in cash and cash equivalents	110,098	(113,546)
Cash and cash equivalents, including cash collateral pledged and segregated cash, beginning of period	415,014	442,113
Cash and equivalents at end of period:
Cash and cash equivalents	340,075	182,400
Cash collateral pledged	7,511	7,097
Segregated cash	177,526	139,070
Cash and cash equivalents, including cash collateral pledged and segregated cash, end of period	$525,112	$328,567
Supplemental information
Cash paid during the year for interest	$72,452	$52,260
Cash paid during the year for taxes	$1,455	$3,580
Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (See Note 19)	$6,029	$12,015
Preferred stock dividends declared (See Note 18)	$3,396	$3,396
Net assets (liabilities) acquired upon acquisition (net of cash)	$—	$90,727
Initial recognition of operating lease right-of-use assets	$—	$103,694
Initial recognition of operating lease liabilities	$—	$110,505
Noncash transfer of net assets from Unconsolidated Master Fund to Consolidated Fund	$—	$97,655
Net decrease in non-controlling interests in Consolidated Funds due to deconsolidation of two Consolidated Funds (See Note 2)	$360,711	$—
Net increase in non-controlling interests due to consolidation of operating entity	$48,596	$—
Common stock issuance in relation to acquisition (See Note 3)	$926	$14,446
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
The accompanying financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K"). Certain footnote disclosures included in the 2019 Form 10-K have been condensed or omitted from these financial statements as they are not required for interim reporting under US GAAP or are insignificant to the interim reporting period.

Cowen Inc.
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
The Company consolidates four investment funds for which it acts as the managing member/general partner and investment manager. At June 30, 2020, the Company consolidated the following investment funds: Ramius Enterprise LP (“Enterprise LP”), Cowen Private Investments LP ("Cowen Private"), Cowen Sustainable Investments I LP ("CSI I LP") and CSI I Golden Holdco LP ("Golden HoldCo") (each a "Consolidated Fund" and collectively the "Consolidated Funds").
During the second quarter of 2020, the Company deconsolidated Ramius Merger Fund LLC (the "Merger Fund") and UCITS Fund ("UCITS Fund") due to a partial redemption of the Company’s direct portfolio fund investment in Merger Fund and a partial termination of the notional value of UCITS Fund units referenced in a total return swap with a third party. The Company continues to hold a direct retained portfolio fund investment in the Merger Fund and continues to have economic exposure to the returns of UCITS Fund through a total return swap with a third party. Both Merger Fund and UCITS Fund continue to be related parties of the Company after deconsolidation.
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
The Company determines whether it is the primary beneficiary of a VIE upon its initial involvement with the VIE and reassesses whether it is the primary beneficiary on an ongoing basis as long as it has any continuing involvement with the VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of June 30, 2020, the total assets and total liabilities of the consolidated VIEs were $327.2 million and $5.6 million, respectively. As of December 31, 2019, the total assets and total liabilities of the consolidated VIEs were $685.4 million and $24.9 million, respectively. The deconsolidation of two Consolidated Funds and decrease in performance decreased the overall VIEs net assets. The VIEs act as investment managers and/or investment companies that may be managed by the Company or the Company may have equity interest in those investment companies. The VIEs are financed through their operations and/or loan agreements with the Company.
At December 31, 2019, the Company held a variable interest in Ramius Merger Master Fund Ltd ("Merger Master" or the "Unconsolidated Master Fund") through the consolidated Merger Fund. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company had not consolidated the Unconsolidated Master Fund.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
In addition, the Company's broker-dealer subsidiaries, Cowen and Company, LLC ("Cowen and Company"), Westminster Research Associates LLC ("Westminster"), Cowen Execution Services Limited ("Cowen Execution Ltd"), ATM Execution LLC ("ATM Execution"), Cowen International Limited ("Cowen International Ltd"), and Cowen Prime Services LLC ("Cowen Prime") apply the specialized industry accounting for brokers and dealers in securities. The Company also retains specialized accounting upon consolidation.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Other Investments—Other investments consist primarily of portfolio funds, real estate investments, carried interest and equity method investments, which are valued as follows:
i. Portfolio Funds—Portfolio funds (“Portfolio Funds”) include interests in private investment partnerships, foreign investment companies and other collective investment vehicles which may be managed by the Company or its affiliates. The Company applies the practical expedient provided by the US GAAP fair value measurements and disclosures guidance relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). The guidance permits an entity holding investments in certain entities that either are investment companies or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
g. Receivable from and payable to customers
Receivable from customers includes amounts owed by customers on cash and margin transactions, recorded on a settlement-date basis on the statement of financial condition.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
securities borrowed or loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or returned, as necessary. Securities borrowed and loaned may also result in credit exposures for the Company in an event that the counterparties are unable to fulfill their contractual obligations. See Note 2d for further information.
Fees and interest received or paid are recorded in interest and dividends income and interest and dividends expense, respectively, on an accrual basis in the accompanying condensed consolidated statements of operations. In cases where the fair value basis of accounting is elected, any resulting change in fair value would be reported in net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations. Accrued interest income and expense are recorded in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, on an accrual basis in the accompanying condensed consolidated statements of financial condition. At June 30, 2020 and December 31, 2019, the Company did not have any securities lending transactions for which fair value basis of accounting was elected.
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
        Interest paid is recorded in interest and dividends expense on an accrual basis in the accompanying condensed consolidated statements of operations. In cases where the fair value basis of accounting is elected, any resulting change in fair value would be reported in net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations. At June 30, 2020 and December 31, 2019, the Company did not have any repos for which fair value basis of accounting was elected.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
•Commissions. Commission revenue includes fees from executing and clearing client transactions and commission sharing arrangements. Trade execution and clearing services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission revenues associated with combined trade execution and clearing services on a standalone basis, are recognized at a point in time on trade-date. Commission revenues are generally paid on settlement date and the Company records a receivable between trade-date and payment on settlement date. The Company permits institutional customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as "soft dollar arrangements". The Company also offers institutional clients the ability to allocate a portion of their gross commissions incurred on trades executed with various brokers to pay for research products and other services provided by third parties by entering into commission sharing arrangements. The Company acts as an agent in the soft dollar and commission sharing arrangements as the customer controls the use of the soft dollars and directs payments to third-party service providers on its behalf. Accordingly, amounts allocated to soft dollar arrangements are netted against commission revenues and recorded on trade date. Commissions on soft dollar brokerage are recorded net of the related expenditures. The costs of commission sharing arrangements are recorded for each eligible trade and shown net of commission revenue.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
•Equity research fees. Equity research fees are paid to the Company for providing access to equity research. In the US, revenue is recognized once an arrangement exists, access to research has been provided and the customer has benefited from the research. As part of MiFID II, the international customers of the Company's broker-dealers have executed equity research contracts with its clients. The contracts either contain a fixed price for providing access to research or a price at the discretion of the customer with a contract minimum. Fixed equity research fees are recognized over the contract period as the customer is benefiting from the research throughout the contract term. When the equity research fees are based on the customer’s discretion with a contract minimum, the Company recognizes the contract minimum over the life of the contract as the customer benefits from the research provided and adjusts the revenue when the Company can estimate the amount of equity research fees over the contract minimum. Additionally, the Company earns variable consideration for attending client conferences and events. Revenue is recognized when the Company attends a client conference or event.
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
Management fees are generally paid on a quarterly basis and are prorated for capital inflows (or commitments) and redemptions (or distributions) and are recognized as revenue at that time as they relate specifically to the services provided in that period, which are distinct from the services provided in other periods. While some investors may have separately negotiated fees, in general the management fees are as follows:
•Private equity funds. Management fees for the Company's private equity or debt funds are generally charged at an annual rate of 1% to 2% of committed capital during the investment period (as defined in the relevant partnership agreement). After the investment period, management fees for these private equity funds are generally charged at an annual rate of 1% to 2% of the net asset value or the aggregate cost basis of the unrealized investments held by the private equity funds.  For certain other private equity funds (and managed accounts), the management fees range from 0.2% to 1% and there is no adjustment based on the investment period.  Management fees for the Company's private equity funds are generally paid on a quarterly basis.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
n. Income taxes
The Company accounts for income taxes in accordance with US GAAP which requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax basis of its assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to an amount that is more likely than not to be realized. The Company evaluates its deferred tax assets for recoverability considering negative and positive evidence, including its historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, and tax planning strategies. The Company records a valuation allowance against its deferred tax assets to bring them to a level that it is more likely than not to be utilized. In evaluating the need for a valuation allowance, the Company estimates future taxable income based on management approved business plans. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws, the Company has identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.
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
In accordance with federal and state tax laws, the Company and its subsidiaries file consolidated federal, state, and local income tax returns as well as stand-alone state and local tax returns. The Company also has subsidiaries that are residents in foreign countries where tax filings have to be submitted on a stand-alone or combined basis. These subsidiaries are subject to taxes in their respective countries and the Company is responsible for and therefore reports all taxes incurred by these subsidiaries in the condensed consolidated statements of operations. The foreign jurisdictions where the Company owns subsidiaries and has tax filing obligations are the United Kingdom, Luxembourg, Gibraltar, Germany, Switzerland, South Africa, Canada and Hong Kong.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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

Amortization expense for each of the three and six months ended June 30, 2020 and 2019 was $2.2 million and $4.5 million, and is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The estimated amortization expense related to these intangible assets in future periods is as follows:

(dollars in thousands)
2020	$4,454
2021	2,608
2022	1,775
2023	—
2024	—
Thereafter	—
$8,837
In addition to the purchase price consideration, for the three and six months ended June 30, 2019, the Company had incurred acquisition-related expenses of $0.1 million and $1.1 million, respectively, including financial advisory, legal and valuation services, which are included in professional, advisory and other fees in the accompanying condensed consolidated statements of operations.
4. Cash Collateral Pledged
As of June 30, 2020 and December 31, 2019, the Company pledged cash collateral in the amount of $4.5 million and $4.6 million respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston and San Francisco. The Company also has pledged cash collateral for reinsurance agreements which amounted to $3.0 million, as of June 30, 2020, and $2.0 million, as of December 31, 2019, which are expected to be released periodically as per the terms of the reinsurance policy between December 31, 2020 and March 31, 2024 (see Note 18).
As of June 30, 2020, the Company has the following six irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
New York	$358	April 2021
New York	$1,424	October 2020
New York	$1,636	November 2020
Boston	$385	March 2021
San Francisco	$712	October 2025
	$4,515
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2020 and December 31, 2019 there were no amounts due related to these letters of credit.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
5. Segregated Cash
As of June 30, 2020 and December 31, 2019, cash segregated in compliance with federal regulations and other restricted deposits of $177.5 million and $107.3 million, respectively, consisted of cash deposited in Special Reserve Accounts for the exclusive benefit of customers under SEC Rule 15c3-3 and cash held in accounts designated as Special Reserve Bank Accounts for Proprietary Accounts of Broker-Dealers ("PAB").
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
As of June 30, 2020 and December 31, 2019, securities owned, at fair value consisted of the following:

	As of June 30, 2020	As of December 31, 2019
	(dollars in thousands)
Common stock	$805,645	$1,546,484
Preferred stock	57,995	12,656
Warrants and rights	32,716	22,109
Government bonds	16,822	15,916
Corporate bonds	17,307	25,500
Convertible bonds	5,081	2,500
Term loan (*)	11,359	1,067
Trade claims (*)	7,587	7,320
	$954,512	$1,633,552
(*)The Company has elected the fair value option for securities owned, at fair value with a fair value of $7.1 million and $8.4 million, respectively, at June 30, 2020 and December 31, 2019.
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
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of June 30, 2020		As of December 31, 2019
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Currency forwards	$10,997	19	$—	—
Swaps	$367,432	26,112	$383,752	2,911
Options other (a)	420,187	62,715	550,188	60,066
		$88,846		$62,977
(a) Includes the volume of contracts for index, equity, commodity future and cash conversion options.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Payable for derivative contracts	As of June 30, 2020		As of December 31, 2019
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$—	$—	$10,224	$217
Currency forwards	$243,765	1,360	$77,790	851
Swaps	$209,569	7,322	$607,717	23,169
Options other (a)	256,336	45,787	306,306	36,524
		$54,469		$60,761
(a) Includes the volume of contracts for index, equity, commodity future and cash conversion options.
The following tables present the gross and net derivative positions and the related offsetting amount, as of June 30, 2020 and December 31, 2019. This table does not include the impact of over-collateralization.

		Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition
	Gross amounts recognized			Financial instruments	Cash Collateral pledged	Net amounts
	(dollars in thousands)
As of June 30, 2020
Receivable on derivative contracts, at fair value	$91,634	$2,788	$88,846	$3,783	$15,974	$69,089
Payable for derivative contracts, at fair value	57,257	2,788	54,469	3,783	3,209	47,477

As of December 31, 2019
Receivable on derivative contracts, at fair value	$66,217	$3,240	$62,977	$—	$2,911	$60,066
Payable for derivative contracts, at fair value	64,001	3,240	60,761	—	24,020	36,741
(a)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
The realized and unrealized gains/(losses) related to derivatives trading activities were $(38.2) million and $(1.8) million for the three months ended June 30, 2020 and 2019, respectively, and $(9.4) million and $(4.0) million for the six months ended June 30, 2020 and 2019, respectively, and are included in other income in the accompanying condensed consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, except for exchange traded derivatives and certain options, the Company is required to post/receive collateral. These amounts are recognized in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations respectively. As of June 30, 2020 and December 31, 2019, all derivative contracts were with major financial institutions.
Other investments
As of June 30, 2020 and December 31, 2019, other investments included the following:

	As of June 30, 2020	As of December 31, 2019
	(dollars in thousands)
Portfolio funds, at fair value (1)	$122,407	$114,504
Carried interest (2)	52,416	30,360
Equity method investments (3)	32,840	40,858
	$207,663	$185,722

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(1) Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of June 30, 2020 and December 31, 2019, included the following:

	As of June 30, 2020	As of December 31, 2019

	(dollars in thousands)
Starboard Value and Opportunity Fund (c)(*)	$41,170	$37,895
Formation8 Partners Fund I, L.P. (f)	32,152	33,613
Cowen Healthcare Investments II LP (i) (*)	21,264	14,652
Lagunita Biosciences, LLC (d)	5,025	4,802
Eclipse Ventures Fund I, L.P. (b)	4,270	3,960
HealthCare Royalty Partners II LP (a)(*)	1,606	1,781
RCG Longview Debt Fund V, L.P. (g)(*)	1,227	1,732
HealthCare Royalty Partners LP (a)(*)	1,166	1,326
Starboard Leaders Fund LP (e)(*)	1,579	1,560
Eclipse SPV I, LP (j)(*)	1,621	1,447
Ramius Merger Fund LLC (m)(*)	1,877	—
TriArtisan ES Partners LLC (k)(*)	1,262	1,082
Cowen Healthcare Investments III LP (i)(*)	3,284	1,398
TriArtisan PFC Partners LLC (l)(*)	540	909
RCG Longview Equity Fund, LP (g) (*)	779	835
Difesa Partners, LP (h) (*)	611	508
Other private investment (n)(*)	298	4,448
Other affiliated funds (o)(*)	2,676	2,556
	$122,407	$114,504
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
(m)Ramius Merger Fund LLC is a private equity fund which permits monthly withdrawals on 45 days prior notice.
(n)Other private investment represents the Company's closed end investment in a Portfolio Fund that invests in a wireless broadband communication provider in Italy.
(o)The majority of these investment funds are affiliates of the Company or are managed by the Company and the investors can redeem from these funds as investments are liquidated.
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
The carried interest as of June 30, 2020 and December 31, 2019, included the following:

	As of June 30, 2020	As of December 31, 2019
	(dollars in thousands)
Cowen Healthcare Investments II LP (*)	$51,656	$23,759
Other private investment (a) (*)	512	4,737
RCG IO Renergys Sarl	248	1,251
Ramius Multi-Strategy Fund LP (*)	—	613
	$52,416	$30,360
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The Company completed an assessment of the recoverability of the Company's equity method investments and determined that the carrying value of the investment in Surf House Ocean View Holdings, LLC exceeded the estimated fair value of the Company's interest, which was other than temporary. Accordingly, an other than temporary impairment charge for the three and six months ended June 30, 2020 of $4.0 million and $11.3 million, respectively, was recognized to reduce the carrying value of the investment to fair value. The Company recorded no impairment charges in relation to its other equity method investments for the three and six months ended June 30, 2020 and 2019.
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
The following table summarizes equity method investments held by the Company:

	As of June 30, 2020	As of December 31, 2019
	(dollars in thousands)
Starboard Value LP	$26,165	$24,292
Surf House Ocean Views Holdings, LLC	—	7,804
HealthCare Royalty GP III, LLC	2,208	2,230
RCG Longview Debt Fund V Partners, LLC	1,697	2,889
RCG Longview Management, LLC	247	583
HealthCare Royalty GP, LLC	131	108
HealthCare Royalty GP II, LLC	272	302
RCG Longview Debt Fund IV Management, LLC	331	331
RCG Longview Equity Management, LLC	105	105
HCR Stafford Fund GP, LLC	335	880
Liberty Harbor North	292	292
Other	1,057	1,042
	$32,840	$40,858
The Company's income (loss) from equity method investments was a loss of $6.5 million and income of $4.0 million for the three months ended June 30, 2020 and 2019 and $6.5 million and income of $20.3 million for the six months ended June 30, 2020 and 2019, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations.
Regulation S-X Rule 10-01(b)(1)
For the periods ended June 30, 2020 and December 31, 2019 and for the six months periods ended June 30, 2020 and June 30, 2019, certain investments subject to Regulation S-X Rule 10-01(b)(1) of the SEC guidance held by the Company have met the significance criteria as defined thereunder. As such, the Company is required to present summarized financial information for these significant investees as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019, and such information is as follows:

Other equity method investments	As of June 30, 2020	As of December 31, 2019
	(dollars in thousands)
Assets	$58,879	$95,825
Liabilities	—	82,482
Equity	$58,879	$13,343

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Revenues	$54,833	$10,130	$54,443	$78,710
Expenses	—	—	—	—
Net realized and unrealized gains (losses)	696	96	335	656
Net income	$55,529	$10,226	$54,778	$79,366

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying condensed consolidated statements of financial condition. As of June 30, 2020 and December 31, 2019, securities sold, not yet purchased, at fair value consisted of the following:

	As of June 30, 2020	As of December 31, 2019
	(dollars in thousands)
Common stock	$534,976	$425,448
Corporate bonds	894	5,933
Government bonds	1,500	1,950
Preferred stock	6,229	3,686
Warrants and rights	1,055	14,819
	$544,654	$451,836
Securities sold under agreements to repurchase and securities lending and borrowing transactions
The following tables present the contractual gross and net securities borrowing and lending agreements and securities sold under agreements to repurchase and the related offsetting amount as of June 30, 2020 and December 31, 2019.

				Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
	Gross amounts recognized, net of allowance	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Additional Amounts Available	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of June 30, 2020
Securities borrowed	$1,553,385	$—	$1,553,385	$—	$1,481,707	$—	$71,678
Securities loaned	1,622,484	—	1,622,484	—	1,577,433	—	45,051

As of December 31, 2019
Securities borrowed	$754,441	$—	$754,441	$—	$751,913	$—	$2,528
Securities loaned	1,601,866	—	1,601,866	—	1,585,036	—	16,830
Securities sold under agreements to repurchase	23,244	—	23,244	—	27,384	—	(4,140)
(a)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(b)Includes the amount of cash collateral held/posted.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
        The following tables present gross obligations for securities loaned and securities sold under agreements to repurchase by remaining contractual maturity and class of collateral pledged as of June 30, 2020 and December 31, 2019:

	Open and Overnight	Up to 30 days	31 - 90 days	Greater than 90 days	Total
	(dollars in thousands)
As of June 30, 2020
Securities loaned
Common stock	$1,443,443	$—	$—	$—	$1,443,443
Corporate bonds	179,041	—	—	—	179,041
As of December 31, 2019
Securities loaned
Common stock	$1,343,478	$—	$—	$—	$1,343,478
Corporate bonds	258,388	—	—	—	$258,388
Securities sold under agreements to repurchase	—	—	23,244	—	$23,244
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $6.5 billion and $634.8 million as of June 30, 2020 and $6.1 billion and $617.5 million as of December 31, 2019, respectively. The carrying value of the Company's exposure to loss for these variable interest entities as of June 30, 2020 was $189.7 million, and as of December 31, 2019 was $241.2 million, all of which is included in other investments, at fair value in the accompanying condensed consolidated statements of financial condition. Additionally, the Company's maximum exposure to loss for the variable interest entities noted above as of June 30, 2020 and December 31, 2019, was $207.4 million and $261.7 million, respectively.  The maximum exposure to loss often differs from the carrying value of exposure to loss of the variable interests. The maximum exposure to loss is dependent on the nature of the variable interests in the VIEs and is limited to the notional amounts of certain commitments and guarantees.
b. Consolidated Funds
Securities owned, at fair value
As of June 30, 2020 and December 31, 2019, securities owned, at fair value, held by the Consolidated Funds consisted of the following:

	As of June 30, 2020	As of December 31, 2019
	(dollars in thousands)
Preferred stock	$—	$4,393
Common stock	107,318	200,306
Government bonds	—	161,607
Corporate bonds	—	3,405
Warrants and rights	5,858	5,567
	$113,176	$375,278
Receivable on derivative contracts
As of June 30, 2020 and December 31, 2019, receivable on derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of June 30, 2020	As of December 31, 2019
	(dollars in thousands)
Currency forwards	$—	$3,302
Equity swaps	—	927
Options	—	1,604
	$—	$5,833

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Payable for derivative contracts
As of June 30, 2020 and December 31, 2019, payable for derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of June 30, 2020	As of December 31, 2019
	(dollars in thousands)
Currency forwards	$—	$88
Equity swaps	—	3,931
Options	—	750
	$—	$4,769
Other investments, at fair value
Investments in Portfolio Funds, at fair value
As of June 30, 2020 and December 31, 2019, investments in Portfolio Funds, at fair value, included the following:

	As of June 30, 2020	As of December 31, 2019
	(dollars in thousands)
Investments of Enterprise LP	$92,522	$99,153
Investments of Merger Fund	—	76,616
	$92,522	$175,769
Consolidated portfolio fund investments of Enterprise LP
On May 12, 2010, the Company announced its intention to close Enterprise Master. Enterprise LP operated under a "master-feeder" structure up until January 1, 2019, when Enterprise Master distributed its capital to each feeder and was liquidated. As of June 30, 2020 and December 31, 2019, the consolidated investments in Portfolio Funds include Enterprise LP's investment in RCG Special Opportunities Fund, Ltd which is a portfolio fund that invests in a limited number of private equity investments directly as well as through affiliated portfolio funds.
Consolidated portfolio fund investments of Merger Fund
The Merger Fund, which was deconsolidated during the second quarter of 2020 (See Note 2b), operates under a "master-feeder" structure, whereby Merger Master shareholders are Merger Fund and Ramius Merger Fund Ltd. The consolidated investments in Portfolio Funds include Merger Fund's investment of $76.6 million in Merger Master as of December 31, 2019. The Merger Master's investment objective is to achieve consistent absolute returns while emphasizing the preservation of investor capital. The Merger Master seeks to achieve these objectives by taking a fundamental, research-driven approach to investing, primarily in the securities of issuers engaged in, or subject to, announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master invests in the securities of one or more issuers engaged in or subject to such extraordinary corporate transactions. Merger Master typically seeks to derive a profit by realizing the price differential, or "spread," between the market price of securities purchased or sold short and the market price or value of securities realized in connection with the completion or termination of the extraordinary corporate transaction, or in connection with the adjustment of market prices in anticipation thereof, while seeking to minimize the market risk associated with the aforementioned investment activities. Merger Master will, depending on market conditions, generally focus the majority of its investment program on announced transactions. If the investment manager of Merger Master considers it necessary, it may either alone or as part of a group, also initiate shareholder actions seeking to maximize value. Such shareholder actions may include, but are not limited to, re-orienting management's focus or initiating the sale of the company (or one or more of its divisions) to a third party.
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of June 30, 2020 and December 31, 2019, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There was one indirect concentration that exceeded 5% of the Company's equity as of June 30, 2020 and December 31, 2019, respectively.
Through its investments in a Consolidated Fund and combined with direct Company investments, the Company maintained exposure to a particular investment which accounted for 5% or more of the Company's equity.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Investment's percentage of the Company's stockholders' equity
	Issuer	Security Type	Country	Industry	Percentage of Stockholders' Equity	Market Value
						(dollars in thousands)
As of June 30, 2020	Linkem	Equity, loans and warrants	Italy	Wireless Broadband	8.54%	$77,007
As of December 31, 2019	Linkem	Equity, loans and warrants	Italy	Wireless Broadband	9.53%	$77,142
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
During the second quarter of 2020, the Company deconsolidated the Merger Fund due to a partial redemption of the Company’s direct portfolio fund investment in Merger Fund. The Company continues to hold a direct retained portfolio fund investment in the Merger Fund.
Merger Master
As of December 31, 2019, Merger Fund's investment in Merger Master represented Merger Fund's proportionate share of Merger Master's net assets; as a result, the investment balances of Merger Master reflected below may exceed the net investment which Merger Fund has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Merger Master as of December 31, 2019:
Merger Master

As of December 31, 2019
(dollars in thousands)
Securities owned by Merger Master, at fair value
Common stock	$76,531
Warrants and rights	748
Corporate bonds	2,074
$79,353

Securities sold, not yet purchased, by Merger Master, at fair value
Common stock	$29,623
Exchange traded funds	38,527
$68,150
Receivable on derivative contracts, at fair value, owned by Merger Master

As of December 31, 2019
Description	(dollars in thousands)
Options	$2,047
Equity swaps	406
$2,453
Payable for derivative contracts, at fair value, owned by Merger Master

As of December 31, 2019
Description	(dollars in thousands)
Options	$1,158
Equity swaps	268
$1,426

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
7. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of June 30, 2020 and December 31, 2019:

	Assets at Fair Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned, at fair value
Government bonds	$16,822	$—	$—	$16,822
Preferred stock	6,515	—	51,480	57,995
Common stock	790,412	417	14,816	805,645
Convertible bonds	—	—	5,081	5,081
Corporate bonds	—	16,549	758	17,307
Trade claims	—	—	7,587	7,587
Term loan	—	—	11,359	11,359
Warrants and rights	28,091	—	4,625	32,716
Receivable on derivative contracts, at fair value
Currency forwards	—	19	—	19
Swaps	—	26,112	—	26,112
Options	62,378	—	337	62,715
Consolidated Funds
Securities owned, at fair value
Common stock	4,367	—	102,951	107,318
Warrants and rights	—	—	5,858	5,858
	$908,585	$43,097	$204,852	$1,156,534
Percentage of total assets measured at fair value on a recurring basis	78.6%	3.7%	17.7%
Portfolio Funds measured at net asset value (a)				122,407
Carried interest (a)				52,416
Consolidated Funds' Portfolio Funds measured at net asset value (a)				92,522
Equity method investments				32,840
Total investments				$1,456,719

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased, at fair value
Government bonds	$—	$—	$1,500	$1,500
Common stock	534,976	—	—	534,976
Corporate bonds	—	94	800	894
Preferred stock	6,229	—	—	6,229
Warrants and rights	1,055	—	—	1,055
Payable for derivative contracts, at fair value
Currency forwards	—	1,360	—	1,360
Swaps	—	7,322	—	7,322
Options	43,610	—	2,177	45,787
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	27,001	27,001
	$585,870	$8,776	$31,478	$626,124
Percentage of total liabilities measured at fair value	93.6%	1.4%	5.0%
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
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during the second quarter of 2016 and the first quarter of 2019, the Company is required to pay to the sellers a portion of future net income and/or revenues of the acquired businesses, if certain targets are achieved through the periods ended December 31, 2019 and December 31, 2023, respectively. For the acquisition that closed during 2016, the Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. For the acquisition that closed during 2019, the Company estimated the contingent consideration liability using the present value of the Monte Carlo simulated revenue. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of June 30, 2020 can range from $1.1 million to $35.1 million.

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
The following table includes a roll forward of the amounts for the six months ended June 30, 2020 and 2019 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2020
	Balance at March 31, 2020	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2020	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$8,200	$45,530	(c)	$—		$—	$(2,100)	$(150)	$51,480	$2,411
Common stock	17,510	—		(8)	(a)	—	(3,163)	477	14,816	(328)
Convertible bonds	2,786	—		—		2,295	—	—	5,081	—
Corporate bonds	2,812	—		—		98	(1,938)	(214)	758	(214)
Options, asset	332	—		—		—	—	5	337	5
Options, liability	1,802	—		—		—	—	375	2,177	375
Term Loan	—	11,149	(c)	—		—	—	210	11,359	210
Warrants and rights	598	3,615	(a)(c)	—		—	—	412	4,625	412
Trade claims	9,648	—		—		575	(2,215)	(421)	7,587	(441)
Corporate bond, liability	800	—		—		—	—	—	800	—
Government bonds, liability	1,500	—		—		—	—	—	1,500	—
Contingent consideration liability	28,658	—		—		—	(4,253)	2,596	27,001	2,596
Consolidated Funds
Preferred stock	4,393	—		(4,000)	(d)	—	—	(393)	—	—
Common stock	100,000	4,000	(d)	—		—	—	(1,049)	102,951	(1,049)
Warrants and rights	5,611	—		—		—	—	247	5,858	247

	Three Months Ended June 30, 2019
	Balance at March 31, 2019	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2019	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$7,157	$—	$—		$1,243	$(1,000)	$1	$7,401	$1
Common stock	4,951	—	—		12,896	(6,519)	(322)	11,006	(325)
Convertible bonds	5,000	—	(2,025)	(b)	9,971	(6,692)	64	6,318	64
Corporate bonds	261	—	—		514	—	—	775	—
Options, liability	1,733	—	—		—	—	1,046	2,779	1,046
Warrants and rights	454	—	—		—		141	595	141
Trade claims	5,487	—	—		5,095	(96)	2	10,488	—
Contingent consideration liability	29,536	—	—		—	—	—	29,536	—
Consolidated Funds
Preferred stock	24,322	—	—		—	—	—	24,322	—
Common stock	1,017	—	—		—	—	—	1,017	—
Warrants and rights	4,708	—	—		—	—	1,566	6,274	1,566

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2020
	Balance at December 31, 2019	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2020	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$7,835	$45,530	(c)	$—		$365	$(2,100)	$(150)	$51,480	$2,411
Common stock	17,466	—		(8)	(a)	1,798	(3,755)	(685)	14,816	(1,585)
Convertible bonds	2,500	—		—		2,581	—	—	5,081	—
Corporate bond	2,421	—		—		520	(1,962)	(221)	758	(202)
Options, asset	336	—		—		—	—	1	337	1
Options, liability	2,920	—		—		—	—	(743)	2,177	(743)
Term loan	—	11,149	(c)	—		—	—	210	11,359	210
Warrants and rights	594	3,615	(a)(c)	—		—	—	416	4,625	416
Trade claims	7,320	1,044	(a)	—		1,974	(2,215)	(536)	7,587	(556)
Corporate bond, liability	1,000	—		—		—	—	(200)	800	(200)
Government bonds, liability	1,950	—		—		—	—	(450)	1,500	(450)
Contingent consideration liability	30,896	—		—		—	(5,653)	1,758	27,001	1,758
Consolidated Funds
Preferred stock	4,393	—		(4,000)	(d)	—	—	(393)	—	—
Common stock	—	4,000	(d)	—		100,000	—	(1,049)	102,951	(1,049)
Warrants and rights	$5,567	$—		$—		$—	$—	$291	$5,858	$291

	Six Months Ended June 30, 2019
	Balance at December 31, 2018	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2019	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$5,168	$—	$—		$3,243	$(1,000)	$(10)	$7,401	$(10)
Common stock	9,850	—	—		14,158	(12,472)	(530)	11,006	(332)
Convertible bonds	3,000	—	(2,025)	(b)	14,971	(9,692)	64	6,318	64
Corporate bond	—	—	—		775	—	—	775	—
Options, liability	2,096	—	—		—	(4)	687	2,779	687
Warrants and rights	1,666	—	—		—	(116)	(955)	595	32
Trade claim	5,543	—	—		5,095	(152)	2	10,488	—
Contingent consideration liability	3,070	—	—		27,700	(1,234)	—	29,536	—
Consolidated Funds
Preferred stock	24,314	—	—		—	—	8	24,322	8
Common stock	94	—	—		407	—	516	1,017	516
Warrants and rights	$5,279	$—	$—		$—	$(1,088)	$2,083	$6,274	$995
(1) Unrealized gains/losses are reported in other income (loss) in the accompanying condensed consolidated statements of operations.
(a) The security stopped trading on an open market.
(b) The investments were converted to common stock.
(c) The Company consolidated an operating entity which holds preferred stock, loans and warrants.
(d) The investment was involved in a reverse merger and preferred stock was converted to common shares.
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
The following table includes quantitative information as of June 30, 2020 and December 31, 2019 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value June 30, 2020	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$57,410	Discounted cash flows Guideline companies	Discount rate Market Multiples	10% - 12% 6.25x - 6.75x	11% 6.5x
Options	337	Discounted cash flows Guideline companies	Discount rate Market Multiples	10% - 12% 6.25x - 6.75x	11% 6.5x
Trade claims	2,377	Discounted cash flows	Discount rate	20%	20%
Warrants and rights	10,464	Discounted cash flows Guideline companies	Discount rate Market Multiples	4% - 11% 6.25x - 6.75x	6.9% 6.5x
Corporate, convertible bonds and term loan	11,669	Discounted cash flows Guideline companies Recovery	Discount rate Market Multiples Probability of recovery	11% - 20% 6.25x - 6.75x 1% to 100%	11% 6.5x 97%
Other level 3 assets (a)	122,595
Total level 3 assets	$204,852
Level 3 Liabilities
Options	2,177	Option pricing models	Volatility	35%	35%
Contingent consideration liability	27,001	Discounted cash flows Monte Carlo simulation	Discount rate Volatility	15%-22% 22%	15% 22%
Other level 3 liabilities (a)	2,300
Total level 3 liabilities	$31,478

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2019	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$10,876	Discounted cash flows / Guideline companies	Discount rate Market Multiples	8% - 11.25% 6.5x - 7x	10.4% 6.75x
Trade claims	24	Discounted cash flows	Discount rate	20%	20%
Warrants and rights	6,162	Model based Discounted cash flows	Volatility Discount rate	30% 6% to 7%	—% 6.1%
Options	336	Option pricing models	Discount rate Market Multiples	9.75% - 11.25% 6.5x - 7x	10.5% 6.75x
Corporate and convertible bonds	311	Discounted cash flows Recovery	Discount rate Probability of recovery	20% 1% to 3%	20% 2.3%
Other level 3 assets (a)	30,723
Total level 3 assets	$48,432
Level 3 Liabilities
Options	2,920	Option pricing models	Volatility	35% to 40%	35%
Contingent consideration liability	30,896	Discounted cash flows	Discount rate Volatility	15%-22% 17%	15% 17%
Other level 3 liabilities (a)	2,950
Total level 3 liabilities	$36,766

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Other financial assets and liabilities
The following table presents the carrying values and fair values, at June 30, 2020 and December 31, 2019, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value (see Note 2e).

	June 30, 2020				December 31, 2019				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$340,075		$340,075		$301,123		$301,123		Level 1
Cash collateral pledged	7,511		7,511		6,563		6,563		Level 2
Segregated cash	177,526		177,526		107,328		107,328		Level 1
Securities borrowed	1,553,385		1,553,385		754,441		754,441		Level 2
Loans receivable	37,503		37,503	(d)	42,830		42,830	(d)	Level 3
Consolidated Funds
Cash and cash equivalents	118		118		30,874		30,874		Level 1
Financial Liabilities
Securities sold under agreements to repurchase	—		—		23,244		27,384		Level 2
Securities loaned	1,622,484		1,622,484		1,601,866		1,601,866		Level 2
Convertible debt	121,195	(a)	146,987	(b)	118,688	(a)	148,786	(b)	Level 2
Notes payable and other debt	314,329	(e)	323,691	(c)	345,451	(e)	372,591	(c)	Level 2

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(a)The carrying amount of the convertible debt includes an unamortized discount of $12.6 million and $14.9 million as of June 30, 2020 and December 31, 2019, respectively.
(b)The convertible debt includes the conversion option and is based on the last broker quote available.
(c)Notes payable and other debt are based on the last broker quote available.
(d)The fair market value of level 3 loans is calculated using discounted cash flows where applicable.
(e)The carrying amount of the notes payable and other debt includes an unamortized premium of $0.4 million and $0.5 million as of June 30, 2020 and December 31, 2019, respectively.
8. Deposits with Clearing Organizations, Brokers and Banks
Under the terms of agreements between the Company and some of its clearing organizations, brokers and banks, balances owed are collateralized by certain of the Company's cash and securities balances. As of June 30, 2020 and December 31, 2019, the Company had a total of $103.8 million and $91.8 million, respectively, in deposit accounts with clearing organizations, brokers and banks that could be used as collateral to offset losses incurred by the clearing organizations, brokers and banks, on behalf of the Company's activities, if such losses were to occur.
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
As of June 30, 2020 and December 31, 2019, amounts receivable from brokers, dealers and clearing organizations include:

	As of June 30, 2020	As of December 31, 2019
	(dollars in thousands)
Broker-dealers	$936,384	$623,523
Securities failed to deliver	86,240	45,673
Clearing organizations	88,142	3,180
Securities borrowed interest receivable	17,851	9,319
	$1,128,617	$681,695
As of June 30, 2020 and December 31, 2019, amounts payable to brokers, dealers and clearing organizations include:

	As of June 30, 2020	As of December 31, 2019
	(dollars in thousands)
Broker-dealers	$110,343	$185,838
Securities failed to receive	71,231	57,580
Clearing organizations	42,834	18,063
Securities loaned interest payable	16,153	9,537
	$240,561	$271,018

10. Receivable From and Payable To Customers
As of June 30, 2020 and December 31, 2019, receivable from customers of $106.9 million and $105.6 million, respectively, consist of amounts owed by customers relating to securities transactions not completed on settlement date and receivables arising from the prepayment of Commission Sharing Agreements ("CSA"), net of an allowance for credit losses. A prepaid CSA is established for research-related disbursements in advance of anticipated customer commission volumes.
As of June 30, 2020 and December 31, 2019, payable to customers of $787.7 million and $430.2 million, respectively, include amounts due on cash and margin transactions to the Company's clients, some of which have their assets held by a Company omnibus account, which are included within receivables from brokers, dealers and clearing organizations in the accompanying condensed consolidated statements of financial condition. In the omnibus structure, positions that are owned by Cowen International Ltd are fully cross collateralized by client funds, meaning that the Company, for all intents and purposes, has

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
no market risk. Additionally, Cowen International Ltd has no obligation to settle any trade that it deems inappropriate from a risk perspective, adding an important market and counterparty risk mitigating factor.
11. Commission Management Payable
The Company receives a gross commission from various brokers, which is then used to fund commission sharing and recapture arrangements, less the portion retained as income to the Company. Accrued commission sharing and commission recapture payable of $124.6 million and $71.6 million, as of June 30, 2020 and December 31, 2019, respectively, are classified as commission management payable in the accompanying condensed consolidated statements of financial condition.
12. Non-Controlling Interests in Consolidated Subsidiaries and Investment Funds
Redeemable and nonredeemable non-controlling interests in consolidated subsidiaries and investment funds and the related net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds are comprised as follows:

	As of June 30, 2020	As of December 31, 2019
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and investment funds
Consolidated Funds	$—	$391,275
Nonredeemable non-controlling interests in consolidated subsidiaries and investment funds
Operating companies	60,726	11,513
Consolidated Funds	128,199	82,807
	$188,925	$485,595

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds
Operating companies	$3,104	$428	$3,231	$540
Consolidated Funds	30,009	3,478	(32,306)	3,878
	$33,113	$3,906	$(29,075)	$4,418

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
13. Revenue from Contracts with Customers
For the three and six months ended June 30, 2020 and 2019, the following tables presents revenues from contracts with customers disaggregated by fee type and segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Revenue from contracts with customers	Operating Company
Investment banking
Underwriting fees	$133,695	$75,169	$196,965	$123,204
Strategic/financial advisory fees	39,634	11,131	61,630	31,676
Placement and sales agent fees	25,977	23,515	43,573	33,013
Expense reimbursements from clients	4,676	4,890	6,842	6,918
Total investment banking revenue	203,982	114,705	309,010	194,811
Brokerage
Commissions	121,685	96,341	254,611	181,116
Trade conversion revenue	4,327	4,559	8,966	8,665
Equity research fees	5,016	5,355	9,044	8,945
Total brokerage revenue from customers	131,028	106,255	272,621	198,726
Management fees	11,424	6,796	22,771	13,439
Incentive income	—	8	—	8
Total revenue from contracts with customers - Op Co	$346,434	$227,764	$604,402	$406,984

	Asset Company
Management fees	229	243	486	741
Incentive income	—	—	—	15
Total revenue from contracts with customers - Asset Co	229	243	486	756
Total revenue from contracts with customers	$346,663	$228,007	$604,888	$407,740

14. Reinsurance
The Company's wholly-owned Luxembourg subsidiary, Hollenfels Re SA ("Hollenfels") provides reinsurance to third party insurance and reinsurance companies. Hollenfels's share of claims incurred and paid during the periods below, as well as the change in claims outstanding or incurred but not reported ("Claims IBNR") during these periods were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Incurred and paid claims	$3,693	$4,013	$7,928	$6,920
Change in Claims IBNR	6,623	756	$23,916	$10,891
Hollenfels utilizes several methods to determine its Claims IBNR. It generally employs an estimation methodology whereby historical average claims ratios over a period of up to 10 years are utilized, based on availability of data. In cases where current claims development contradicts historical results, Hollenfels employs a method to average claims ratios derived through different actuarial calculation methods. Also, if an event occurs that may give rise to significant future claims in excess of the amount calculated using the above-mentioned methodologies, the impact of such an event is calculated using existing claims data and actuarial estimation methods to adjust Hollenfels's Claims IBNR. During the three and six months ended June 30, 2020, Hollenfels calculated its claim liability or claim adjustment expenses using the above-mentioned methods consistent with prior years.
While Hollenfels typically settles its premiums and claim payments on a quarterly basis, the frequency of claims in the underlying policies is impractical for Hollenfels to obtain. Certain contracts Hollenfels has written are on a quota-share basis while the rest of the policies provide aggregate loss protection, rendering the collection of information for all underlying contracts impracticable. Hollenfels did not discount any of its reserves and did not cede any portion of its exposures during the three and six months ended June 30, 2020 and 2019.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
From time to time, Hollenfels may enter into reinsurance agreements that require it to post collateral of cash or US government bonds to cover certain exposures as defined in the respective reinsurance agreements. As of June 30, 2020, Hollenfels pledged $16.9 million of collateral towards such reinsurance obligations, of which $3.0 million was cash and $13.9 million was US government bonds. As of December 31, 2019, total collateral pledged was $15.0 million, of which $2.0 million was cash and $13.0 million was US government bonds. Hollenfels expects the collateral to be periodically released between December 31, 2020 and March 31, 2024 in accordance with the terms of the reinsurance agreements.
15. Share-Based and Deferred Compensation and Employee Ownership Plans
The Company has issued share-based compensation under the 2010 Equity and Incentive Plan (the "Equity Plan"). The Equity Plan permits the grant of options, restricted shares, restricted stock units, and other equity-based awards to the Company's employees and directors. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued, both of which are eligible to accrue dividend equivalents, may be immediately vested or may generally vest over a two-to five-year period. Awards are subject to the risk of forfeiture. As of June 30, 2020, there were no shares available for future issuance under the 2010 Equity and Incentive Plan (See Note 26).
Under the Equity Plan, the Company awarded $50.2 million of deferred cash awards to its employees during the three and six months ended June 30, 2020. These awards vest over a four-year period and accrue interest at 0.70% per year. As of June 30, 2020, the Company had unrecognized compensation expense related to the Equity Plan's deferred cash awards of $89.5 million.
The Company measures compensation cost for share-based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share-based awards on a straight-line basis over the vesting period of the option or award, net of estimated forfeitures. In relation to awards under the Equity Plan, the Company recognized compensation expense of $15.3 million and $9.4 million for the three months ended June 30, 2020 and 2019 and $23.6 million and $17.2 million for the six months ended June 30, 2020 and 2019, respectively. The income tax effect recognized for the Equity Plan was a benefit of $3.5 million and $2.0 million for the three months ended June 30, 2020 and 2019 and $5.3 million and $4.2 million for the six months ended June 30, 2020 and 2019, respectively.
Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value
Beginning balance outstanding	5,364,486	$16.67	5,962,295	$15.73
Granted	2,268,759	17.23	2,194,230	16.67
Vested	(1,290,624)	15.23	(1,282,843)	16.21
Canceled	(87,348)	14.80	(233,333)	14.12
Forfeited	(35,441)	15.95	(153,399)	13.94
Ending balance outstanding	6,219,832	$17.20	6,486,950	$16.06

Included in the restricted share and restricted stock unit activity are performance-linked restricted stock units of 1,033,333 which were awarded in March 2016 and April 2019. Of the awards granted, 145,986 have vested and 320,681 have been canceled, as they did not meet the performance criteria, through June 30, 2020. The remaining awards, included in the outstanding balance as of June 30, 2020, vest between December 2020 and December 2021 and will be earned only to the extent that the Company attains specified market conditions relating to its volume-weighted average share price and total shareholder return in relation to certain benchmark indices and performance goals relating to aggregate net income and average return on shareholder equity. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 200% of the targeted award. Each RSU is equal to the one share of the Company's Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.
The fair value of restricted stock (excluding certain performance-linked units which are valued using the Monte Carlo valuation model) is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
As of June 30, 2020, there was $81.7 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.48 years.
Restricted Shares and Restricted Stock Units Granted to Non-Employee Board Members
There were no restricted stock units awarded or delivered to non-employee board members during the three and six months ended June 30, 2020. As of June 30, 2020 there were 216,912 restricted stock units outstanding for non-employee board members. There were no restricted stock units awarded during the three and six months ended June 30, 2019, and 79,487 were delivered. As of December 31, 2019 there were 216,912 restricted stock units outstanding.
16. Income Taxes
The taxable results of the Company’s U.S. operations are included in the consolidated income tax returns of Cowen, Inc. as well as stand-alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings are submitted on a stand-alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries that file tax returns are United Kingdom, Luxembourg, Gibraltar, Germany, Switzerland, South Africa, Canada and Hong Kong.
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. To the extent that information is not available for the Company to fully determine the full year estimated impact of an item of income or tax adjustment, the Company calculates the tax impact of such item discretely. Accordingly, the Company uses the discrete methodology to calculate the income tax provision for its foreign subsidiaries and the tax impact of income attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds. Based on these methodologies, the Company’s effective income tax rate was 36.90% and 27.15% for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, the items whose tax impact were recorded discretely related primarily to foreign taxes, as well as stock compensation.
For the six months ended June 30, 2020, the effective tax rate differs from the statutory rate of 21% primarily due to losses attributable to non-controlling interests in consolidated subsidiaries and investment funds, foreign taxes, stock compensation, as well as other nondeductible expenses. For the six months ended June 30, 2019, the effective tax rate differs from the statutory rate of 21% primarily due to income attributable to non-controlling interests in consolidated subsidiaries and investment funds, foreign taxes, base-erosion anti-abuse tax, goodwill impairment, as well as other nondeductible expenses.
As a result of the enactment of Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed on March 27, 2020, the Company is required to assess the tax impact of the Act in the quarter the law was enacted. Based on the management analysis, there was no material impact on the Company's financial statements as of June 30, 2020.
The Company maintained an uncertain tax position liability of $0.3 million as of June 30, 2020 and December 31, 2019 related to New York State tax matters.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of June 30, 2020, the Company recorded a valuation allowance against deferred tax assets related to its foreign tax credits and foreign net operating losses.
The Company is subject to examination by the United States Internal Revenue Service as well as state, local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York, United Kingdom, Luxembourg, Germany and Switzerland. Currently, the Company is under audit by New York State and the State of Massachusetts for the 2013 to 2017 tax years and 2016 to 2017 tax years, respectively. Management is not expecting a material tax liability from these audits.
The Company continues to permanently reinvest the capital and accumulated earnings of its subsidiaries in the United Kingdom, Germany, Switzerland, Canada, South Africa and Hong Kong.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
For the three and six months ended June 30, 2020 and 2019, quantitative information regarding the Company's operating lease obligations reflected in the accompanying condensed consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
			(dollars in thousands)
Lease cost
Operating lease cost	$5,672	$6,063	$11,357	$12,066
Short-term lease cost	52	93	197	139
Variable lease cost	815	147	1,603	446
Sublease income	(217)	(240)	(433)	(507)
Total lease costs	$6,322	$6,063	$12,724	$12,144

The following table summarizes the supplemental cash flow information and certain other information related to operating leases for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(dollars in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,906	$13,786

Weighted average remaining lease term - operating leases (in years)	4.93	5.72
Weighted average discount rate - operating leases	4.16%	4.14%
As of June 30, 2020, maturities of the outstanding operating lease liabilities for the Company were as follows:

	Equipment Leases (operating)	Real Estate and Other Facility Rental (a) (b)
	(dollars in thousands)
2020	$182	$10,597
2021	223	24,376
2022	91	20,852
2023	3	17,596
2024	—	14,774
Thereafter	—	10,080
Total operating leases	499	98,275
Less discount	33	10,840
Less short-term leases	—	197
Total lease liability	$466	$87,238
(a)The Company has entered into various agreements to sublease certain of its premises.
(b)During the six months ended June 30, 2020, the Company recognized operating right-of-use assets and leases liabilities of $0.4 million for facility leases.
See Note 18 for further information on the finance lease minimum payments.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Other Commitments
As of June 30, 2020, future minimum annual service payments for the Company were as follows:

Service Payments
(dollars in thousands)
2020	$15,183
2021	21,250
2022	12,030
2023	4,988
2024	2,151
Thereafter	4,401
Total service payment commitments	$60,003
Unfunded Commitments
The following table summarizes unfunded commitments as of June 30, 2020:

Entity	Unfunded Commitments	Commitment Term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	$7,971	4.5 years
Eclipse Ventures Fund I, L.P.	$81	4.5 years
Lagunita Biosciences, LLC	$250	3.3 years
Eclipse Fund II, L.P.	$120	5.5 years
Eclipse Continuity Fund I, L.P.	$68	6.5 years
Cowen Healthcare Investments II LP	$1,201	1.5 years
Cowen Healthcare Investments III LP	$8,035	6.5 years
Cowen Sustainable Investments I LP	$12,989	9.5 years
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
18. Convertible Debt and Notes Payable
As of June 30, 2020 and December 31, 2019, the Company's outstanding debt was as follows:

	As of June 30, 2020	As of December 31, 2019
	(dollars in thousands)
Convertible debt	$121,195	$118,688
Notes payable	307,227	306,818
Term loans	—	32,180
Other notes payable	3,785	2,516
Finance lease obligations	3,317	3,937
	$435,524	$464,139
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
As of June 30, 2020, the outstanding principal amount of the December 2022 Convertible Notes was $135.0 million. On June 26, 2018, the Company received shareholder approval for the Company to settle the December 2022 Convertible Notes entirely in Class A common stock. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity. Pursuant to the indenture governing the December 2022 Convertible Notes, conversions of the December 2022 Convertible Notes will be settled by the delivery and/or payment, as the case may be, of Cowen’s Class A Common Stock, cash, or a combination thereof, at the Company's election. The Company has the intent and ability to settle the convertible notes in cash and, as a result, the convertible notes do not have an impact on the Company's diluted earnings per share calculation (See Note 21).
The Company recorded interest expense of $1.0 million and $1.0 million for the three months ended June 30, 2020 and 2019, and $2.0 million and $2.0 million for the six months ended June 30, 2020 and 2019, respectively. The Company recognized the embedded cash conversion option at issuance date fair value, which also represents the initial unamortized discount on the December 2022 Convertible Notes of $23.4 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $1.1 million and $1.1 million for the three months ended June 30, 2020 and 2019, and $2.3 million and $2.1 million for the six months ended June 30, 2020 and 2019, respectively, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2022 Convertible Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, which is shown net in notes payable in the accompanying condensed consolidated statement of financial condition. To date the May 2024 Notes have maintained their initial private rating, and the interest rate has remained unchanged. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $1.4 million and $0.6 million for three months ended June 30, 2020 and 2019, and $2.8 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in December 2019, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the "June 2033 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $1.9 million and $2.0 million for the three months ended June 30, 2020 and 2019, and $3.9 million and $3.9 million for the six months ended June 30, 2020 and 2019, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the "December 2027 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million and $2.5 million for the three months ended June 30, 2020 and 2019,and $5.1 million and $5.1 million for the six months ended June 30, 2020 and 2019, respectively. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
Term Loans
On June 30, 2017, a subsidiary of the Company borrowed $28.2 million to fund general corporate purposes. In July 2019, the subsidiary of the Company borrowed separately, from the same lender, $4.0 million to fund general corporate purposes. Each loan was secured by the value of the Company's limited partnership interests in two affiliated investment funds. The Company had provided a guarantee for these loans. Both loans had an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire combined principal amount due (as amended) on June 26, 2020 when they were both fully repaid. The Company recorded interest expense of $0.3 million and $0.4 million for the three months ended June 30, 2020 and 2019, and $0.8 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively.
Other Notes Payable
During January 2020, the Company borrowed $2.9 million to fund insurance premium payments. This note had an effective interest rate of 2.01% and was due in December 2020, with monthly payment requirements of $0.3 million. As of June 30, 2020, the outstanding balance on this note was $1.5 million. Interest expense for the three and six months ended June 30, 2020 and 2019 was insignificant.
During November 2019, the Company borrowed $2.6 million to fund general corporate capital expenditures. This note had an effective interest rate of 6% and is due in November 2024, with monthly payment requirements of $0.1 million. As of June 30, 2020, the outstanding balance on this note was $2.2 million. Interest expense for the six months ended June 30, 2020 was $0.1 million.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Spike Line
In August 2019, Cowen Execution Services LLC ("Cowen Execution") renewed a one-year committed spike line facility to cover short term increases in National Securities Clearing Corporation margin deposit requirements. In connection with the merger of Cowen Execution into Cowen and Company (See Note 23), the spike line facility was amended in May 2020. Pursuant to that amendment, Cowen and Company replaced Cowen Execution as the borrower and accepted, reaffirmed and assumed all of Cowen Execution’s rights, duties, obligations and liabilities under the spike line facility and the related loan documents. The spike line facility has a capacity of $70 million. This facility has (i) an effective interest rate equal to the Federal Funds rate plus 2.50% on any money drawn from the liquidity facility and (ii) a commitment or unused line fee that is 50 basis points on the undrawn amount. All amounts outstanding under this facility were fully repaid during the second quarter of 2020. Interest expense for the three and six months ended June 30, 2020 was $0.1 million and $0.2 million, respectively.
Revolving Credit Facility
In December 2019, the Company entered into a two-year committed corporate credit facility with a capacity of $25 million. This credit facility has (i) an effective interest rate equal to LIBOR plus 3.25% on any money drawn from the credit facility and (ii) a commitment or unused line fee that is 50 basis points on the undrawn amount. All amounts oustanding under this corporate credit facility were fully repaid during the second quarter of 2020. Interest expense for the three and six months ended June 30, 2020 was $0.2 million and $0.3 million, respectively.
Finance Lease Obligations
The Company has entered into various finance leases for computer equipment. These finance lease obligations are included in notes payable and other debt in the accompanying condensed consolidated statements of financial condition.
For the six months ended June 30, 2020 and 2019, quantitative information regarding the Company's finance lease obligations reflected in the accompanying condensed consolidated statements of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	$308	$299	$615	$667
Interest on lease liabilities	43	56	92	118
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases			92	118
Financing cash flows from finance leases			$604	$668

Weighted average remaining lease term - operating leases (in years)			2.72	3.70
Weighted average discount rate - operating leases			4.88%	4.93%

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Annual scheduled maturities of debt and minimum payments (of principal and interest) for all debt outstanding as of June 30, 2020, are as follows:

	Convertible Debt	Notes Payable	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2020	$2,025	$11,774	$1,817	$589
2021	4,050	23,548	593	1,394
2022	139,050	23,548	593	1,163
2023	—	23,548	593	411
2024	—	98,721	543	11
Thereafter	—	334,304	—	—
Subtotal	145,125	515,443	4,139	3,568
Less (a)	(23,930)	(208,216)	(354)	(251)
Total	$121,195	$307,227	$3,785	$3,317
(a)Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the Company's convertible debt.
Letters of Credit
As of June 30, 2020, the Company has six irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged cash collateral for reinsurance agreements (See Note 4).
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2020 and December 31, 2019 there were no amounts due related to these letters of credit.
19. Stockholder's Equity
Preferred Stock
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and accrued a cash dividend of $1.7 million and $1.7 million for the three months ended June 30, 2020 and 2019 and $3.4 million and $3.4 million for the six months ended June 30, 2020 and 2019, respectively.
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
Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, into a number of shares of the Company's Class A common stock equal to the liquidation preference of $1,000 divided by the conversion rate. The initial conversion rate (subsequent to the December 5, 2016 reverse stock split) is 38.0619 shares (which equates to $26.27 per share) of the Company's Class A common stock for each share of the Series A Convertible Preferred Stock. At any time on or after May 20, 2020, when the Company's capped call option expired, the Company may elect to convert all outstanding shares of the Series A Convertible Preferred Stock into shares of the Company's Class A common stock, cash or a combination thereof, at the Company's election, in each case, based on the then-applicable conversion rate, if the last reported sale price of the Company's Class A common stock equals or exceeds 150% of the then-current conversion price on at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days (including on the last trading day of such period) immediately prior to such election. At the time of conversion, the conversion rate may be adjusted based on certain events including but not limited to the issuance of cash dividends or Class A common stock as dividends to the Company's Class A common shareholders or a share split or combination. The Company has the intent and ability to settle the preferred shares in cash and, as a result, the preferred shares do not have an impact on the Company's diluted earnings per share calculation (See Note 21).

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Cash Dividends to Common Stockholders
During the first quarter of 2020, the Company began the declaration of a quarterly cash dividend payable on its common stock. During March and June 2020, the Board of Directors declared a cash dividend of $0.04 per common share. Dividends are payable on all outstanding shares and on granted but unvested shares under the Equity Plan on the date of record (See Note 15). During the three and six months ended June 30, 2020, the Company accrued $1.1 million and $2.5 million, respectively, of cash dividends to its common stockholders.
Treasury Stock
Treasury stock of $315.0 million as of June 30, 2020, compared to $284.3 million as of December 31, 2019, resulted from $6.0 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Equity Plan or other similar transactions, $0.07 million received from an escrow account established to satisfy the Company's indemnification claims arising under the terms of the purchase agreement entered into in connection with the Company's acquisition of Convergex Group, LLC and $24.6 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the six months ended June 30, 2020:

	Treasury Stock Shares	Cost (dollars in thousands)	Average Cost per Share
Balance outstanding at December 31, 2019	18,605,581	$284,301	$15.28
Shares purchased for minimum tax withholding under the 2010 Equity Plan or other similar transactions	490,717	6,029	12.29
Shares of stock received in respect of indemnification claims	5,189	70	13.41
Purchase of treasury stock	1,830,457	24,571	13.42
Balance outstanding at June 30, 2020	20,931,944	$314,971	$15.05

20. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income includes the after tax change in unrealized gains and losses on foreign currency translation adjustments. During the periods presented, the Company did not have material reclassifications out of other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Beginning balance	$(5)	$(5)	$(5)	$(5)
Foreign currency translation	—	2	—	2
Ending balance	$(5)	$(3)	$(5)	$(3)

21. Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of common shares outstanding for the period. As of June 30, 2020, there were 27,641,600 shares of Class A common stock outstanding. As of June 30, 2020, the Company has included 216,912 fully vested, unissued restricted stock units in its calculation of basic earnings per share. As of December 31, 2019, there were 28,610,357 shares of Class A common stock outstanding. As of December 31, 2019, the Company has included 216,912 fully vested, unissued restricted stock units in its calculation of basic earnings per share.

Cowen Inc.
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
The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands, except share and per share data)
Net income (loss)	$146,948	$9,718	$74,837	20,013
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	33,113	3,906	(29,075)	4,418
Net income (loss) attributable to Cowen Inc.	113,835	5,812	103,912	15,595
Preferred stock dividends	1,698	1,698	3,396	3,396
Net income (loss) attributable to Cowen Inc. common stockholders	$112,137	$4,114	$100,516	$12,199

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	27,983	29,769	28,289	29,766
Restricted stock	1,333	1,753	1,355	1,806
Weighted average shares used in diluted computation	29,316	31,522	29,644	31,572
Earnings (loss) per share:
Basic	$4.01	$0.14	$3.55	$0.41
Diluted	$3.83	$0.13	$3.39	$0.39

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
22. Segment Reporting
The Company has two reportable business segments: Op Co and Asset Co. The Op Co segment consists of CIM, Investment Banking, Markets and Research. The Asset Co segment consists of the Company's private investments, private real estate investments and other legacy investment strategies.
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
In general, Economic Income (Loss) is a pre-tax measure that (i) includes management reclassifications which the Company believes provides additional insight on the performance of the Company’s core businesses and divisions (ii) eliminates the impact of consolidation for Consolidated Funds and excludes (iii) goodwill and intangible impairment (iv) certain other transaction-related adjustments and/or reorganization expenses and (v) certain costs associated with debt. Economic Operating Income (Loss) is a similar measure but before depreciation and amortization expenses.
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
The following tables set forth operating results for the Company's consolidated US GAAP net income (loss) and related reclassifications and adjustments necessary to reconcile to the Company's Economic Income (Loss) measure which represents the Company's Op Co and Asset Co segments' results:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2020
	US GAAP	Reclassifications and Adjustments					Economic Income
	Net income (loss)	Management Reclassifications		Fund Consolidation Reclassifications (k)	Income Statement Adjustments		Total Economic Income/(Loss)	Operating Company	Asset Company
	(dollars in thousands)
Revenues
Investment banking	$203,982	$(13,552)	a, b	$—	$—		$190,430	$190,430	$—
Brokerage	147,224	19,843	c, h	—	—		167,067	167,067	—
Management fees	11,653	2,114	d, e	635	—		14,402	14,234	168
Incentive income (loss)	—	46,375	e	—	—		46,375	45,392	983
Investment income (loss)	—	140,486	f	—	—		140,486	142,379	(1,893)
Interest and dividends	47,918	(47,918)	c	—	—		—	—	—
Reimbursement from affiliates	247	(272)	b	25	—		—	—	—
Reinsurance premiums	5,967	(5,967)	g	—	—		—	—	—
Other revenue	1,490	(1,532)	g	(18)	—		(60)	(62)	2
Consolidated Funds revenues	359	—		(359)	—		—	—	—
Total revenues	418,840	139,577		283	—		558,700	559,440	(740)
Interest expense (Economic Income/(Loss)) / Interest and dividend expense (US GAAP)	49,304	(40,602)	c	—	(1,131)	l	7,571	6,102	1,469
Total net revenues	369,536	180,179		283	1,131		551,129	553,338	(2,209)
Expenses
Compensation & Benefits	305,282	(200)	i	—	—		305,082	304,644	438
Fixed non-compensation expense	—	37,475	e, j	—	(2,615)	m	34,860	34,755	105
Variable non-compensation expense	—	40,822	j	—	—		40,822	40,817	5
Other non-compensation US GAAP expense	98,461	(98,461)	a, b, d, g, i	—	—		—	—	—
Depreciation & Amortization	6,200	8		—	(545)	p	5,663	5,657	6
Non-Controlling Interest	—	1,739	j	—	—		1,739	1,739	—
Consolidated Funds expenses	1,585	—		(1,585)	—		—	—	—
Total expenses	411,528	(18,617)		(1,585)	(3,160)		388,166	387,612	554
Other income (loss)	233,872	(201,994)	e, f, h	(31,878)	—		—	—	—
Income taxes expense / (benefit)	44,932	(95)		—	(44,837)	n	—	—	—
Income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	33,113	(3,103)	j	(30,010)	—		—	—	—
Income (loss) attributable to Cowen Inc.	113,835	—		—	49,128		162,963	165,726	(2,763)
Less: Preferred stock dividends	1,698	—		—	—		1,698	1,387	311
Economic Income (Loss)/ Income (loss) attributable to Cowen Inc. common stockholders	$112,137	$—		$—	$49,128		161,265	164,339	(3,074)
Add back: Depreciation and amortization expense							5,663	5,657	6
Economic Operating Income (Loss)							$166,928	$169,996	$(3,068)

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2019
	US GAAP	Reclassifications and Adjustments					Economic Income
	Net income (loss)	Management Reclassifications		Fund Consolidation Reclassifications (k)	Income Statement Adjustments		Total Economic Income/(Loss)	Operating Company	Asset Company
	(dollars in thousands)
Revenues
Investment banking	$114,705	$(11,325)	a, b	$—	$836	o	$104,216	$104,216	$—
Brokerage	111,382	12,662	c, h	—	—		124,044	124,044	—
Management fees	7,039	2,864	d, e	565	—		10,468	9,968	500
Incentive income (loss)	8	4,071	e	—	150	o	4,229	2,633	1,596
Investment income (loss)	—	(2,887)	f	—	—		(2,887)	(6,513)	3,626
Interest and dividends	40,047	(40,047)	c	—	—		—	—	—
Reimbursement from affiliates	254	(287)	b	33	—		—	—	—
Reinsurance premiums	14,331	(14,331)	g	—	—		—	—	—
Other revenue	930	3,401	g	(12)	—		4,319	4,304	15
Consolidated Funds revenues	3,468	—		(3,468)	—		—	—	—
Total revenues	292,164	(45,879)		(2,882)	986		244,389	238,652	5,737
Interest expense (Economic Income/(Loss)) / Interest and dividend expense (US GAAP)	39,528	(31,751)	c	—	(1,071)	l	6,706	5,298	1,408
Total net revenues	252,636	(14,128)		(2,882)	2,057		237,683	233,354	4,329
Expenses
Compensation & Benefits	136,409	—	i	—	—		136,409	134,454	1,955
Fixed non-compensation expense	—	38,588	e, j	—	(173)	m	38,415	37,171	1,244
Variable non-compensation expense	—	39,468	j	—	—		39,468	39,428	40
Other non-compensation US GAAP expense	99,845	(99,845)	a, b, d, g, i	—	—		—	—	—
Depreciation & Amortization	4,952	—		—	—		4,952	4,945	7
Non-Controlling Interest	—	1,258	j	—	—		1,258	1,258	—
Goodwill impairments	4,100	—		—	(4,100)	p	—	—	—
Consolidated Funds expenses	2,231	—		(2,231)	—		—	—	—
Total expenses	247,537	(20,531)		(2,231)	(4,273)		220,502	217,256	3,246
Other income (loss)	9,692	(6,865)	e, f, h	(2,827)	—		—	—	—
Income taxes expense / (benefit)	5,073	(34)		—	(5,039)	n	—	—	—
Income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	3,906	(428)	j	(3,478)			—	—	—
Income (loss) attributable to Cowen Inc.	5,812	—		—	11,369		17,181	16,098	1,083
Less: Preferred stock dividends	1,698	—		—	—		1,698	1,341	357
Economic Income (Loss)/ Income (loss) attributable to Cowen Inc. common stockholders	$4,114	$—		$—	$11,369		15,483	14,757	726
Add back: Depreciation and amortization expense							4,952	4,945	7
Economic Operating Income (Loss)							$20,435	$19,702	$733

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2020
	US GAAP	Reclassifications and Adjustments					Economic Income
	Net income (loss)	Management Reclassifications		Fund Consolidation Reclassifications (k)	Income Statement Adjustments		Total Economic Income/(Loss)	Operating Company	Asset Company
	(dollars in thousands)
Revenues
Investment banking	$309,010	$(19,383)	a, b	$—	$—		$289,627	$289,627	$—
Brokerage	286,586	13,153	c, h	—	—		299,739	299,739	—
Management fees	23,257	3,154	d, e	1,312	—		27,723	27,351	372
Incentive income (loss)	—	42,288	e	—	—		42,288	43,449	(1,161)
Investment income (loss)	—	109,383	f	—	—		109,383	122,931	(13,548)
Interest and dividends	89,995	(89,995)	c	—	—		—	—	—
Reimbursement from affiliates	508	(558)	b	50	—		—	—	—
Reinsurance premiums	16,438	(16,438)	g	—	—		—	—	—
Other revenue	3,340	(2,822)	g	(18)	—		500	498	2
Consolidated Funds revenues	3,515	—		(3,515)	—		—	—	—
Total revenues	732,649	38,782		(2,171)	—		769,260	783,595	(14,335)
Interest expense (Economic Income/(Loss)) / Interest and dividend expense (US GAAP)	88,096	(70,505)	c	—	(2,242)	l	15,349	12,445	2,904
Total net revenues	644,553	109,287		(2,171)	2,242		753,911	771,150	(17,239)
Expenses
Compensation & Benefits	429,710	1,076	i	—	—		430,786	429,650	1,136
Fixed non-compensation expense	—	74,175	e, j	—	(1,830)	m	72,345	72,094	251
Variable non-compensation expense	—	84,121	j	—	—		84,121	84,109	12
Other non-compensation US GAAP expense	197,030	(197,030)	a, b, d, g, i	—	—		—	—	—
Depreciation & Amortization	11,642	—		—	(545)	p	11,097	11,085	12
Non-Controlling Interest	—	3,479	j	—	—		3,479	3,479	—
Consolidated Funds expenses	4,299	—		(4,299)	—		—	—	—
Total expenses	642,681	(34,179)		(4,299)	(2,375)		601,828	600,417	1,411
Other income (loss)	116,724	(146,902)	e, f, h	30,178	—		—	—	—
Income taxes expense / (benefit)	43,759	(205)		—	(43,554)	n	—	—	—
Income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(29,075)	(3,231)	j	32,306	—		—	—	—
Income (loss) attributable to Cowen Inc.	103,912	—		—	48,171		152,083	170,733	(18,650)
Less: Preferred stock dividends	3,396	—		—	—		3,396	2,745	651
Economic Income (Loss)/ Income (loss) attributable to Cowen Inc. common stockholders	$100,516	$—		$—	$48,171		148,687	167,988	(19,301)
Add back: Depreciation and amortization expense							11,097	11,085	12
Economic Operating Income (Loss)							$159,784	$179,073	$(19,289)

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2019
	US GAAP	Reclassifications and Adjustments					Economic Income
	Net income (loss)	Management Reclassifications		Fund Consolidation Reclassifications (k)	Income Statement Adjustments		Total Economic Income/(Loss)	Operating Company	Asset Company
	(dollars in thousands)
Revenues
Investment banking	$194,811	$(9,871)	a, b	$—	$2,272	o	$187,212	$187,212	$—
Brokerage	208,845	27,071	c, h	—	—		235,916	235,916	—
Management fees	14,180	5,651	d, e	1,067	—		20,898	19,695	1,203
Incentive income (loss)	23	19,804	e	543	606	o	20,976	19,270	1,706
Investment income (loss)	—	7,381	f	—	—		7,381	2,914	4,467
Interest and dividends	69,139	(69,139)	c	—	—		—	—	—
Reimbursement from affiliates	542	(609)	b	67	—		—	—	—
Reinsurance premiums	20,922	(20,922)	g	—	—		—	—	—
Other revenue	1,991	3,499	g	(12)	—		5,478	5,427	51
Consolidated Funds revenues	5,808	—		(5,808)	—		—	—	—
Total revenues	516,261	(37,135)		(4,143)	2,878		477,861	470,434	7,427
Interest expense (Economic Income/(Loss)) / Interest and dividend expense (US GAAP)	68,612	(53,225)	c	—	(2,117)	l	13,270	10,615	2,655
Total net revenues	447,649	16,090		(4,143)	4,995		464,591	459,819	4,772
Expenses
Compensation & Benefits	268,291	64	i	—	—		268,355	264,703	3,652
Fixed non-compensation expense	—	74,475	e, j	—	(1,185)	m	73,290	71,428	1,862
Variable non-compensation expense	—	76,599	j	—	—		76,599	76,514	85
Other non-compensation US GAAP expense	184,008	(184,008)	a, b, d, g, i	—	—		—	—	—
Depreciation & Amortization	9,908	—		—	—		9,908	9,884	24
Non-Controlling Interest	—	2,283	j	—	—		2,283	2,283	—
Goodwill impairment	4,100	—		—	(4,100)	p	—	—	—
Consolidated Funds expenses	3,713	—		(3,713)	—		—	—	—
Total expenses	470,020	(30,587)		(3,713)	(5,285)		430,435	424,812	5,623
Other income (loss)	50,634	(47,186)	e, f, h	(3,448)	—		—	—	—
Income taxes expense / (benefit)	8,250	31		—	(8,281)	n	—	—	—
Income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	4,418	(540)	j	(3,878)	—		—	—	—
Income (loss) attributable to Cowen Inc.	15,595	—		—	18,561		34,156	35,007	(851)
Less: Preferred stock dividends	3,396	—		—	—		3,396	2,717	679
Economic Income (Loss)/ Income (loss) attributable to Cowen Inc. common stockholders	$12,199	$—		$—	$18,561		30,760	32,290	(1,530)
Add back: Depreciation and amortization expense							9,908	9,884	24
Economic Operating Income (Loss)							$40,668	$42,174	$(1,506)

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Adjustments made to US GAAP net income (loss) to arrive at Economic Operating Income (Loss)

Management Reclassifications

Management reclassification adjustments and fund consolidation reclassification adjustments have no effect on economic income. These adjustments are reclassifications to change the location of certain line items.

a	Economic Income (Loss) presents underwriting expenses net of investment banking revenues.
b	Economic Income (Loss) presents expenses reimbursed from clients and affiliates within their respective expense category but is included as a part of revenues under US GAAP.
c	Economic Income (Loss) brokerage revenues included net securities borrowed and securities loaned activities which are shown gross in interest income and interest expense for US GAAP.
d	Economic Income (Loss) recognizes revenues net of fund start-up costs and distribution fees paid to agents.
e	Economic Income (Loss) recognizes the Company's proportionate share of management and incentive fees and associated share of expenses on a gross basis for certain real estate operating entities, the healthcare royalty business and the activist business. Additionally, carried interest, which the Company applies an equity ownership model to, is recorded in other income (loss) for US GAAP and is shown as incentive income for Economic Income (Loss).
f	Economic Income (Loss) recognizes Company income from proprietary trading (including interest and dividends) for which the majority of this activity is shown in other income (loss) for US GAAP reporting.
g	Economic Income (Loss) recognizes underwriting income from the Company's insurance related activities, net of expenses, within other revenue. The costs are recorded within expenses for US GAAP reporting.
h	Economic Income (Loss) recognizes gains and losses on investments held as part of the Company's facilitation and trading business within brokerage revenues as these investments are directly related to the markets business activities.
i	Economic Income (Loss) presents certain payments to associated banking partners as compensation rather than non-compensation expenses.
j	Economic Income (Loss) presents US GAAP expenses as either Fixed non-compensation or Variable non-compensation expenses. The Company also presents US GAAP Income (loss) attributable to non-controlling interests within total other expenses for Economic Income (Loss).
Fund Consolidation Reclassifications
k
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

Income Statement Adjustments
l	Economic Income (Loss) excludes the amortization of discount on convertible debt.
m	Economic Income (Loss) excludes acquisition related adjustments as management does not consider these items when evaluating the performance of the Company.
n	Economic Income (Loss) excludes income taxes.
o	For periods prior to the first quarter of 2020, Economic Income (Loss) records a) income from uncrystallized incentive fees and b) retainer fees, relating to investment banking activities, earned during the period that would otherwise be deferred until closing for US GAAP reporting. Similar amounts are not adjusted subsequently.
p	Economic Income (Loss) excludes goodwill and intangible impairment.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
23. Regulatory Requirements
As registered broker-dealers, Cowen and Company, ATM Execution, Cowen Prime and Westminster are subject to the SEC's Uniform Net Capital Rule 15c3-1 ("SEC Rule 15c3-1"), which requires the maintenance of minimum net capital. Each registered broker-dealer has elected to compute net capital under the alternative method permitted by that rule. Under the alternative method, Cowen and Company's minimum net capital requirement, as defined in (a)(4) of SEC Rule 15c3-1, is $1.0 million. Cowen and Company, ATM Execution, Cowen Prime and Westminster are required to maintain minimum net capital, as defined in (a)(1)(ii) of SEC Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debits arising from customer transactions. Advances to affiliates, repayment of borrowings, distributions, dividend payments and other equity withdrawals are subject to certain notification and other provisions of SEC Rule 15c3-1 and other regulatory bodies.
On May 1, 2020, Cowen and Company completed its merger with Cowen Execution. Cowen and Company is the surviving entity. The merger had no impact to the Company’s financial results.
Cowen Prime is also subject to Commodity Futures Trading Commission Regulation 1.17 ("Regulation 1.17"). Regulation 1.17 requires net capital equal to or in excess of $45,000 or the amount of net capital required by SEC Rule 15c3-1, whichever is greater. Cowen and Company is also subject to Options Clearing Corporation ("OCC") Rule 302. OCC Rule 302 requires maintenance of net capital equal to the greater of $2.0 million or 2% of aggregate debit items. At June 30, 2020, Cowen and Company had $296.4 million of net capital in excess of this minimum requirement.
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
As of June 30, 2020, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA or SFC requirement and excess as follows:

Subsidiary	Net Capital	Minimum Net Capital Requirement	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$300,725	$4,287	$296,438
ATM Execution	$5,154	$250	$4,904
Cowen Prime	$20,238	$250	$19,988
Westminster	$29,402	$250	$29,152
Cowen International Ltd	$22,388	$12,104	$10,284
Cowen Execution Ltd	$11,044	$2,781	$8,263
Cowen Asia	$1,329	$387	$942
The Company's U.S. broker-dealers must also comply with SEC Rule 15c3-3 or claim an exemption pursuant to subparagraphs (k)(2)(i) or (k)(2)(ii) of that rule. Firms can rely on more than one exemption. Cowen Prime and ATM Execution claim the (k)(2)(ii) exemption with regard to all of their customer accounts and transactions that are introduced on a fully-disclosed basis to their clearing agents for clearing, settlement and custody. Cowen Prime and Westminster claim the (k)(2)(i) exemption with regards to customer transactions and balances that are cleared, settled and custodied in bank accounts designated as Special Accounts for the Exclusive Benefit of Customers ("Special Bank Accounts").
In accordance with the requirements of SEC Rule 15c3-3, Cowen and Company may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of June 30, 2020, Cowen and Company had segregated approximately $25.7 million of cash, while its required deposit was $24.3 million.
As a clearing broker-dealer, Cowen and Company is required to compute a reserve requirement for proprietary accounts of broker-dealers ("PAB"), as defined in SEC Rule 15c3-3. Cowen and Company conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEC Rule 15c3-3. This allows each correspondent firm that uses Cowen and Company as its clearing broker-dealer to classify its PAB account assets held at Cowen and Company as allowable assets in the correspondent's net capital calculation. At June 30, 2020, Cowen and Company had $37.7 million of cash on deposit in PAB Reserve Bank Accounts, which was more than its required deposit of $25.9 million.
Cowen and Company, ATM Execution, and Cowen Prime also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen's captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of June 30, 2020. RCG Insurance Company’s capital and surplus as of June 30, 2020 totaled approximately $31.3 million.
24. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's investment funds and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of June 30, 2020 and December 31, 2019, $19.1 million and $20.5 million, respectively, included in fees receivable, are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the investment funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three and six months ended June 30, 2020 and 2019, the amounts which the Company reimbursed the investment funds it manages were immaterial. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates, and are included in due from related parties in the accompanying condensed consolidated statements of financial condition. As of June 30, 2020 and December 31, 2019, loans to employees of $11.6 million and $14.9 million, respectively, were included in due from related parties on the accompanying condensed consolidated statements of financial condition. Of these amounts $5.2 million and $7.1 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $0.9 million and $0.9 million for the three months ended June 30, 2020 and 2019 and $2.0 million and $1.8 million for the six months ended June 30, 2020 and 2019, respectively. This expense is included in employee compensation and benefits in the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2020, the interest income was $0.1 million for these related party loans and advances, respectively, and are included in interest and dividends in the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2019, the interest income was $0.1 million for these related party loans and advances. This income is included in interest and dividends in the accompanying condensed consolidated statements of operations.
As of June 30, 2020 and December 31, 2019, included in due from related parties is $5.9 million and $6.5 million, respectively, related to the sales of portions of the Company's ownership interest in the activist business of Starboard Value to the Starboard principals. It is being financed through the profits of the relevant Starboard entities over a five-year period and earns interest at 5.0% per annum.  The interest income for the three months ended June 30, 2020 and 2019 was $0.1 million and $0.1 million and for the six months ended June 30, 2020 and 2019, was $0.1 million and $0.2 million, respectively.
The remaining balance included in due from related parties of $6.6 million and $5.3 million as of June 30, 2020 and December 31, 2019, respectively, relates to amounts due to the Company from affiliated investment funds and real estate entities due to expenses paid on their behalf. Included in due to related parties is approximately $0.2 million and $0.3 million as of June 30, 2020 and December 31, 2019, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of June 30, 2020 and December 31, 2019, such investments aggregated $132.2 million and $36.0 million, respectively, were included in non-controlling interests on the accompanying condensed consolidated statements of financial condition. Their share of the net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds aggregated $4.0 million and $0.8 million for the three

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
months ended three months ended and $4.0 million and $2.3 million for the six months ended June 30, 2020 and 2019, respectively.
The Company may, at times, have unfunded commitment amounts pertaining to related parties. See Note 17 for amounts committed as of June 30, 2020.
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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements, which have not been disclosed, as of June 30, 2020 and December 31, 2019. Through indemnification provisions in clearing agreements with clients, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
The Company enters into secured and unsecured borrowing agreements to obtain funding necessary to cover daily securities settlements with clearing corporations. At times, funding is required for unsettled customer delivery versus payment and riskless principal transactions, as well as to meet deposit requirements with clearing organizations. Secured arrangements are collateralized by the securities. The Company maintains uncommitted financing arrangements with large financial institutions, the details of which are summarized below as of June 30, 2020.

Lender	Contractual Amount	Available Amount	Maturity Date	Description
Pledge Lines	(dollars in thousands)
Texas Capital Bank	$75,000	$75,000	None	Secured Depository Trust Company Pledge Line
BMO Harris Bank	75,000	75,000	None	Secured Tri-Party Pledge Facility
BMO Harris Bank	150,000	150,000	None	Secured Depository Trust Company Pledge Line
Total	300,000	300,000

Spike Line
BMO Harris Bank Canadian Imperial Bank of Commerce Texas Capital Bank	70,000	70,000	August 21, 2020	Unsecured committed spike line facility to cover short term increases in National Securities Clearing Corporation margin deposit requirements
Revolving Credit Facility
BMO Harris Bank	25,000	25,000	December 2, 2021	Unsecured Corporate Revolver

Total Credit Lines	$395,000	$395,000

26. Subsequent Events
On July 21, 2020, the Board of Directors declared a quarterly cash dividend payable on its common stock of $0.04 per common share, payable on September 15, 2020, to stockholders of record on September 1, 2020.
On July 21, 2020, the Board of Directors approved the 2020 Equity and Incentive Plan (for which on July 24, 2020 the Company filed the related registration statement) which resulted in 3.0 million additional shares to be available for future issuance to the Company's employees and directors.
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
External Factors Impacting Our Business
Our financial performance is highly dependent on the environment in which our businesses operate. We believe a favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low interest rates, low unemployment, strong business profitability and high business and investor confidence. Unfavorable or uncertain economic or market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability (or increases in the cost of) credit and capital, increases in inflation or interest rates, exchange rate volatility, unfavorable global asset allocation trends, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in the capital markets, global health crisis, such as the ongoing COVID-19 pandemic, or a combination of these or other factors. Until the COVID-19 pandemic subsides, we expect reduced levels in certain of our investment banking activities, reduced revenues from incentive income in our investment management business and reduced investment income. Our businesses and profitability have been and may continue to be adversely affected by market conditions in many ways, including the following:
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
Recent Developments
The COVID-19 outbreak continues to cause significant disruption in business activity both globally and in the United States. As a result of the spread of COVID-19, economic uncertainties have arisen which may negatively impact our businesses, financial condition, results of operations, cash flows, strategies and prospects. The extent of the ultimate impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and impact on our clients, employees, vendors and the markets in which we operate our businesses, all of which is uncertain at this time and cannot be predicted.
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
•Depreciation and Amortization.  Deprecation and amortization is comprised of depreciation expense for tangible assets and the amortization of intangible assets. The depreciation of assets capitalized under finance leases is included in depreciation and amortization expenses as well.
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
Investment Fund Performance and Assets Under Management
For the three months ended June 30, 2020, the Company's activist and merger arbitrage investment strategies (including the merger arbitrage-focused UCITS Fund) had, in the aggregate, positive results. The Company's healthcare royalty strategy is now making allocations from the strategy's fourth fund. Our private healthcare strategy is now deploying capital from its third fund, having made eleven investments by the end of the three months ended June 30, 2020, with a pipeline of opportunities ahead. Finally, our private sustainability strategy is now deploying capital. The liquidation of certain multi-strategy hedge funds advised by the Company also continues.
As of June 30, 2020, the Company had assets under management of $11.5 billion.

Capability	Private Healthcare Investments	Healthcare Royalties	Activism	Merger Arbitrage	Sustainability	Other (a)
(dollars in millions)
AUM	$819	$3,474	$5,831	$471	$207	$689
Team
Private Equity	✓	✓			✓
Hedge Fund			✓	✓
Managed Account		✓	✓	✓
UCITS				✓
Other						✓
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

As of June 30, 2020, the Company's invested capital amounted to a net value of $836.2 million (supporting a long market value of $1,624.8 million), representing approximately 93% of Cowen's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen's stockholders' equity as of June 30, 2020. The total net values presented in the table below do not tie to Cowen's condensed consolidated statement of financial condition as of June 30, 2020 because they represent only some of the line items in the accompanying condensed consolidated statement of financial condition.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Op Co
Broker-dealer capital and related trading	$576.0	69%
Public and Private Healthcare	54.3	7%
Liquid Alternative Trading	66.9	8%
Other	14.6	2%
Asset Co
Private Investments	122.3	15%
Private Real Estate	2.1	—%
Total	836.2	93%
Cowen Inc. Stockholders' Equity	$901.7	100%
The allocations shown in the table above will change over time.
Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) (which is a non-GAAP measure) of our Op Co and Asset Co segments follows the discussion of our total consolidated US GAAP results. Economic Income (Loss) reflects, on a consistent basis for all periods presented in the Company's condensed consolidated financial statements, income earned from the Company's investment funds and managed accounts and from its own invested capital. Economic Income (Loss) excludes certain adjustments required under US GAAP. See the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company—Segment Analysis and Economic Income (Loss)," and Note 22 to the accompanying Company's condensed consolidated financial statements, appearing elsewhere in this Form 10-Q, for a reconciliation of Economic Income (Loss) to total Company US GAAP net income (loss).

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

	Condensed Consolidated Statements of Operations
	Three Months Ended June 30,		Period to Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
	(unaudited)
Revenues
Investment banking	$203,982	$114,705	$89,277	78%
Brokerage	147,224	111,382	35,842	32%
Management fees	11,653	7,039	4,614	66%
Incentive income	—	8	(8)	(100)%
Interest and dividends	47,918	40,047	7,871	20%
Reimbursement from affiliates	247	254	(7)	(3)%
Reinsurance premiums	5,967	14,331	(8,364)	(58)%
Other revenues	1,490	930	560	60%
Consolidated Funds revenues	359	3,468	(3,109)	(90)%
Total revenues	418,840	292,164	126,676	43%
Interest and dividends expense	49,304	39,528	9,776	25%
Total net revenues	369,536	252,636	116,900	46%
Expenses
Employee compensation and benefits	305,282	136,409	168,873	124%
Reinsurance claims, commissions and amortization of deferred acquisition costs	6,434	10,782	(4,348)	(40)%
Operating, general, administrative and other expenses	92,027	89,063	2,964	3%
Depreciation and amortization expense	6,200	4,952	1,248	25%
Goodwill impairment	—	4,100	(4,100)	(100)%
Consolidated Funds expenses	1,585	2,231	(646)	(29)%
Total expenses	411,528	247,537	163,991	66%
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	196,502	3,910	192,592	(4,926)%
Consolidated Funds net gains (losses)	37,370	5,782	31,588	(546)%
Total other income (loss)	233,872	9,692	224,180	(2,313)%
Income (loss) before income taxes	191,880	14,791	177,089	(1,197)%
Income tax expense (benefit)	44,932	5,073	39,859	(786)%
Net income (loss)	146,948	9,718	137,230	(1,412)%
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	33,113	3,906	29,207	748%
Net income (loss) attributable to Cowen Inc.	113,835	5,812	108,023	(1,859)%
Preferred stock dividends	1,698	1,698	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$112,137	$4,114	$108,023	(2,626)%
Revenues
Investment Banking
Investment banking revenues increased $89.3 million to $204.0 million for the three months ended June 30, 2020 compared with $114.7 million in the prior year period. During the three months ended June 30, 2020, the Company completed 48 underwriting transactions, 14 strategic advisory transactions, and two debt capital markets transactions. During the three months ended June 30, 2019, the Company completed 43 underwriting transactions, 10 strategic advisory transactions and three debt capital markets transactions. The average underwriting fee per transaction was 52.8% greater for the three months ended June 30, 2020 as compared to the prior year period.
Brokerage
Brokerage revenues increased $35.8 million to $147.2 million for the three months ended June 30, 2020 compared with $111.4 million in the prior year period. This was attributable to an increase in cash, electronic, options trading commission revenue and an increase in institutional services revenues. Customer trading volumes across the industry (according to Bloomberg) increased 78% for the three months ended June 30, 2020 compared to the prior year period.

Management Fees
Management fees increased $4.7 million to $11.7 million for the three months ended June 30, 2020 compared with $7.0 million in the prior year period. This increase in management fees was primarily related to an increase in management fees from the healthcare royalty and healthcare investments businesses.
Incentive Income
Due to revenue recognition standards, effective January 1, 2018, the Company recognizes the majority of incentive income allocated to the Company as net gains (losses) on securities, derivatives and other investments.
Interest and Dividends
Interest and dividends increased $7.9 million to $47.9 million for the three months ended June 30, 2020 compared with $40.0 million in the prior year period. This is primarily attributable to securities finance activity. The increase in the securities finance activity is due to customer demand which has created greater matched book opportunities for both domestic and international securities.
Reimbursements from Affiliates
Reimbursements from affiliates remained fairly flat at $0.2 million for the three months ended June 30, 2020 and June 30, 2019, respectively.
Reinsurance Premiums
Reinsurance premiums decreased $8.3 million to $6.0 million for the three months ended June 30, 2020 compared with $14.3 million in the prior year period. This decrease is because quarterly premiums from policies that were not renewed in 2020 outweighed quarterly premiums from new policies in 2020 and because of lower activity in certain existing contracts due to COVID-19.
Other Revenues
Other revenues increased $0.6 million to $1.5 million for the three months ended June 30, 2020 compared with $0.9 million in the prior year period. The increase is primarily related to consulting fee income.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $3.1 million to $0.4 million for the three months ended June 30, 2020 compared with $3.5 million in the prior year period. The decrease is due to a decrease in interest and dividend income during the quarter in two of our consolidated funds.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $168.9 million to $305.3 million for the three months ended June 30, 2020 compared with $136.4 million in the prior year period. The increase is primarily due to $126.7 million higher revenues and $224.2 million higher other income (loss) during the second quarter of 2020 as compared to 2019 and thus resulting in a higher compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 47% for the three months ended June 30, 2020, compared with 45% for the prior year period.
Interest and Dividends
Interest and dividend expenses increased $9.8 million to $49.3 million for the three months ended June 30, 2020 compared with $39.5 million in the prior year period. This is primarily attributable to securities finance activity. The increase in the securities finance activity is due to customer demand which has created greater matched book opportunities for both domestic and international securities.
Reinsurance Claims, Commissions and Amortization of Deferred Acquisition Costs
Reinsurance related expenses decreased $4.4 million to $6.4 million for the three months ended June 30, 2020 compared with $10.8 million in the prior year period. This decrease is due to fewer policies in force in the second quarter of 2020 compared to the same period in 2019 with lower loss ratios and because of less claim activity due to COVID-19.
Operating, General, Administrative and Other Expenses
General, administrative and other expenses increased $2.9 million to $92.0 million for the three months ended June 30, 2020 compared with $89.1 million in the prior year period. The increase is primarily related to higher brokerage and trade execution costs as well as higher underwriting fees, due to higher brokerage and investment banking revenues, offset only partially by decreased marketing and business development expenses and occupancy costs.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $1.2 million to $6.2 million for the three months ended June 30, 2020 compared with $5.0 million in the prior year period. The increase is primarily related to an increase in tangible and intangible assets related to software purchases and recent acquisitions.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $0.6 million to $1.6 million for the three months ended June 30, 2020 compared with $2.2 million for the prior year period. The decrease is due to decreased interest and dividend expense in one of our consolidated funds.
Other Income (Loss)
Other income (loss) increased $224.2 million to $233.9 million for the three months ended June 30, 2020 compared with $9.7 million in the prior year period. The increase in other income (loss) was primarily attributable to the increase in Net gains (losses) on securities, derivatives and other investments which relates to an increase in performance in our investment in electric truck maker Nikola, Cowen Healthcare (the healthcare investment strategy), merger strategies and our activist investments. The liquid strategy increases were partially offset by the impairment of our Surfside real estate investment. The increase is also attributable to the Other Income (loss) from Consolidated Funds which increased in the second quarter of 2020 due to strong performance of the UCITs Fund which recouped in the second quarter of 2020 after first quarter losses. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense increased $39.8 million to $44.9 million for the three months ended June 30, 2020 compared with $5.1 million in the prior year period. This change is primarily attributable to the change in the Company’s income before income taxes for the respective periods.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests increased by $29.2 million to $33.1 million for the three months ended June 30, 2020 compared with $3.9 million in the prior year period. The increase was primarily the result of gains in one of our consolidated funds in the current year period. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

	Condensed Consolidated Statements of Operations
	(unaudited)
	Six Months Ended June 30,		Period to Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$309,010	$194,811	$114,199	59%
Brokerage	286,586	208,845	77,741	37%
Management fees	23,257	14,180	9,077	64%
Incentive income	—	23	(23)	(100)%
Interest and dividends	89,995	69,139	20,856	30%
Reimbursement from affiliates	508	542	(34)	(6)%
Reinsurance premiums	16,438	20,922	(4,484)	(21)%
Other revenues	3,340	1,991	1,349	68%
Consolidated Funds revenues	3,515	5,808	(2,293)	(39)%
Total revenues	732,649	516,261	216,388	42%
Interest and dividends expense	88,096	68,612	19,484	28%
Total net revenues	644,553	447,649	196,904	44%
Expenses
Employee compensation and benefits	429,710	268,291	161,419	60%
Reinsurance claims, commissions and amortization of deferred acquisition costs	16,864	16,944	(80)	—%
Operating, general, administrative and other expenses	180,166	167,064	13,102	8%
Depreciation and amortization expense	11,642	9,908	1,734	18%
Goodwill impairment	—	4,100	(4,100)	NM
Consolidated Funds expenses	4,299	3,713	586	16%
Total expenses	642,681	470,020	172,661	37%
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	152,519	42,994	109,525	255%
Consolidated Funds net gains (losses)	(35,795)	7,640	(43,435)	(569)%
Total other income (loss)	116,724	50,634	66,090	131%
Income (loss) before income taxes	118,596	28,263	90,333	320%
Income tax expense (benefit)	43,759	8,250	35,509	430%
Net income (loss)	74,837	20,013	54,824	274%
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(29,075)	4,418	(33,493)	(758)%
Net income (loss) attributable to Cowen Inc.	103,912	15,595	88,317	566%
Preferred stock dividends	3,396	3,396	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$100,516	$12,199	$88,317	724%
Revenues
Investment Banking
Investment banking revenues increased $114.2 million to $309.0 million for the six months ended June 30, 2020 compared with $194.8 million in the prior year period. During the six months ended June 30, 2020, the Company completed 72 capital markets transactions, 30 strategic advisory transactions and five debt capital markets transactions. During the six months ended June 30, 2019, the Company completed 71 capital markets transactions, 19 strategic advisory transactions and five debt capital markets transactions. The average underwriting fee per transaction was 49.1% greater for the six months ended June 30, 2020 as compared to the prior year period .

Brokerage
Brokerage revenues increased $77.8 million to $286.6 million for the six months ended June 30, 2020 compared with $208.8 million in the prior year period. This was attributable to an increase in cash, electronic, and options trading commission revenue and an increase in institutional services revenues. Customer trading volumes across the industry (according to Bloomberg) increased 62% for the six months ended June 30, 2020 compared to the prior year period.
Management Fees
Management fees increased $9.1 million to $23.3 million for the six months ended June 30, 2020 compared with $14.2 million in the prior year period. This increase is primarily related to the healthcare royalty business and our healthcare investments business.
Incentive Income
Revenue recognition standards, effective January 1, 2018, require the Company to recognize the majority of incentive income allocated to the Company as net gains (losses) on securities, derivatives and other investments or as incentive income when the fees are no longer subject to reversal or are crystallized.
Interest and Dividends
Interest and dividends increased $20.9 million to $90.0 million for the six months ended June 30, 2020 compared with $69.1 million in the prior year period. This is primarily attributable to securities finance activity. The increase in the securities finance activity is due to customer demand which has created greater matched book opportunities for both domestic and international securities.
Reimbursements from Affiliates
Reimbursements from affiliates remained fairly flat at $0.5 million for the six months ended June 30, 2020 compared with $0.5 million in the prior year period.
Reinsurance Premiums
Reinsurance premiums decreased $4.5 million to $16.4 million for the six months ended June 30, 2020 compared with $20.9 million in the prior year period. This decrease is because premiums from policies that were not renewed in 2020 outweighed premiums from new policies in 2020 and because of lower activity in certain existing contracts due to COVID-19.
Other Revenues
Other revenues increased $1.3 million to $3.3 million for the six months ended June 30, 2020 compared with $2.0 million in the prior year period.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $2.3 million to $3.5 million for the six months ended June 30, 2020 compared with $5.8 million in the prior year period. The decrease is due to a decrease in interest and dividend income during the period in two of our consolidated funds.
Interest and Dividends Expense
Interest and dividends expense increased $19.5 million to $88.1 million for the six months ended June 30, 2020 compared with $68.6 million in the prior year period. This is primarily attributable to securities finance activities. The increase in the securities finance activity is due to customer demand which has created greater matched book opportunities for both domestic and international securities.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $161.4 million to $429.7 million for the six months ended June 30, 2020 compared with $268.3 million in the prior year period. The increase is primarily due to $216.4 million higher total revenues and $66.1 million higher other income (loss) during the 2020 as compared to 2019 and thus resulting in a higher compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 51% for the six months ended June 30, 2020, compared with 47% in the prior year period.

Reinsurance Claims and Commissions
Reinsurance-related expenses remained virtually the same at $16.9 million for the six months ended June 30, 2020 and 2019.
Operating, General, Administrative and Other Expenses
Operating, general, administrative and other expenses increased $13.1 million to $180.2 million for the six months ended June 30, 2020 compared with $167.1 million in the prior year period. The increase is primarily related to higher brokerage and trade execution costs as well as higher underwriting fees, due to higher brokerage and investment banking revenues, offset only partially by decreased marketing and business development expenses and occupancy costs
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $1.7 million to $11.6 million for the six months ended June 30, 2020 compared with $9.9 million in the prior year period. The increase is primarily related to an increase in tangible and intangible assets related to software purchases and recent acquisitions.
Consolidated Funds Expenses
Consolidated Funds expenses increased $0.6 million to $4.3 million for the six months ended June 30, 2020 compared with $3.7 million in the prior year period. The increase is due to increased professional, advisory and other fees expenses in the Consolidated Funds.
Other Income (Loss)
Other income (loss) increased $66.1 million to $116.7 million for the six months ended June 30, 2020 compared with $50.6 million in the prior year period. The increase in other income (loss) was primarily attributable to the increase in Net gains (losses) on securities, derivatives and other investments which relates to increase in performance in our investment in electric truck maker Nikola, Cowen Healthcare (the healthcare investment strategy), merger strategies and our activist investments. The liquid strategy increases were partially offset by the impairment of our Surfside real estate investment. . The increase was partially offset by a decrease in Other Income (loss) from Consolidated Funds which decreased during 2020 due to strong performance of our UCITS Fund offset by losses in the Ramius Merger Fund LLC compared to the prior year period. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Income Taxes
Income tax expense increased $35.5 million to $43.8 million for the six months ended June 30, 2020 compared with an income tax expense of $8.3 million in the prior year period. This change is primarily attributable to the change in the Company’s income before income taxes for the respective periods.
Net Income (Loss) Attributable to Non-controlling Interests
Net income (loss) attributable to non-controlling interests decreased $33.5 million to a loss of $29.1 million for the six months ended June 30, 2020 compared with income of $4.4 million in the prior year period. The decrease was primarily the result of a decrease in income earned by two Consolidated Funds in the current year period. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
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

Segment Analysis and Economic Income (Loss)
Economic Income (Loss)
In addition to our results which are shown in accordance with US GAAP, the Company presents supplemental financial measures that are non-GAAP measures. The Company believes that these non-GAAP measures, viewed in addition to, and not in lieu of, the Company’s reported US GAAP results, provide useful information to investors and analysts regarding its performance and overall results of operations as it presents investors and analysts with a supplemental operating view of the Company’s financials to help better inform their analysis of the Company’s performance.  These metrics are an integral part of the Company’s internal reporting to measure the performance of its business segments, allocate capital and other strategic decisions as well as assess the overall effectiveness of senior management. Reconciliations to comparable US GAAP measures are available in the accompanying schedules.
Economic Income (Loss) may not be comparable to similarly titled measures used by other public companies. Economic Income (Loss) should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with US GAAP. As a result of the adjustments made to arrive at Economic Income (Loss) described below, Economic Income (Loss) has limitations in that it does not take into account certain items included or excluded under US GAAP, including its consolidated funds.
In general, Economic Income (Loss) is a pre-tax measure that (i) includes management reclassifications which the Company believes provides additional insight on the performance of the Company’s core businesses and divisions (ii) eliminates the impact of consolidation for Consolidated Funds and excludes (iii) goodwill and intangible impairment (iv) certain other transaction-related adjustments and/or reorganization expenses and (v) certain costs associated with debt. Economic Operating Income (Loss) is a similar measure but before depreciation and amortization expenses.
For a reconciliation of US GAAP net income (loss) to Economic Income (Loss) for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 22 to the Company's condensed consolidated financial statements included elsewhere in this Form 10-Q.
The Company conducts its operations through two segments: Op Co and Asset Co. The Company's principle sources of revenues included in Economic Income (Loss) are derived from activities in the following business segments.
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
Three Months Ended June 30, 2020 Compared with Three Months June 30, 2019
Total Economic Operating Income (Loss) (which is Economic Income (Loss) before depreciation and amortization) was $166.9 million for the three months ended June 30, 2020, an increase of $146.5 million compared to Economic Operating Income (Loss) of $20.4 million in the prior year period. Total Economic Income (Loss) was $161.3 million for the three months ended June 30, 2020, an increase of $145.8 million compared to Economic Income (Loss) of $15.5 million in the prior year period.
Total Economic Income (Loss) included revenues of $558.7 million for the three months ended June 30, 2020, an increase of $314.3 million compared to $244.4 million in the prior year period. This was primarily related to an increase in investment banking and brokerage revenues as well as investment income.

Operating Company Segment

	(unaudited)
	Three Months Ended June 30,		Total Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$190,430	$104,216	$86,214	83%
Brokerage	167,067	124,044	43,023	35%
Management fees	14,234	9,968	4,266	43%
Incentive income (loss)	45,392	2,633	42,759	1,624%
Investment income (loss)	142,379	(6,513)	148,892	(2,286)%
Other revenues	(62)	4,304	(4,366)	(101)%
Total economic income revenues	559,440	238,652	320,788	134%
Interest expense	6,102	5,298	804	15%
Total net revenues	553,338	233,354	319,984	137%
Economic Income Expenses
Employee compensation and benefits	304,644	134,454	170,190	127%
Fixed non-compensation expense	34,755	37,171	(2,416)	(6)%
Variable non-compensation expense	40,817	39,428	1,389	4%
Depreciation & Amortization	5,657	4,945	712	14%
Non-Controlling Interest	1,739	1,258	481	38%
Total expenses	387,612	217,256	170,356	78%
Income (loss) attributable to Cowen Inc.	165,726	16,098	149,628	929%
Preferred stock dividends	1,387	1,341	46	3%
Economic income (loss) attributable to Cowen Inc. common stockholders	164,339	14,757	149,582	1,014%
Add back: Depreciation and amortization expense	5,657	4,945	712	14%
Economic operating income (loss)	$169,996	$19,702	150,294	763%

The Op Co segment revenues included in Economic Income (Loss) were $559.4 million for the three months ended June 30, 2020, an increase of $320.7 million compared to $238.7 million in the prior year period.
Investment Banking.    Investment banking revenues increased $86.2 million to $190.4 million for the three months ended June 30, 2020 compared with $104.2 million in the prior year period. During the three months ended June 30, 2020, the Company completed 48 underwriting transactions, 14 strategic advisory transactions, and two debt capital markets transactions. During three months ended June 30, 2019, the Company completed 43 underwriting transactions, 10 strategic advisory transactions and three debt capital markets transactions. The average underwriting fee per transaction was 52.8% greater for the three months ended June 30, 2020 as compared to the prior year period.
Brokerage.    Brokerage revenues increased $43.1 million to $167.1 million for the three months ended June 30, 2020, compared with $124.0 million in the prior year period. This was attributable to an increase in cash, electronic, options trading commission revenue and an increase in institutional services revenues. Customer trading volumes across the industry (according to Bloomberg) increased 78% for the three months ended June 30, 2020 compared to the prior year period.
Management Fees.    Management fees for the segment increased $4.2 million to $14.2 million for the three months ended June 30, 2020 compared with $10.0 million in the prior year period. This increase is primarily related to the healthcare royalty business and our healthcare investments business.
Incentive Income (Loss).    Incentive income for the segment increased $42.8 million to $45.4 million for the three months ended June 30, 2020 compared with $2.6 million in the prior year period. This increase was related to an increase in performance fees from our activist and healthcare investments businesses.
Investment Income (Loss).    Investment income for the segment increased $148.9 million to $142.4 million for the three months ended June 30, 2020 compared with a loss of $6.5 million in the prior year period. The increase primarily relates to a performance in our investment in electric truck maker Nikola, Cowen Healthcare (the healthcare investment strategy), merger strategies and our activist investments. The liquid strategy increases were partially offset by the impairment of our Surfside real estate investment. .
Other Income (Loss).    Other income (loss) for the segment decreased $4.4 million to $0.1 million for the three months ended June 30, 2020 compared with $4.3 million in the prior year period. The decrease is due to lower premiums caused by the COVID-19 pandemic.
Interest expense. Interest expense increased $0.8 million to $6.1 million for the three months ended June 30, 2020 compared with $5.3 million in the prior year period. Interest expense primarily relates to debt issued. The increase is primarily related to new debt issued in May of 2019 and recent borrowings on short term debt that have since been repaid.
Compensation and benefits expenses. Compensation and benefits expenses increased $170.1 million to $304.6 million for the three months ended June 30, 2020 compared with $134.5 million in the prior year period. The increase is due to higher overall revenue only partially offset by a lower compensation to revenue ratio which was 54% for the three months ended June 30, 2020 compared with 56% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses decreased $2.4 million to $34.8 million for the three months ended June 30, 2020 compared with $37.2 million in the prior year period. The decrease is primarily related to decreased occupancy and equipment and other expenses.
The following table shows the components of the non-compensation expenses—fixed, for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$7,286	$7,660	$(374)	(5)%
Professional, advisory and other fees	6,722	6,549	173	3%
Occupancy and equipment	8,647	10,006	(1,359)	(14)%
Service fees	6,703	5,624	1,079	19%
Expenses from equity investments	1,253	2,092	(839)	(40)%
Reimbursement from affiliates	(32)	(67)	35	(52)%
Other	4,176	5,307	(1,131)	(21)%
Total	$34,755	$37,171	$(2,416)	(6)%

Non-compensation Expenses—Variable.    Variable non-compensation expenses which primarily are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $1.4 million to $40.8 million for the three months ended June 30, 2020 compared with $39.4 million in the prior year period. The increase is primarily related to increased brokerage and trade execution costs partially offset by lower marketing and business development costs.
The following table shows the components of the non-compensation expenses—variable, for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Brokerage and trade execution costs	$34,795	$26,837	$7,958	30%
HealthCare Royalty Partners syndication costs	—	132	(132)	(100)%
Expenses related to Luxembourg companies	2,450	669	1,781	266%
Marketing and business development	1,820	11,091	(9,271)	(84)%
Other	1,752	699	1,053	151%
Total	$40,817	$39,428	$1,389	4%
Depreciation and amortization expenses.  Depreciation and amortization expenses increased to $5.7 million for the three months ended June 30, 2020 compared with $4.9 million in the prior year period.

Non-Controlling Interests. Net income (loss) attributable to non-controlling interests increased by $0.4 million to $1.7 million for the three months ended June 30, 2020 compared with $1.3 million in the prior year period. Non-controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
Preferred Stock Dividends. On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.
Asset Co Segment

	(unaudited)
	Three Months Ended June 30,		Total Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Management fees	$168	$500	$(332)	(66)%
Incentive income (loss)	983	1,596	(613)	(38)%
Investment income (loss)	(1,893)	3,626	(5,519)	(152)%
Other revenues	2	15	(13)	(87)%
Total economic income revenues	(740)	5,737	(6,477)	(113)%
Interest expense	1,469	1,408	61	4%
Total net revenues	(2,209)	4,329	(6,538)	(151)%
Economic Income Expenses
Employee compensation and benefits	438	1,955	(1,517)	(78)%
Fixed non-compensation expense	105	1,244	(1,139)	(92)%
Variable non-compensation expense	5	40	(35)	(88)%
Depreciation & Amortization	6	7	(1)	(14)%
Total expenses	554	3,246	(2,692)	(83)%
Income (loss) attributable to Cowen Inc.	(2,763)	1,083	(3,846)	(355)%
Preferred stock dividends	311	357	(46)	(13)%
Economic income (loss) attributable to Cowen Inc. common stockholders	(3,074)	726	$(3,800)	(523)%
Add back: Depreciation and amortization expense	6	7	(1)	(14)%
Economic operating income (loss)	$(3,068)	$733	$(3,801)	(519)%

The Asset Co segment revenues included in Economic Income (Loss) were a loss of $0.7 million for the three months ended June 30, 2020, a decrease of $6.5 million compared with $5.7 million in the prior year.
Management Fees.    Management fees for the segment decreased $0.3 million to $0.2 million for the three months ended June 30, 2020 compared with $0.5 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from the real estate investments.
Incentive Income (Loss).    Incentive income for the segment decreased $0.6 million to $1.0 million for the three months ended June 30, 2020 compared with income of $1.6 million in the prior year period. This decrease was related to a decrease in performance fees from the real estate investments and the multi-strategy business.
Investment Income (Loss).    Investment income for the segment decreased $5.5 million to a loss of $1.9 million for the three months ended June 30, 2020, compared with income of $3.6 million in the prior year period. The decrease primarily relates to a decrease in valuation of our legacy real estate investments.
Interest expense. Interest expense increased $0.1 million to $1.5 million for the three months ended June 30, 2020 compared with $1.4 million in the prior year period. Interest expense primarily relates to debt issued. The increase is primarily related to new debt issued in May of 2019 and recent borrowings on short-term debt that have since been repaid.
Compensation and benefits expenses. Compensation and benefits expenses decreased $1.6 million to $0.4 million for the three months ended June 30, 2020 compared with $2.0 million in the prior year period. The decrease is due to lower overall revenue . The compensation to revenue ratio was (59)% for the three months ended June 30, 2020 compared with 34% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses decreased $1.1 million to$0.1 million for the three months ended June 30, 2020 compared with $1.2 million in the prior year period. The decrease is primarily related to decreased professional, advisory and other fees.
The following table shows the components of the non-compensation expenses—fixed, for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$15	$32	$(17)	(53)%
Professional, advisory and other fees	228	864	(636)	(74)%
Occupancy and equipment	32	107	(75)	(70)%
Service fees	39	29	10	34%
Reimbursement from affiliates	(240)	(226)	(14)	6%
Other	31	438	(407)	(93)%
Total	$105	$1,244	$(1,139)	(92)%
Non-compensation Expenses—Variable.    Variable non-compensation expenses are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities.
Preferred Stock Dividends. On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
Total Economic Operating Income (Loss) (which is Economic Income (Loss) before depreciation and amortization) was $159.8 million for the six months ended June 30, 2020, an increase of $119.1 million compared to Economic Operating Income (Loss) of $40.7 million in the prior year period. Total Economic Income (Loss) was $148.7 million for the six months ended June 30, 2020, an increase of $117.9 million compared to Economic Income (Loss) of $30.8 million in the prior year period.
Revenues included in total Economic Income (Loss) were $769.3 million for the six months ended June 30, 2020, an increase of $291.4 million compared to $477.9 million in the prior year period. This was primarily related to an increase in investment banking and brokerage revenues as well as investment income.
Operating Company Segment

	(unaudited)
	Six Months Ended June 30,		Total Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$289,627	$187,212	$102,415	55%
Brokerage	299,739	235,916	63,823	27%
Management fees	27,351	19,695	7,656	39%
Incentive income (loss)	43,449	19,270	24,179	125%
Investment income (loss)	122,931	2,914	120,017	4,119%
Other income (loss)	498	5,427	(4,929)	(91)%
Total economic income revenues	783,595	470,434	313,161	67%
Interest expense	12,445	10,615	1,830	17%
Total net revenues	771,150	459,819	311,331	68%
Economic Income Expenses
Employee compensation and benefits	429,650	264,703	164,947	62%
Fixed non-compensation expense	72,094	71,428	666	1%
Variable non-compensation expense	84,109	76,514	7,595	10%
Depreciation & Amortization	11,085	9,884	1,201	12%
Non-Controlling Interest	3,479	2,283	1,196	52%
Total expenses	600,417	424,812	175,605	41%
Income (loss) attributable to Cowen Inc.	170,733	35,007	135,726	388%
Preferred stock dividends	2,745	2,717	28	1%
Economic Income (Loss) attributable to Cowen Inc. common stockholders	167,988	32,290	135,698	420%
Add back: Depreciation and amortization expense	11,085	9,884	1,201	12%
Economic operating income (loss)	$179,073	$42,174	$136,899	325%

The Op Co segment revenues included in Economic Income (Loss) were $783.6 million for the six months ended June 30, 2020, an increase of $313.2 million compared to $470.4 million in the prior year period.
Investment Banking.    Investment banking revenues increased 102.4 million to 289.6 million for the six months ended June 30, 2020 compared with $187.2 million in the prior year period. During the six months ended June 30, 2020, the Company completed 72 capital markets transactions, 30 strategic advisory transactions and five debt capital markets transactions. During the six months ended June 30, 2019, the Company completed 71 capital markets transactions, 19 strategic advisory transactions and five debt capital markets transactions. The average underwriting fee per transaction was 49.1% greater for the six months ended June 30, 2020 as compared to the prior year period .
Brokerage.    Brokerage revenues increased $63.8 million to $299.7 million for the six months ended June 30, 2020, compared with $235.9 million in the prior year period. This was attributable to an increase in cash, electronic, and options trading commission revenue and an increase in institutional services revenues. Customer trading volumes across the industry (according to Bloomberg) increased 62% for the six months ended June 30, 2020 compared to the prior year period.

Management Fees.    Management fees for the segment increased $7.7 million to $27.4 million for the six months ended June 30, 2020 compared with $19.7 million in the prior year period. This increase is primarily related to the healthcare royalty business and our healthcare investments business.
Incentive Income (Loss).    Incentive income for the segment increased $24.2 million to $43.4 million for the six months ended June 30, 2020 compared with $19.3 million in the prior year period. This increase was related to an increase in performance fees from our activist and healthcare investments businesses.
Investment Income (Loss).    Investment income for the segment increased $120.0 million to $122.9 million for the six months ended June 30, 2020 compared with income of $2.9 million in the prior year period. The increase primarily relates to a performance in our investment in electric truck maker Nikola, Cowen Healthcare (the healthcare investment strategy), merger strategies and our activist investments. The liquid strategy increases were partially offset by the impairment of our Surfside real estate investment.
Other Income (Loss).    Other income (loss) for the segment decreased $4.9 million to $0.5 million for the six months ended June 30, 2020 compared with $5.4 million in the prior year period. The decrease is due to lower premiums caused by the COVID-19 pandemic as well as higher claims and claims related reserves from our reinsurance business in the first quarter of 2020 compared to 2019.
Interest expense increased $1.8 million to $12.4 million for the six months ended June 30, 2020 compared with $10.6 million in the prior year period. Interest expense primarily relates to debt issued. The increase is primarily related to new debt issued in May of 2019 and recent borrowings on short term debt that have since been repaid.
Compensation and benefits expenses. Compensation and benefits expenses increased $164.9 million to $429.7 million for the six months ended June 30, 2020 compared with $264.7 million in the prior year period. The increase is due to higher overall revenue only partially offset by a lower compensation to revenue ratio which was 55% for the six months ended June 30, 2020 compared with 56% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses increased $0.7 million to $72.1 million for the six months ended June 30, 2020 compared with $71.4 million in the prior year period. The increase is primarily related to increased service fees, professional, advisory and other fees offset partially by lower occupancy and equipment expenses.
The following table shows the components of the non-compensation expenses—fixed, for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$15,033	$15,314	$(281)	(2)%
Professional, advisory and other fees	13,874	13,171	703	5%
Occupancy and equipment	17,808	19,420	(1,612)	(8)%
Service fees	13,511	11,222	2,289	20%
Expenses from equity investments	3,626	3,620	6	—%
Reimbursement from affiliates	(72)	(113)	41	(36)%
Other	8,314	8,794	(480)	(5)%
Total	$72,094	$71,428	$666	1%

Non-compensation Expenses—Variable.    Variable non-compensation expense which primarily are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $7.6 million to $84.1 million for the six months ended June 30, 2020 compared with $76.5 million in the prior year period. The increase is related to increased brokerage and trade execution costs partially offset by lower marketing and business development costs.
The following table shows the components of the non-compensation expenses—variable, for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Brokerage and trade execution costs	$67,460	$52,246	$15,214	29%
HealthCare Royalty Partners syndication costs	—	264	(264)	(100)%
Expenses related to Luxembourg companies	3,107	1,498	1,609	107%
Marketing and business development	11,185	20,992	(9,807)	(47)%
Other	2,357	1,514	843	56%
Total	$84,109	$76,514	$7,595	10%
Depreciation and amortization expenses.  Depreciation and amortization expenses increased to $11.1 million for the six months ended June 30, 2020 compared with $9.9 million in the prior year period.
Non-Controlling Interests. Net income (loss) attributable to non-controlling interests increased by $1.2 million to $3.5 million for the six months ended June 30, 2020 compared with $2.3 million in the prior year period. Non-controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
Preferred Stock Dividends. On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.
Asset Co Segment

	(unaudited)
	Six Months Ended June 30,		Total Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Management fees	372	1,203	(831)	(69)%
Incentive income (loss)	(1,161)	1,706	(2,867)	(168)%
Investment income (loss)	(13,548)	4,467	(18,015)	(403)%
Other income (loss)	2	51	(49)	(96)%
Total economic income revenues	(14,335)	7,427	(21,762)	(293)%
Interest expense	2,904	2,655	249	9%
Total net revenues	$(17,239)	$4,772	$(22,011)	(461)%
Economic Income Expenses
Employee compensation and benefits	1,136	3,652	(2,516)	(69)%
Fixed non-compensation expense	251	1,862	(1,611)	(87)%
Variable non-compensation expense	12	85	(73)	(86)%
Depreciation & Amortization	12	24	(12)	(50)%
Total expenses	1,411	5,623	(4,212)	(75)%
Income (loss) attributable to Cowen Inc.	(18,650)	(851)	(17,799)	2,092%
Preferred stock dividends	651	679	(28)	(4)%
Economic Income (Loss) attributable to Cowen Inc. common stockholders	(19,301)	(1,530)	(17,771)	1,162%
Add back: Depreciation and amortization expense	12	24	(12)	(50)%
Economic operating income (loss)	$(19,289)	$(1,506)	$(17,783)	1,181%

The Asset Co segment revenues included in Economic Income (Loss) were a loss of $14.3 million for the six months ended June 30, 2020, a decrease of $21.8 million compared with $7.4 million in the prior year.

Management Fees.    Management fees for the segment decreased $0.8 million to $0.4 million for the six months ended June 30, 2020 compared with $1.2 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from the real estate investments.
Incentive Income (Loss).    Incentive income for the segment decreased $2.9 million to a loss of $1.2 million for the six months ended June 30, 2020 compared with income of $1.7 million in the prior year period. This decrease was related to a decrease in performance fees from the real estate investments and the multi-strategy business.
Investment Income (Loss).    Investment income for the segment decreased $18.0 million to a loss of $13.5 million for the six months ended June 30, 2020, compared with income of $4.5 million in the prior year period. The decrease primarily relates to a decrease in valuation of our legacy real estate investments.
Interest expense. Interest expense increased $0.2 million to $2.9 million for the six months ended June 30, 2020 compared with $2.7 million in the prior year period. Interest expense primarily relates to debt issued. The increase is primarily related to new debt issued in May of 2019 and recent borrowings on short term debt that have since been repaid.
Compensation and benefits expenses. Compensation and benefits expenses decreased $2.5 million to $1.1 million for the six months ended June 30, 2020 compared with $3.7 million in the prior year period. The decrease is due to lower overall revenue. The compensation to revenue ratio was 8% for the six months ended June 30, 2020 compared with 49% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses decreased $1.6 million to $0.3 million for the six months ended June 30, 2020 compared with $1.9 million in the prior year period. The decrease is primarily related to decreased service fees, professional, advisory and other fees.
The following table shows the components of the non-compensation expenses—fixed, for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$29	$79	$(50)	(63)%
Professional, advisory and other fees	508	1,014	(506)	(50)%
Occupancy and equipment	71	271	(200)	(74)%
Service fees	54	86	(32)	(37)%
Reimbursement from affiliates	(487)	(487)	—	—%
Other	76	899	(823)	(92)%
Total	$251	$1,862	$(1,611)	(87)%

Non-compensation Expenses—Variable.    Variable non-compensation expenses are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities.
Preferred Stock Dividends. On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.
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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. However, the company’s assessment could be affected by various risks and uncertainties, including but not limited to, the effects of the COVID-19 pandemic. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of June 30, 2020, we had cash and cash equivalents of $340.1 million and net liquid investment assets of $808.4 million, which includes cash and cash equivalents and short-term investments held by foreign subsidiaries as of June 30, 2020 of $52.6 million. The Company continues to permanently reinvest the capital and accumulated earnings of its subsidiaries in the United Kingdom, Germany, Switzerland, Canada, South Africa and Hong Kong.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year by March 15th.
As a clearing member firm providing services to certain of our brokerage customers, we are subject to cash deposit requirements with clearing organizations, brokers and banks that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers' trading activity and market volatility. At June 30, 2020, the firm had security deposits totaling $103.8 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures.
Unfunded commitments
The following table summarizes unfunded commitments as of June 30, 2020:

Entity	Unfunded Commitments	Commitment term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	$7,971	4.5 years
Eclipse Ventures Fund I, L.P.	$81	4.5 years
Lagunita Biosciences, LLC	$250	3.3 years
Eclipse Fund II, L.P.	$120	5.5 years
Eclipse Continuity Fund I, L.P.	$68	6.5 years
Cowen Healthcare Investments II LP	$1,201	1.5 years
Cowen Healthcare Investments III LP	$8,035	6.5 years
Cowen Sustainable Investments I LP	$12,989	9.5 years
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
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and accrued a cash dividend of $1.7 million and $1.7 million for the three months ended June 30, 2020 and 2019 and $3.4 million and $3.4 million for the six months ended June 30, 2020 and 2019, respectively.
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

Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, into a number of shares of the Company's Class A common stock equal to the liquidation preference of $1,000 divided by the conversion rate. The initial conversion rate (subsequent to the December 5, 2016 reverse stock split) is 38.0619 shares (which equates to $26.27 per share) of the Company's Class A common stock for each share of the Series A Convertible Preferred Stock. At any time on or after May 20, 2020, when the Company's capped call option expired, the Company may elect to convert all outstanding shares of the Series A Convertible Preferred Stock into shares of the Company's Class A common stock, cash or a combination thereof, at the Company's election, in each case, based on the then-applicable conversion rate, if the last reported sale price of the Company's Class A common stock equals or exceeds 150% of the then-current conversion price on at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days (including on the last trading day of such period) immediately prior to such election. At the time of conversion, the conversion rate may be adjusted based on certain events including but not limited to the issuance of cash dividends or Class A common stock as dividends to the Company's Class A common shareholders or a share split or combination. The Company has the intent and ability to settle the preferred shares in cash and, as a result, the preferred shares do not have an impact on the Company's diluted earnings per share calculation (See Note 21).
The Company may also incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital.
Regulation
As registered broker-dealers, Cowen and Company, ATM Execution, Cowen Prime and Westminster are subject to the SEC's Uniform Net Capital Rule 15c3-1 ("SEC Rule 15c3-1"), which requires the maintenance of minimum net capital. Each registered broker-dealer has elected to compute net capital under the alternative method permitted by that rule. Under the alternative method, Cowen and Company's minimum net capital requirement, as defined in (a)(4) of SEC Rule 15c3-1, is $1.0 million. Cowen and Company, ATM Execution, Cowen Prime and Westminster are required to maintain minimum net capital, as defined in (a)(1)(ii) of SEC Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debits arising from customer transactions. Advances to affiliates, repayment of borrowings, distributions, dividend payments and other equity withdrawals are subject to certain notification and other provisions of SEC Rule 15c3-1 and other regulatory bodies.
On May 1, 2020, Cowen and Company completed its merger with Cowen Execution. Cowen and Company is the surviving entity. The merger had no impact to the Company’s financial results.
Cowen Prime is also subject to Commodity Futures Trading Commission Regulation 1.17 ("Regulation 1.17"). Regulation 1.17 requires net capital equal to or in excess of $45,000 or the amount of net capital required by SEC Rule 15c3-1, whichever is greater. Cowen and Company is also subject to Options Clearing Corporation ("OCC") Rule 302. OCC Rule 302 requires maintenance of net capital equal to the greater of $2.0 million or 2% of aggregate debit items. At June 30, 2020, Cowen and Company had $296.4 million of net capital in excess of this minimum requirement.
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
As of June 30, 2020, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA or SFC requirement and excess as follows:

Subsidiary	Net Capital	Net Capital Requirement	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$300,725	$4,287	$296,438
ATM Execution	$5,154	$250	$4,904
Cowen Prime	$20,238	$250	$19,988
Westminster	$29,402	$250	$29,152
Cowen International Ltd	$22,388	$12,104	$10,284
Cowen Execution Ltd	$11,044	$2,781	$8,263
Cowen Asia	$1,329	$387	$942
The Company's U.S. broker-dealers must also comply with SEC Rule 15c3-3 or claim an exemption pursuant to subparagraphs (k)(2)(i) or (k)(2)(ii) of that rule. Firms can rely on more than one exemption. Cowen Prime and ATM Execution claim the (k)(2)(ii) exemption with regard to all of their customer accounts and transactions that are introduced on a fully-disclosed basis to their clearing agents for clearing, settlement and custody. Cowen Prime and Westminster claim the (k)(2)(i)

exemption with regards to customer transactions and balances that are cleared, settled and custodied in bank accounts designated as Special Accounts for the Exclusive Benefit of Customers ("Special Bank Accounts").
In accordance with the requirements of SEC Rule 15c3-3, Cowen and Company may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of June 30, 2020, Cowen and Company had segregated approximately $25.7 million of cash, while its required deposit was $24.3 million.
As a clearing broker-dealer, Cowen and Company is required to compute a reserve requirement for proprietary accounts of broker-dealers ("PAB"), as defined in SEC Rule 15c3-3. Cowen and Company conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEC Rule 15c3-3. This allows each correspondent firm that uses Cowen and Company as its clearing broker-dealer to classify its PAB account assets held at Cowen and Company as allowable assets in the correspondent's net capital calculation. At June 30, 2020, Cowen and Company had $37.7 million of cash on deposit in PAB Reserve Bank Accounts, which was more than its required deposit of $25.9 million.Cowen and Company, ATM Execution, and Cowen Prime also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
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
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen's captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of June 30, 2020. RCG Insurance Company’s capital and surplus as of June 30, 2020 totaled approximately $31.3 million.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash provided by operating activities of $146.2 million for the six months ended June 30, 2020 was primarily related to (i) purchases of securities owned, at fair value in consolidated funds offset partially by proceeds from sales of securities owned, at fair value in consolidated funds, (ii) proceeds from securities owned, at fair value, held at broker dealers, (iii) purchases of securities owned, at fair value offset partially by proceeds from sales of securities owned, at fair value and (iv) offset by stock borrow activity. Net cash used in operating activities of $225.8 million for the six months ended June 30, 2019 was primarily related to the (i) purchases of securities owned, at fair value in consolidated funds offset partially by proceeds from sales of securities owned, at fair value in consolidated funds, (ii) cash used in securities financing activities (securities borrowed partially offset by securities loaned), and (iii) purchases of securities owned, at fair value offset partially by proceeds from sales of securities owned, at fair value.
Investing Activities.    Net cash used in investing activities of $11.9 million for the six months ended June 30, 2020 was primarily related to the purchase of other investments. Net cash used in investing activities of $48.9 million for the six months ended June 30, 2019 was primarily related to the purchase of Quarton and other investments.
Financing Activities.    Net cash provided by financing activities for the six months ended June 30, 2020 of $24.2 million was primarily related to (i) capital contributions by non-controlling interests offset only partially by capital withdrawals by non-controlling interests in Consolidated Funds and (ii) repayments on notes and other debt offset partially by borrowings on notes and other debt.  Net cash provided by financing activities for the six months ended June 30, 2019 of $161.1 million was primarily related to capital contributions by non-controlling interests in Consolidating Funds.

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
As of June 30, 2020, the outstanding principal amount of the December 2022 Convertible Notes was $135.0 million. On June 26, 2018, the Company received shareholder approval for the Company to settle the December 2022 Convertible Notes entirely in Class A common stock. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity. Pursuant to the indenture governing the December 2022 Convertible Notes, conversions of the December 2022 Convertible Notes will be settled by the delivery and/or payment, as the case may be, of Cowen’s Class A Common Stock, cash, or a combination thereof, at the Company's election. The Company has the intent and ability to settle the convertible notes in cash and, as a result, the convertible notes do not have an impact on the Company's diluted earnings per share calculation (See Note 21).
The Company recorded interest expense of $1.0 million and $1.0 million for the three months ended June 30, 2020 and 2019, and $2.0 million and $2.0 million for the six months ended June 30, 2020 and 2019, respectively. The Company recognized the embedded cash conversion option at issuance date fair value, which also represents the initial unamortized discount on the December 2022 Convertible Notes of $23.4 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $1.1 million and $1.1 million for the three months ended June 30, 2020 and 2019, and $2.3 million and $2.1 million for the six months ended June 30, 2020 and 2019, respectively, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2022 Convertible Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, which is shown net in notes payable in the accompanying condensed consolidated statement of financial condition. To date the May 2024 Notes have maintained their initial private rating, and the interest rate has remained unchanged. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $1.4 million and $0.6 million for three months ended June 30, 2020 and 2019, and $2.8 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in December 2019, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the "June 2033 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $1.9 million and $2.0 million for the three months ended June 30, 2020 and 2019, and $3.9 million and $3.9 million for the six months ended June 30, 2020 and 2019, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.

December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the "December 2027 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million and $2.5 million for the three months ended June 30, 2020 and 2019,and $5.1 million and $5.1 million for the six months ended June 30, 2020 and 2019, respectively. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
Term Loan
On June 30, 2017, a subsidiary of the Company borrowed $28.2 million to fund general corporate purposes. In July 2019, the subsidiary of the Company borrowed separately, from the same lender, $4.0 million to fund general corporate purposes. Each loan was secured by the value of the Company's limited partnership interests in two affiliated investment funds. The Company had provided a guarantee for these loans. Both loans had an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire combined principal amount due (as amended) on June 26, 2020 when they were both fully repaid. The Company recorded interest expense of $0.3 million and $0.4 million for the three months ended June 30, 2020 and 2019, and $0.8 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively.
Other Notes Payable
During January 2020, the Company borrowed $2.9 million to fund insurance premium payments. This note had an effective interest rate of 2.01% and was due in December 2020, with monthly payment requirements of $0.3 million. As of June 30, 2020, the outstanding balance on this note was $1.5 million. Interest expense for the three and six months ended June 30, 2020 and 2019 was insignificant.
During November 2019, the Company borrowed $2.6 million to fund general corporate capital expenditures. This note had an effective interest rate of 6% and is due in November 2024, with monthly payment requirements of $0.1 million. As of June 30, 2020, the outstanding balance on this note was $2.2 million. Interest expense for the six months ended June 30, 2020 was $0.1 million.
Spike Line
In August 2019, Cowen Execution Services LLC ("Cowen Execution") renewed a one-year committed spike line facility to cover short term increases in National Securities Clearing Corporation margin deposit requirements. In connection with the merger of Cowen Execution into Cowen and Company, the spike line facility was amended in May 2020. Pursuant to that amendment, Cowen and Company replaced Cowen Execution as the borrower and accepted, reaffirmed and assumed all of Cowen Execution’s rights, duties, obligations and liabilities under the spike line facility and the related loan documents. The spike line facility has a capacity of $70 million. This facility has (i) an effective interest rate equal to the Federal Funds rate plus 2.50% on any money drawn from the liquidity facility and (ii) a commitment or unused line fee that is 50 basis points on the undrawn amount. All amounts outstanding under this facility were fully repaid during the second quarter of 2020. Interest expense for the three and six months ended June 30, 2020 was $0.1 million and $0.2 million, respectively.
Revolving Credit Facility
In December 2019, the Company entered into a two-year committed corporate credit facility with a capacity of $25 million. This credit facility has (i) an effective interest rate equal to LIBOR plus 3.25% on any money drawn from the credit facility and (ii) a commitment or unused line fee that is 50 basis points on the undrawn amount. All amounts oustanding under this corporate credit facility were fully repaid during the second quarter of 2020. Interest expense for the three and six months ended June 30, 2020 was $0.2 million and $0.3 million, respectively.

Finance Lease Obligations
The Company has entered into various finance leases for computer equipment. These finance lease obligations are included in notes payable and other debt in the accompanying condensed consolidated statements of financial condition.
For the six months ended June 30, 2020 and 2019, quantitative information regarding the Company's finance lease obligations reflected in the accompanying condensed consolidated statements of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	$308	$299	$615	$667
Interest on lease liabilities	43	56	92	118
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases			92	118
Financing cash flows from finance leases			$604	$668

Weighted average remaining lease term - operating leases (in years)			2.72	3.70
Weighted average discount rate - operating leases			4.88%	4.93%
Letters of Credit
As of June 30, 2020, the Company has the following six irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged cash collateral for reinsurance agreements which amounted to $3.0 million, as of June 30, 2020, and $2.0 million, as of December 31, 2019, which are expected to be released periodically as per the terms of the reinsurance policy between December 31, 2020 and March 31, 2024.

Location	Amount	Maturity
	(dollars in thousands)
New York	$358	April 2021
New York	$1,424	October 2020
New York	$1,636	November 2020
Boston	$385	March 2021
San Francisco	$712	October 2025
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2020 and December 31, 2019 there were no amounts due related to these letters of credit.

Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of June 30, 2020:

	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment, Service and Facility Leases
Real Estate and Other Facility Rental	$98,275	$10,597	$45,228	$32,370	$10,080
Service Payments	60,003	15,183	33,280	7,139	4,401
Operating Equipment Leases	499	182	314	3	—
Total	158,777	25,962	78,822	39,512	14,481
Debt
Convertible Debt	145,125	2,025	143,100	—	—
Notes Payable	515,443	11,774	47,096	122,269	334,304
Finance Lease Obligation	3,568	589	2,557	422	—
Other Notes Payable	4,139	1,817	1,186	1,136	—
Total	$668,275	$16,205	$193,939	$123,827	$334,304
Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of June 30, 2020, are as follows:

	Convertible Debt	Notes Payable	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2020	$2,025	$11,774	$1,817	$589
2021	4,050	23,548	593	1,394
2022	139,050	23,548	593	1,163
2023	—	23,548	593	411
2024	—	98,721	543	11
Thereafter	—	334,304	—	—
Subtotal	145,125	515,443	4,139	3,568
Less (a)	(23,930)	(208,216)	(354)	(251)
Total	$121,195	$307,227	$3,785	$3,317
(a)Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the Company's convertible debt.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of June 30, 2020. However, through indemnification provisions in our clearing agreements, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreements, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
Cowen and Company, Cowen Prime, and ATM Execution are members of various securities exchanges and clearing organizations. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the various securities exchanges and clearing organizations, all other members would be required to meet the shortfall. The Company's liability under these arrangements is not quantifiable. Accordingly, no contingent liability is carried in the accompanying condensed consolidated statements of financial condition for these arrangements.
Cowen and Company temporarily loans securities to other brokers in connection with its securities lending activities. Cowen and Company receives cash as collateral for the securities loaned. Increases in securities prices may cause the market value of the securities loaned to exceed the amount of cash received as collateral. In the event that counterparty to these transactions does not return the loaned securities, Cowen and Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. Cowen and Company controls this risk by requiring credit approvals for counterparties, by monitoring the market value of securities loaned on a daily basis, and by requiring additional cash as collateral or returning collateral when necessary.
Cowen and Company temporarily borrows securities from other brokers in connection with its securities borrowing activities. Cowen and Company deposits cash as collateral for the securities borrowed. Decreases in securities prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event that counterparty to these transactions does not return collateral, Cowen and Company may be exposed to the risk of selling the securities at prevailing market prices. Cowen and Company controls this risk by requiring credit approvals for counterparties, by monitoring the collateral values on a daily basis, and by depositing additional collateral with counterparties or receiving cash when deemed necessary.
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
The Company consolidates four investment funds for which it acts as the managing member/general partner and investment manager. At June 30, 2020, the Company consolidated the following investment funds: Ramius Enterprise LP (“Enterprise LP”), Cowen Private Investments LP ("Cowen Private"), Cowen Sustainable Investments I LP ("CSI I LP") and CSI I Golden Holdco LP ("Golden HoldCo") (each a "Consolidated Fund" and collectively the "Consolidated Funds").
During the second quarter of 2020, the Company deconsolidated Ramius Merger Fund LLC (the "Merger Fund") and UCITS Fund ("UCITS Fund") due to a partial redemption of the Company’s direct portfolio fund investment in Merger Fund and a partial termination of the notional value of UCITS Fund units referenced in a total return swap with a third party. The Company continues to hold a direct retained portfolio fund investment in the Merger Fund and continues to have economic exposure to the returns of UCITS Fund through a total return swap with a third party. Both Merger Fund and UCITS Fund continue to be related parties of the Company after deconsolidation.
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
Other investments—Other investments consist primarily of portfolio funds, real estate investments, carried interest and equity method investments, which are valued as follows:
i. Portfolio funds—Portfolio funds (“Portfolio Funds”) include interests in private investment partnerships, foreign investment companies and other collective investment vehicles which may be managed by the Company or its affiliates. The Company applies the practical expedient provided by the US GAAP fair value measurements and disclosures guidance relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). The guidance permits an entity holding investments in certain entities that either are investment companies or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy.
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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. See Note 17 in our accompanying condensed consolidated financial statements for the quarter ended June 30, 2020 for further discussion.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 2o "Recent pronouncements" in our accompanying condensed consolidated financial statements for the three and six months ended June 30, 2020.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the six months ended June 30, 2020, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our 2019 Form 10-K. For a more detailed discussion concerning our market risk, see Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our 2019 Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of June 30, 2020.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the six months ended June 30, 2020.
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
The effects of the outbreak of COVID-19 have negatively affected the global economy, the United States economy and the global financial markets, and have disrupted and may further disrupt our operations and our clients' operations. The effects of the COVID-19 pandemic could in future periods have an adverse effect on our business, financial condition and results of operations.
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
In the event that the COVID-19 pandemic persists and leads to increased volatility and lower stock prices for many companies, our investment banking activity could be materiality disrupted.
In addition, a sustained and continuing market downturn could lead to or exacerbate declines in the number of security transactions executed for customers and, therefore, to a decline in the revenues we receive from commissions and spreads.
In addition, revenues from our investment management businesses could be negatively impacted by decreased securities prices, as well as widely fluctuating securities prices. Because our investment management businesses hold long and short positions in securities, changes in the prices of these securities, as well as any decrease in the liquidity of these securities, may materially and adversely affect our revenues from investment management.
Any one or more of these developments could cause, contribute to or exacerbate the risks and uncertainties enumerated in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the period ended March 31, 2020 could have a material adverse effect on our business, operations, consolidated financial condition, and results of operations. Furthermore, such developments may remain prevalent for a significant period of time and may in the future adversely affect our business, financial condition and results of operations even after the COVID-19 pandemic has subsided.
Business Risks
We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters.
The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as COVID-19, or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, could create, and in the case of COVID-19 have created, and may continue to create, economic and financial disruptions, and in the case of COVID-19 have led to, and other future event could lead to, operational difficulties (including travel limitations) that may impair our ability to manage our businesses.
Our businesses have traditionally relied on collaboration among our employees, particularly in our markets business. We do not know how remote working by our employees will impact our ability to collaborate. Accordingly, our business could be adversely affected by a prolonged period of employees working remotely.
Our business has traditionally relied on collaboration among our employees. In particular, the trading floor environment in our markets business facilitates idea generation and is more conducive to active trading. While we have been able to continue to operate all of our businesses, including our markets business, with our employees working remotely, we do not know how a prolonged period of remote working by our employees will impact our ability to collaborate. Accordingly, our businesses could be adversely affected by a prolonged period of employees working remotely.

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
The instruments governing our existing indebtedness require us to comply with certain restrictive covenants and any substantial and sustained downturn in our operations due to the COVID-19 pandemic or other factors may cause us to be in breach of such covenants. If we breach these covenants our ability to incur additional indebtedness would be limited. In addition, to the extent we borrow under our $25 million revolving credit facility a breach of the maintenance covenants under that facility could constitute an event of default and cause our outstanding indebtedness under the revolving credit facility to be declared immediately due and payable. If applicable, such acceleration of our outstanding indebtedness could cause our secured lenders to foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. Any inability to obtain additional liquidity as and when needed, or to maintain compliance with the instruments governing our indebtedness, would have a material adverse effect on our financial condition and results of operations.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
As of June 30, 2020, the Company's Board of Directors has a share repurchase program that authorizes the Company to purchase up to $251.8 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. The specific timing and amount of repurchases will vary depending on various factors, including, among others, market conditions and competing needs for the use of our capital.  We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1. During the three months ended June 30, 2020, the Company repurchased 446,800 shares, at an average price of $14.67 per share, of Cowen Class A common stock through the share repurchase program.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended June 30, 2020. Board approval of repurchases is based on dollar amount. As a result, the Company cannot estimate the number of shares that may yet be purchased.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month 4 (April 1, 2020 – April 30, 2020)
Common stock repurchases(1)	—	$—	—	6,981,750
Employee transactions(2)	25,014	9.66	—	—
Other (3)	—	—	—	—
Total	25,014	$9.66

Month 5 (May 1, 2020 – May 31, 2020)
Common stock repurchases(1)	—	$—	—	6,981,750
Employee transactions(2)	105,347	11.77	—	—
Other (3)	2,138	10.33	—	—
Total	107,485	$11.74

Month 6 (June 1, 2020 – June 30, 2020)
Common stock repurchases(1)	446,800	$14.67	446,800	24,165,575
Employee transactions(2)	131,799	13.07	—	—
Other (3)	—	—	—	—
Total	578,599	$14.30

Total (April 1, 2020 – June 30, 2020)
Common stock repurchases(1)	446,800	$14.67	446,800	$24,165,575
Employee transactions(2)	262,160	12.22	—	—
Other (3)	2,138	10.33	—	—
Total	711,098	$12.93	446,800
(1) The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $251.8 million of the Company's outstanding Class A common stock.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 10-Q filed November 25, 2009).
3.2	Second Amended and Restated By-Laws of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 8-K filed on February 18, 2020).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.3 to the Form 10-Q filed November 25, 2009).
3.4	Certificate of Designations of the Company for its Series A Cumulative Perpetual Preferred Stock (previously filed as Exhibit 3.1 to Form 8-K filed May 20, 2015).
3.5	Amendment to the Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 8-K filed December 5, 2016).
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 8-K filed on May 16, 2017)
10.1	2020 Equity Incentive Plan (Incorporated by reference to Appendix A to the Definitive Proxy Statement of Cowen Inc. on Schedule 14A for the year ended December 31, 2019, as filed on May 22, 2020).
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104	Cover Page Interactive Data File - (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN INC.
		By:	/s/ JEFFREY M. SOLOMON
		Name:	Jeffrey M. Solomon
		Title:	Chief Executive Officer

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	July 30, 2020	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)