Form 10-Q
period 2020-09-30
COWEN INC.
filed 2020-10-29
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of October 28, 2020, there were 26,568,614 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in "Management's Discussion and Analysis of Financial Condition and Results of Operations") that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as "may," "might," "will," "would," "could," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "possible," "potential," "intend," "seek" or "continue," the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and the risks contained in Item 1A of this periodic report on Form 10-Q for the three and nine months ended September 30, 2020.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three and nine months ended September 30, 2020 and 2019. The Consolidated Financial Statements as of December 31, 2019 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
Assets	As of September 30, 2020	As of December 31, 2019
Cash and cash equivalents	$539,733	$301,123
Cash collateral pledged	110,666	6,563
Segregated cash	139,152	107,328
Securities owned, at fair value ($254,383 and $941,595 were pledged to various parties)	1,088,566	1,633,552
Receivable on derivative contracts, at fair value	58,194	62,977
Securities borrowed	1,272,428	754,441
Other investments ($123,787 and $114,504 at fair value, respectively)	204,610	185,722
Deposits with clearing organizations, brokers and banks	90,075	91,755
Receivable from brokers, dealers and clearing organizations, net of allowance of $730 and $721, respectively	1,390,821	681,695
Receivable from customers, net of allowance of $653 and $650, respectively	83,208	105,647
Fees receivable, net of allowance of $3,677 and $2,620, respectively	138,234	126,358
Due from related parties	23,480	26,749
Fixed assets, net of accumulated depreciation and amortization of $38,347 and $32,846, respectively	37,052	33,661
Operating lease right-of-use assets	80,805	92,852
Goodwill	137,728	137,728
Intangible assets, net of accumulated amortization of $34,746 and $26,395, respectively	26,043	35,200
Deferred tax asset, net	31,110	79,166
Other assets	50,917	84,158
Consolidated Funds
Cash and cash equivalents	946	30,874
Securities owned, at fair value	187,991	375,278
Receivable on derivative contracts, at fair value	—	5,833
Other investments	98,267	175,769
Receivable from brokers	—	25,964
Other assets	692	1,632
Total Assets	$5,790,718	$5,162,025
Liabilities, Temporary Equity and Permanent Equity
Liabilities
Securities sold, not yet purchased, at fair value	$440,930	$451,836
Securities sold under agreements to repurchase	6,218	23,244
Payable for derivative contracts, at fair value	62,054	60,761
Securities loaned	1,326,917	1,601,866
Payable to brokers, dealers and clearing organizations	312,850	271,018
Payable to customers	1,151,139	430,224
Commission management payable	117,778	71,620
Compensation payable	345,470	223,139
Operating lease liabilities	84,044	97,581
Notes payable and other debt	383,722	345,451
Convertible debt	122,485	118,688
Fees payable	81,851	21,540
Accounts payable, accrued expenses and other liabilities	173,706	141,557

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)

	As of September 30, 2020	As of December 31, 2019
(continued)
Consolidated Funds
Due to related parties	136	581
Payable for derivative contracts, at fair value	—	4,769
Payable to brokers	—	864
Capital withdrawals payable	—	1,276
Accounts payable, accrued expenses and other liabilities	217	560
Total Liabilities	$4,609,517	$3,866,575
Commitments and Contingencies (Note 17)
Temporary Equity
Redeemable non-controlling interests	$—	$391,275
Permanent Equity
Cowen Inc. stockholders' equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of September 30, 2020 (aggregate liquidation preference of $120,750) and 10,000,000 shares authorized, 120,750 shares issued and outstanding as of December 31, 2019 (aggregate liquidation preference of $120,750), respectively	$1	$1
Class A common stock, par value $0.01 per share: 62,500,000 shares authorized, 48,662,355 shares issued and 26,569,335 outstanding as of September 30, 2020 and 62,500,000 shares authorized, 47,215,938 shares issued and 28,610,357 outstanding as of December 31, 2019, respectively (including 334,230 and 216,912 restricted shares, respectively)	334	334
Class B common stock, par value $0.01 per share: 62,500,000 authorized, no shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	1,146,848	1,110,635
(Accumulated deficit) retained earnings	98,139	(16,809)
Accumulated other comprehensive income (loss)	(7)	(5)
Less: Class A common stock held in treasury, at cost, 22,093,020 and 18,605,581 shares as of September 30, 2020 and December 31, 2019, respectively	(334,135)	(284,301)
Total Cowen Inc. Stockholders' Equity	911,180	809,855
Nonredeemable non-controlling interests	270,021	94,320
Total Permanent Equity	$1,181,201	$904,175
Total Liabilities, Temporary Equity and Permanent Equity	$5,790,718	$5,162,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Investment banking	$194,341	$77,292	$503,351	$272,103
Brokerage	138,483	93,995	425,069	302,840
Management fees	11,954	7,300	35,211	21,480
Incentive income	127	701	127	724
Interest and dividends	37,552	60,707	127,547	129,846
Reimbursement from affiliates	269	238	777	780
Reinsurance premiums	2,505	8,146	18,943	29,068
Other revenues	1,369	1,237	4,709	3,228
Consolidated Funds
Interest and dividends	1,135	2,374	3,992	8,148
Other revenues	—	57	658	91
Total revenues	387,735	252,047	1,120,384	768,308
Interest and dividends expense	37,754	56,477	125,850	125,089
Total net revenues	349,981	195,570	994,534	643,219

Expenses
Employee compensation and benefits	153,427	120,320	583,137	388,611
Brokerage and trade execution costs	33,660	25,808	101,412	78,578
Underwriting expenses	4,013	2,846	16,524	12,383
Professional, advisory and other fees	15,085	15,535	40,519	39,396
Service fees	4,727	5,943	18,332	17,266
Communications	7,992	8,295	24,241	24,654
Occupancy and equipment	9,096	9,784	27,599	30,160
Depreciation and amortization	5,682	5,082	17,324	14,990
Client services and business development	2,343	10,364	16,906	33,549
Goodwill impairment	—	—	—	4,100
Reinsurance claims, commissions and amortization of deferred acquisition costs	4,852	8,195	21,716	25,139
Other expenses	7,868	5,276	19,417	14,929
Consolidated Funds
Interest and dividends	—	1,153	2,064	3,376
Professional, advisory and other fees	334	857	1,598	1,375
Brokerage and trade execution costs	—	15	37	103
Other expenses	160	491	1,094	1,375
Total expenses	249,239	219,964	891,920	689,984
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	(68,781)	18,446	83,738	61,440
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	6,385	13,613	(31,222)	22,793
Net realized and unrealized gains (losses) on derivatives	—	293	1,850	(1,188)
Net gains (losses) on foreign currency transactions	—	(10)	(38)	(69)
Total other income (loss)	(62,396)	32,342	54,328	82,976
Income (loss) before income taxes	38,346	7,948	156,942	36,211
Income tax expense (benefit)	8,830	1,365	52,589	9,615
Net income (loss)	29,516	6,583	104,353	26,596

Cowen Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

(continued)
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	9,232	2,770	(19,843)	7,188
Net income (loss) attributable to Cowen Inc.	20,284	3,813	124,196	19,408
Preferred stock dividends	1,698	1,698	5,094	5,094
Net income (loss) attributable to Cowen Inc. common stockholders	$18,586	$2,115	$119,102	$14,314

Weighted average common shares outstanding:
Basic	27,663	29,529	28,078	29,687
Diluted	29,970	31,264	29,646	31,381
Earnings (loss) per share:
Basic	$0.67	$0.07	$4.24	$0.48
Diluted	$0.62	$0.07	$4.02	$0.46

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Net income (loss)		$29,516		$6,583		$104,353		$26,596
Other comprehensive income (loss), net of tax:
Foreign currency translation	(2)		(2)		(2)		—
Total other comprehensive income (loss), net of tax		(2)		(2)		(2)		—
Comprehensive income (loss)		$29,514		$6,581		$104,351		$26,596
Less: Comprehensive income attributable to non-controlling interests		9,232		2,770		(19,843)		7,188
Comprehensive income (loss) attributable to Cowen Inc.		$20,282		$3,811		$124,194		$19,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest
Balance, June 30, 2020	27,641,600	$334	120,750	$1	$(314,971)	$1,135,141	$(5)	$81,185	$901,685	$188,925	$1,090,610	$—
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	20,284	20,284	—	20,284	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	—	—	—	—	—	—	—	—	—	9,232	9,232	—
Foreign currency translation	—	—	—	—	—	—	(2)	—	(2)	—	(2)	—
Capital contributions	—	—	—	—	—	—	—	—	—	74,337	74,337	—
Capital withdrawals	—	—	—	—	—	—	—	—	—	(2,473)	(2,473)	—
Restricted stock awards issued	88,811	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(1,161,076)	—	—	—	(19,164)	—	—	—	(19,164)	—	(19,164)	—
Preferred stock dividends (See Note 19)	—	—	—	—	—	—	—	(1,698)	(1,698)	—	(1,698)	—
Cash dividends to common stockholders (See Note 19)	—	—	—	—	—	—	—	(1,632)	(1,632)	—	(1,632)	—
Amortization of share-based awards	—	—	—	—	—	11,707	—	—	11,707	—	11,707	—
Balance, September 30, 2020	26,569,335	$334	120,750	$1	$(334,135)	$1,146,848	$(7)	$98,139	$911,180	$270,021	$1,181,201	$—

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest
Balance, June 30, 2019	29,480,287	$334	120,750	$1	$(254,357)	$1,093,898	$(3)	$(22,449)	$817,424	$75,923	$893,347	$359,643
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	3,813	3,813	—	3,813	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	9,618	9,618	(6,848)
Foreign currency translation	—	—	—	—	—	—	(2)	—	(2)	—	(2)	—
Capital contributions	—	—	—	—	—	—	—	—	—	332	332	21,905
Capital withdrawals	—	—	—	—	—	—	—	—	—	(1,114)	(1,114)	(26,276)
Restricted stock awards issued	331,213	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(798,363)	—	—	—	(12,525)	—	—	—	(12,525)	—	(12,525)	—
Preferred stock dividends (See Note 19)	—	—	—	—	—	—	—	(1,698)	(1,698)	—	(1,698)	—
Amortization of share-based awards	—	—	—	—	—	10,043	—	—	10,043	—	10,043	—
Balance, September 30, 2019	29,013,137	$334	120,750	$1	$(266,882)	$1,103,941	$(5)	$(20,334)	$817,055	$84,759	$901,814	$348,424

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest

Balance, December 31, 2019	28,610,357	$334	120,750	$1	$(284,301)	$1,110,635	$(5)	$(16,809)	$809,855	$94,320	$904,175	$391,275
Cumulative effect of the adoption of the new current expected credit loss standard (See Note 2d)	—	—	—	—	—	—	—	(10)	(10)	—	(10)	—
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	124,196	124,196	—	124,196	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	13,081	13,081	(32,924)
Foreign currency translation	—	—	—	—	—	—	(2)	—	(2)	—	(2)	—
Capital contributions	—	—	—	—	—	—	—	—	—	163,019	163,019	184,223
Capital withdrawals	—	—	—	—	—	—	—	—	—	(48,995)	(48,995)	(181,863)
Consolidation of entity	—	—	—	—	—	—	—	—	—	48,596	48,596	—
Deconsolidation of entities	—	—	—	—	—	—	—	—	—	—	—	(360,711)
Common stock issuance related to acquisition (See Note 3)	74,694	—	—	—	—	926	—	—	926	—	926	—
Restricted stock awards issued	1,371,723	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(3,487,439)	—	—	—	(49,834)	—	—	—	(49,834)	—	(49,834)	—
Preferred stock dividends (See Note 19)	—	—	—	—	—	—	—	(5,094)	(5,094)	—	(5,094)	—
Cash dividends to common stockholders (See Note 19)	—	—	—	—	—	—	—	(4,144)	(4,144)	—	(4,144)	—
Amortization of share-based awards	—	—	—	—	—	35,287	—	—	35,287	—	35,287	—
Balance, September 30, 2020	26,569,335	$334	120,750	$1	$(334,135)	$1,146,848	$(7)	$98,139	$911,180	$270,021	$1,181,201	$—

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest
Balance, December 31, 2018	28,437,860	$324	120,750	$1	$(234,142)	$1,062,877	$(5)	$(34,648)	$794,407	$64,880	$859,287	$216,923
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	19,408	19,408	—	19,408	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	11,375	11,375	(4,187)
Capital contributions	—	—	—	—	—	—	—	—	—	11,442	11,442	213,391
Capital withdrawals	—	—	—	—	—	—	—	—	—	(2,938)	(2,938)	(77,703)
Common stock issued upon acquisition (See Note 3)	1,033,350	10	—	—	—	14,436	—	—	14,446	—	14,446	—
Restricted stock awards issued	1,668,032	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(2,126,105)	—	—	—	(32,740)	—	—	—	(32,740)	—	(32,740)	—
Preferred stock dividends (See Note 19)	—	—	—	—	—	—	—	(5,094)	(5,094)	—	(5,094)	—
Embedded cash conversion option (See Note 19)	—	—	—	—	—	(596)	—	—	(596)	—	(596)	—
Amortization of share-based awards	—	—	—	—	—	27,224	—	—	27,224	—	27,224	—
Balance, September 30, 2019	29,013,137	$334	120,750	$1	$(266,882)	$1,103,941	$(5)	$(20,334)	$817,055	$84,759	$901,814	$348,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$104,353	$26,596
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	17,324	14,990
Goodwill impairment	—	4,100
Amortization of debt issuance costs	1,023	804
Amortization of debt discount (premium)	3,393	3,511
Noncash lease expense	(1,490)	(2,607)
Share-based compensation	35,287	27,224
Change in deferred taxes	48,056	8,420
Net loss (gain) on disposal of fixed assets	—	(367)
Purchases of securities owned, at fair value	(1,275,400)	(1,405,478)
Proceeds from sales of securities owned, at fair value	1,318,623	1,282,527
Proceeds from sales of securities sold, not yet purchased, at fair value	729,526	902,271
Payments to cover securities sold, not yet purchased, at fair value	(745,683)	(939,072)
Proceeds from other investments	21,964	19,693
Net (gains) losses on securities, derivatives and other investments	(80,533)	(57,808)
Consolidated Funds
Purchases of securities owned, at fair value	(1,912,137)	(2,016,225)
Proceeds from sales of securities owned, at fair value	1,793,399	1,880,160
Purchases of other investments	(2,090)	(2,798)
Proceeds from other investments	6,734	23,865
Net realized and unrealized (gains) losses on investments and other transactions	27,216	(51,925)
(Increase) decrease in operating assets:
Securities owned, at fair value, held at broker-dealer	603,885	(250,579)
Receivable on derivative contracts, at fair value	4,783	(14,629)
Securities borrowed	(517,987)	(820,241)
Deposits with clearing organizations, brokers and banks	1,680	(2,027)
Receivable from brokers, dealers and clearing organizations	(709,126)	68,479
Receivable from customers, net of allowance	22,439	(8,268)
Fees receivable, net of allowance	(11,876)	17,707
Due from related parties	3,086	6,020
Other assets	69,185	1,038
Consolidated Funds
Cash and cash equivalents	8,989	34,809
Receivable on derivative contracts, at fair value	(19,710)	531
Receivable from brokers	(961)	(9,579)
Other assets	273	10
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	2,302	191,640
Securities sold under agreement to repurchase	(17,026)	23,772
Payable for derivative contracts, at fair value	1,293	16,672
Securities loaned	(274,949)	924,795
Payable to brokers, dealers and clearing organizations	41,832	42,281
Payable to customers	720,915	(88)
Commission management payable	46,158	(6,146)
Compensation payable	116,035	(92,903)
Fees payable	60,311	11,060
Due to related parties	24	(4,402)
Accounts payable, accrued expenses and other liabilities	37,729	(2,679)
Consolidated Funds
Contributions received in advance	450	—
Payable to brokers	8,560	(8,355)
Payable for derivative contracts, at fair value	11,967	6,115
Due to related parties	(257)	615

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Nine Months Ended September 30,
	2020	2019

(continued)
Accounts payable, accrued expenses and other liabilities	75	(184)
Net cash provided by / (used in) operating activities	299,644	(156,655)
Cash flows from investing activities:
Purchases of other investments	(38,658)	(15,899)
Purchase of business (See Note 3)	—	(48,581)
Proceeds from sales of other investments	29,784	18,103
Purchase of fixed assets and intangibles	(11,558)	(7,862)
Net cash provided by / (used in) investing activities	(20,432)	(54,239)
Cash flows from financing activities:
Repayments on convertible debt	—	(20,860)
Deferred debt issuance cost	(1,700)	(1,480)
Borrowings on notes and other debt	134,810	84,640
Repayments on notes and other debt	(95,458)	(2,740)
Purchase of treasury stock	(43,442)	(10,153)
Cash dividends paid	(3,433)	—
Preferred dividends paid	(5,094)	(5,094)
Contingent liability payment	(5,653)	(1,235)
Capital contributions by non-controlling interests in operating entities	7,276	11,110
Capital withdrawals to non-controlling interests in operating entities	(4,330)	(1,713)
Consolidated Funds
Capital contributions by non-controlling interests in Consolidated Funds	339,966	213,723
Capital withdrawals to non-controlling interests in Consolidated Funds	(227,617)	(89,032)
Net cash provided by / (used in) financing activities	95,325	177,166
Change in cash and cash equivalents	374,537	(33,728)
Cash and cash equivalents, including cash collateral pledged and segregated cash, beginning of period	415,014	442,113
Cash and equivalents at end of period:
Cash and cash equivalents	539,733	260,994
Cash collateral pledged	110,666	18,609
Segregated cash	139,152	128,782
Cash and cash equivalents, including cash collateral pledged and segregated cash, end of period	$789,551	$408,385
Supplemental information
Cash paid during the year for interest	$116,457	$98,363
Cash paid during the year for taxes	$1,984	$3,815
Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (See Note 19)	$6,296	$22,420
Preferred stock dividends declared (See Note 18)	$5,094	$5,094
Net assets (liabilities) acquired upon acquisition (net of cash)	$—	$90,727
Initial recognition of operating lease right-of-use assets	$—	$103,694
Initial recognition of operating lease liabilities	$—	$110,505
Noncash transfer of net assets from Unconsolidated Master Fund to Consolidated Fund	$—	$97,655
Net decrease in non-controlling interests in Consolidated Funds due to deconsolidation of two Consolidated Funds (See Note 2)	$360,711	$—
Net increase in non-controlling interests due to consolidation of operating entity	$48,596	$—
Common stock issuance in relation to acquisition (See Note 3)	$926	$14,446
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
The Company consolidates five investment funds for which it acts as the managing member/general partner and investment manager. At September 30, 2020, the Company consolidated the following investment funds: Ramius Enterprise LP (“Enterprise LP”), Cowen Private Investments LP ("Cowen Private"), Cowen Sustainable Investments I LP ("CSI I LP"), CSI I Golden Holdco LP ("Golden HoldCo") and CSI I Prodigy Holdco LP ("Prodigy HoldCo") (each a "Consolidated Fund" and collectively the "Consolidated Funds").
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
The Company determines whether it is the primary beneficiary of a VIE upon its initial involvement with the VIE and reassesses whether it is the primary beneficiary on an ongoing basis as long as it has any continuing involvement with the VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of September 30, 2020, the total assets and total liabilities of the consolidated VIEs were $449.0 million and $6.6 million, respectively. As of December 31, 2019, the total assets and total liabilities of the consolidated VIEs were $685.4 million and $24.9 million, respectively. The deconsolidation of two Consolidated Funds decreased the overall VIEs net assets. The VIEs act as investment managers and/or investment companies that may be managed by the Company or the Company may have equity interest in those investment companies. The VIEs are financed through their operations and/or loan agreements with the Company.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
The Company and its operating subsidiaries act as the manager for the Consolidated Funds. Both the Company and the Consolidated Funds hold certain investments which are valued by the Company, acting as the investment manager. The fair value of these investments is based on their proportional rights of the underlying portfolio company, and is generally estimated based on proprietary models developed by the Company, which include discounted cash flow analysis, public market comparables, and other techniques and may be based, at least in part, on independently sourced market information. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. Significant judgment and estimation impact the selection of an appropriate valuation methodology as well as the assumptions used in these models, and the timing and actual values realized with respect to investments could be materially different from values derived based on the use of those estimates. The valuation methodologies applied impact the reported value of the Company's investments and the investments held by the Consolidated Funds in the consolidated financial statements. Certain of the Company's investments are relatively illiquid or thinly traded and may not be immediately liquidated on demand if needed. Fair values assigned to these investments may differ significantly from the fair values that would have been used had a ready market for the investments existed and such differences could be material.
The Company primarily uses the market approach to value its financial instruments measured at fair value. In determining an instrument's level within the hierarchy, the Company categorizes the Company's financial instruments into three categories: securities, derivative contracts and other investments. To the extent applicable, each of these categories can further be divided between those held long or sold short.
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
Derivative Contracts—Derivative contracts can be exchange-traded or privately negotiated over-the-counter (“OTC”). Exchange-traded derivatives, such as futures contracts and exchange-traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
generic forwards, swaps and options, are classified as level 2 when their inputs can be corroborated by market data. OTC derivatives, such as swaps and options, with significant inputs that cannot be corroborated by readily available or observable market data are classified as level 3.
Other Investments—Other investments consist primarily of portfolio funds, real estate investments, carried interest and equity method investments, which are valued as follows:
i.    Portfolio Funds—Portfolio funds (“Portfolio Funds”) include interests in private investment partnerships, foreign investment companies and other collective investment vehicles which may be managed by the Company or its affiliates. The Company applies the practical expedient provided by the US GAAP fair value measurements and disclosures guidance relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). The practical expedient permits an entity holding investments in certain entities that either are investment companies or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy.
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
g.    Receivable from and payable to customers
Receivable from customers includes amounts owed by customers on cash and margin transactions, recorded on a settlement-date basis and prepaid research, net of allowance for credit losses. For prepaid research, a prepaid research asset is established for research and related services disbursed in advance of anticipated client commission volumes.
Payable to customers primarily consists of amounts owed to customers relating to securities transactions not completed on settlement date, recorded on a settlement-date basis on the statement of financial condition, and other miscellaneous customer payables.
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
Fees and interest received or paid are recorded in interest and dividends income and interest and dividends expense, respectively, on an accrual basis in the accompanying condensed consolidated statements of operations. In cases where the fair value basis of accounting is elected, any resulting change in fair value would be reported in net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations. Accrued interest income and expense are recorded in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, on an accrual basis in the accompanying condensed consolidated statements of financial condition. At September 30, 2020 and December 31, 2019, the Company did not have any securities lending transactions for which fair value basis of accounting was elected.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
    Interest paid is recorded in interest and dividends expense on an accrual basis in the accompanying condensed consolidated statements of operations. In cases where the fair value basis of accounting is elected, any resulting change in fair value would be reported in net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations. At September 30, 2020 and December 31, 2019, the Company did not have any repos for which fair value basis of accounting was elected.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management or partnership agreement) related to certain of the Company's investment funds and managed accounts.  The incentive income is either allocated to the Company or is charged to the investment funds in accordance with their corresponding investment management or partnership agreement. For the hedge funds the Company offers, incentive income earned is typically up to 20% (in certain cases on performance in excess of a benchmark) of the net profits earned for the full year that are attributable to each fee-paying investor.  For the private equity and debt fund products the Company offers, the carried interest earned is typically up to 30% of the distributions made to investors after return of their contributed capital and generally a preferred return.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
n.    Income taxes
The Company accounts for income taxes in accordance with US GAAP which requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax basis of its assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to an amount that is more likely than not to be realized. The Company evaluates its deferred tax assets for recoverability considering negative and positive evidence, including its historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, and tax planning strategies. The Company records a valuation allowance against its deferred tax assets to bring them to a level that it is more likely than not to be utilized. In evaluating the need for a valuation allowance, the Company estimates future taxable income based on management approved business plans. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws the Company has identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
obtain internal use software. The standard became effective for the Company in the first quarter of 2020 and was adopted prospectively.
In June 2016, the FASB issued guidance that impacts the impairment model for certain financial assets measured at amortized cost by requiring CECL methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. The guidance became effective for the Company in the first quarter of 2020. Please refer to Note 2d. for more information.
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
Recently issued
In August 2020, the FASB issued guidance simplifying an issuer’s accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that require separate accounting for embedded conversion features; separate accounting is still required in certain cases. The guidance also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. The guidance requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement (if the effect is more dilutive) for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. The guidance requires new disclosures about events that occur during the reporting period and cause conversion contingencies to be met and about the fair value of a public business entity’s convertible debt at the instrument level. For public business entities, the guidance is effective for reporting periods beginning after December 15, 2021 and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact of the new guidance.
3. Acquisition
Quarton
On January 2, 2019 (the "Quarton Acquisition Date"), the Company, together with its indirect wholly owned subsidiaries, Cowen International Ltd and Cowen QN Acquisition LLC, completed its previously announced acquisition (the "Quarton Acquisition") of Quarton International AG through the acquisition of all of the outstanding equity interest of Quarton International AG's affiliated combining companies, Quarton Management AG, Quarton International Europe AG, Quarton Partners, LLC and Quarton Securities GP, LLC (which owns a formerly U.S. Securities Exchange Commission ("SEC") registered broker-dealer that was subsequently renamed to Cowen Securities L.P. ("Cowen Securities") (see Note 23), comprising the U.S. and European operations of the acquired combining companies (collectively "Quarton"). Quarton is a group of leading global financial advisory companies serving the middle market. Quarton's operations were primarily conducted through eight entities based in the United States, Switzerland, and Germany.
The Quarton Acquisition was accounted for under the acquisition method of accounting in accordance with US GAAP. As such, results of operations for Quarton are included in the accompanying condensed consolidated statements of operations since the Quarton Acquisition Date, and the assets acquired and liabilities assumed were recorded at their fair value as of the Quarton

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Acquisition Date. Subsequent to the Quarton Acquisition, the operations of Quarton were integrated within the Company's existing businesses.
The aggregate estimated purchase price of the Quarton Acquisition was $103.0 million. On the Quarton Acquisition Date the Company paid upfront consideration of $75.3 million subject to certain net working capital and other customary adjustments, with additional maximum contingent consideration of $40.0 million that will become payable dependent on the achievement of certain milestones by Quarton in each of the first four years (five years if certain conditions are met) following the Quarton Acquisition Date subject to a $10 million maximum in each year and a $40.0 million cumulative maximum. The Company estimated the contingent consideration at $27.7 million using the Monte Carlo valuation model which requires the Company to make estimates and assumptions regarding the future cash flows and profits. The contingent consideration liability is included within accounts payable, accrued expenses and other liabilities on the condensed consolidated statements of financial condition. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. A portion of the preliminary purchase price was deposited into escrow, in the amount of $0.6 million, as a reserve for any future claims against the sellers of Quarton.  All consideration, including the upfront consideration and contingent consideration, consists of a combination of 80% cash and 20% shares of the Company's Class A common stock. Shares issued on the Quarton Acquisition Date of 1,033,350 were valued based on the 30-trading day volume-weighted average price per share of $14.52 as of December 31, 2018. The fair value of the shares of Class A common stock issued was determined on the basis of the closing market price of the Company's shares on the Quarton Acquisition Date. Any shares of Class A common stock issued in connection with any such contingent payments will be valued based on the 30-trading day volume-weighted average price per share as of the day immediately prior to the date on which such shares are to be issued. In addition, Quarton and the Company have established a retention bonus pool, for Quarton employees that remain employed at the end of each year there is a contingent payment which will be settled in a combination of 80% cash and 20% shares of the Company's Class A common stock based on Quarton meeting certain economic performance hurdles. The bonus pool has an aggregate maximum of $10.0 million over a five-year period with $2.5 million maximum in each year. The Company is recognizing the retention bonus over each contingent payment period based upon the Company's revenue projections for Quarton. Goodwill, the excess of the purchase price over the fair value of net assets, primarily relates to expected synergies from combining operations and has been assigned to the Op Co segment of the Company. Tax deductible goodwill will differ from goodwill recognized by the Company in an amount equal to the difference between actual contingent consideration and estimated contingent consideration.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
As of the Quarton Acquisition Date, the estimated fair value of the Company's intangible assets, as acquired through the Quarton Acquisition, was $22.2 million and had a weighted average useful life of 2.8 years. The allocation of the intangible assets is shown within the following table:

	Estimated intangible assets acquired	Estimated average remaining useful lives
	(dollars in thousands)	(in years)
Intangible asset class
Trade name	$900	3
Customer relationships	7,100	4
Backlog	12,600	2
Proprietary software	1,600	3
Total intangible assets	$22,200

Amortization expense for each of the three and nine months ended September 30, 2020 and 2019 was $2.2 million and $6.7 million, and is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The estimated amortization expense related to these intangible assets in future periods is as follows:

(dollars in thousands)
2020	$2,227
2021	2,608
2022	1,775
2023	—
2024	—
Thereafter	—
$6,610
In addition to the purchase price consideration, for the three and nine months ended September 30, 2019, the Company had incurred acquisition-related expenses of $0.1 million and $1.2 million, respectively, including financial advisory, legal and valuation services, which are included in professional, advisory and other fees in the accompanying condensed consolidated statements of operations.
4. Cash Collateral Pledged
As of September 30, 2020 and December 31, 2019, the Company pledged cash collateral in the amount of $4.5 million and $4.6 million respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston and San Francisco. The Company also has pledged cash collateral for reinsurance agreements which amounted to $106.1 million, as of September 30, 2020, and $2 million, as of December 31, 2019, which are expected to be released periodically as per the terms of the reinsurance policy between March 31, 2021 and March 31, 2024 (see Notes 14 and 18).
As of September 30, 2020, the Company has the following irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
New York	$358	April 2021
New York	$1,424	October 2020
New York	$1,637	November 2020
Boston	$386	March 2021
San Francisco	$712	October 2025
	$4,517
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2020 and December 31, 2019 there were no amounts due related to these letters of credit.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
5. Segregated Cash
As of September 30, 2020 and December 31, 2019, cash segregated in compliance with federal regulations and other restricted deposits of $139.2 million and $107.3 million, respectively, consisted of cash deposited in Special Reserve Bank Accounts for the exclusive benefit of customers under SEC Rule 15c3-3 and cash held in accounts designated as Special Reserve Bank Accounts for Proprietary Accounts of Broker-Dealers ("PAB").
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
As of September 30, 2020 and December 31, 2019, securities owned, at fair value consisted of the following:

	As of September 30, 2020	As of December 31, 2019
	(dollars in thousands)
Common stock	$920,849	$1,546,484
Preferred stock	63,605	12,656
Warrants and rights	20,505	22,109
Government bonds	20,324	15,916
Corporate bonds	36,701	25,500
Convertible bonds	5,081	2,500
Term loan (*)	12,111	1,067
Trade claims (*)	9,390	7,320
	$1,088,566	$1,633,552
(*)The Company has elected the fair value option for securities owned, at fair value with a fair value of $9.0 million and $8.4 million, respectively, at September 30, 2020 and December 31, 2019.
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
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of September 30, 2020		As of December 31, 2019
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Currency forwards	$82,100	$870	$—	$—
Swaps	$244,090	4,644	$383,752	2,911
Options other (a)	256,841	52,680	550,188	60,066
		$58,194		$62,977
(a) Includes the volume of contracts for index, equity, commodity future and cash conversion options.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Payable for derivative contracts	As of September 30, 2020		As of December 31, 2019
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$9,895	$123	$10,224	$217
Currency forwards	$103,500	717	$77,790	851
Swaps	$376,331	7,514	$607,717	23,169
Options other (a)	252,576	53,700	306,306	36,524
		$62,054		$60,761
(a) Includes the volume of contracts for index, equity, commodity future and cash conversion options.
The following tables present the gross and net derivative positions and the related offsetting amount, as of September 30, 2020 and December 31, 2019. This table does not include the impact of over-collateralization.

		Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition
	Gross amounts recognized			Financial instruments	Cash Collateral pledged	Net amounts
	(dollars in thousands)
As of September 30, 2020
Receivable on derivative contracts, at fair value	$80,780	$22,586	$58,194	$3,631	$60	$54,503
Payable for derivative contracts, at fair value	67,295	5,241	62,054	3,631	2,777	55,646

As of December 31, 2019
Receivable on derivative contracts, at fair value	$66,217	$3,240	$62,977	$—	$2,911	$60,066
Payable for derivative contracts, at fair value	64,001	3,240	60,761	—	24,020	36,741
(a)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
The realized and unrealized gains/(losses) related to derivatives trading activities were $(53.9) million and $7.1 million for the three months ended September 30, 2020 and 2019, respectively, and $(63.2) million and $2.3 million for the nine months ended September 30, 2020 and 2019, respectively, and are included in other income in the accompanying condensed consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, except for exchange traded derivatives and certain options, the Company is required to post/receive collateral. These amounts are recognized in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations respectively. As of September 30, 2020 and December 31, 2019, all derivative contracts were with major financial institutions.
Other investments
As of September 30, 2020 and December 31, 2019, other investments included the following:

	As of September 30, 2020	As of December 31, 2019
	(dollars in thousands)
Portfolio funds, at fair value (1)	$123,787	$114,504
Carried interest (2)	47,343	30,360
Equity method investments (3)	33,480	40,858
	$204,610	$185,722

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(1) Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of September 30, 2020 and December 31, 2019, included the following:

	As of September 30, 2020	As of December 31, 2019

	(dollars in thousands)
Starboard Value and Opportunity Fund (c)(*)	$41,354	$37,895
Formation8 Partners Fund I, L.P. (f)	31,916	33,613
Cowen Healthcare Investments II LP (i) (*)	20,691	14,652
Lagunita Biosciences, LLC (d)	4,124	4,802
Eclipse Ventures Fund I, L.P. (b)	4,464	3,960
HealthCare Royalty Partners II LP (a)(*)	1,627	1,781
RCG Longview Debt Fund V, L.P. (g)(*)	1,232	1,732
HealthCare Royalty Partners LP (a)(*)	1,157	1,326
Starboard Leaders Fund LP (e)(*)	1,656	1,560
Eclipse SPV I, LP (j)(*)	1,680	1,447
Ramius Merger Fund LLC (m)(*)	1,952	—
TriArtisan ES Partners LLC (k)(*)	1,342	1,082
Cowen Healthcare Investments III LP (i)(*)	4,346	1,398
TriArtisan PFC Partners LLC (l)(*)	628	909
RCG Longview Equity Fund, LP (g) (*)	445	835
Difesa Partners, LP (h) (*)	681	508
BDC Fund I Coinvest 1, L.P. (n) (*)	1,250	—
Other private investment (o)(*)	315	4,448
Other affiliated funds (p)(*)	2,927	2,556
	$123,787	$114,504
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
(m)Ramius Merger Fund LLC permits monthly withdrawals on 45 days prior notice.
(n)BDC Fund I Coinvest 1, L.P. is a private equity fund focused on investing in growth companies in industries disrupted by digitization. Distributions will be made when the underlying investments are liquidated.
(o)Other private investment represents the Company's closed end investment in a Portfolio Fund that invests in a wireless broadband communication provider in Italy.
(p)The majority of these investment funds are affiliates of the Company or are managed by the Company and the investors can redeem from these funds as investments are liquidated.
(2)Carried interest
The Company applies an accounting policy election to recognize incentive income allocated to the Company under an equity ownership model in other investments in the accompanying condensed consolidated statements of financial condition (see Note 2m). Carried interest allocated to the Company from certain Portfolio Funds represents Cowen's general partner capital accounts from those funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds. All carried interest balances are earned from affiliates of the Company.
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
The carried interest as of September 30, 2020 and December 31, 2019, included the following:

	As of September 30, 2020	As of December 31, 2019
	(dollars in thousands)
Cowen Healthcare Investments II LP	$35,829	$23,759
Cowen Healthcare Investments III LP	5,357	—
TriArtisan TGIF Partners LLC	2,881	—
TriArtisan ES Partners LLC	1,354	—
TriArtisan PFC Partners LLC	1,116	—
Ramius Multi-Strategy Fund LP	612	—
Ramius Merger Fund LLC	13	—
Other private investment (a)	—	4,737
RCG IO Renergys Sarl	181	1,251
Ramius Multi-Strategy Fund LP	—	613
	$47,343	$30,360
(a)Other private investment represents the Company's closed end investment in a Portfolio Fund that invests in a wireless broadband communication provider in Italy.

Cowen Inc.
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
During the second quarter of 2020, the Company completed an assessment of the recoverability of the Company's equity method investments and determined that the carrying value of the investment in Surf House Ocean View Holdings, LLC exceeded the estimated fair value of the Company's interest, which was other than temporary. Accordingly, an other than temporary impairment charge of $11.3 million was recognized to reduce the carrying value of the investment to fair value. The Company recorded no impairment charges in relation to its other equity method investments for the three and nine months ended September 30, 2020 and 2019.
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
The following table summarizes equity method investments held by the Company:

	As of September 30, 2020	As of December 31, 2019
	(dollars in thousands)
Starboard Value LP	$25,392	$24,292
Surf House Ocean Views Holdings, LLC	—	7,804
HealthCare Royalty GP III, LLC	2,198	2,230
RCG Longview Debt Fund V Partners, LLC	1,721	2,889
RCG Longview Management, LLC	253	583
HealthCare Royalty GP, LLC	675	108
HealthCare Royalty GP II, LLC	276	302
RCG Longview Debt Fund IV Management, LLC	331	331
RCG Longview Equity Management, LLC	105	105
HCR Stafford Fund GP, LLC	850	880
Liberty Harbor North	292	292
Other	1,387	1,042
	$33,480	$40,858
The Company's income (loss) from equity method investments was income of $4.0 million and $2.7 million for the three months ended September 30, 2020 and 2019 and $10.5 million and $23.1 million for the nine months ended September 30, 2020 and 2019, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations.
Regulation S-X Rule 10-01(b)(1)
For the periods ended September 30, 2020 and December 31, 2019 and for the nine months periods ended September 30, 2020 and September 30, 2019, certain investments subject to Regulation S-X Rule 10-01(b)(1) of the SEC guidance held by the Company have met the significance criteria as defined thereunder. As such, the Company is required to present summarized

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
financial information for these significant investees as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019, and such information is as follows:

Other equity method investments	As of September 30, 2020	As of December 31, 2019
	(dollars in thousands)
Assets	$59,379	$95,825
Liabilities	—	82,482
Equity	$59,379	$13,343

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Revenues	$274	$4,564	$54,717	$83,287
Expenses	—	—	—	—
Net realized and unrealized gains (losses)	77	55	412	717
Net income	$351	$4,619	$55,129	$84,004
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying condensed consolidated statements of financial condition. As of September 30, 2020 and December 31, 2019, securities sold, not yet purchased, at fair value consisted of the following:

	As of September 30, 2020	As of December 31, 2019
	(dollars in thousands)
Common stock	$404,409	$425,448
Corporate bonds	15,324	5,933
Government bonds	1,500	1,950
Preferred stock	10,767	3,686
Warrants and rights	8,930	14,819
	$440,930	$451,836
Securities sold under agreements to repurchase and securities lending and borrowing transactions
The following tables present the contractual gross and net securities borrowing and lending agreements and securities sold under agreements to repurchase and the related offsetting amount as of September 30, 2020 and December 31, 2019.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

				Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
	Gross amounts recognized, net of allowance	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Additional Amounts Available	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of September 30, 2020
Securities borrowed	$1,272,428	$—	$1,272,428	$—	$1,213,253	$—	$59,175
Securities loaned	1,326,917	—	1,326,917	—	1,278,129	—	48,788
Securities sold under agreements to repurchase	6,218	—	6,218	—	7,587	—	(1,369)

As of December 31, 2019
Securities borrowed	$754,441	$—	$754,441	$—	$751,913	$—	$2,528
Securities loaned	1,601,866	—	1,601,866	—	1,585,036	—	16,830
Securities sold under agreements to repurchase	23,244	—	23,244	—	27,384	—	(4,140)
(a)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(b)Includes the amount of cash collateral held/posted.
    The following tables present gross obligations for securities loaned and securities sold under agreements to repurchase by remaining contractual maturity and class of collateral pledged as of September 30, 2020 and December 31, 2019:

	Open and Overnight	Up to 30 days	31 - 90 days	Greater than 90 days	Total
	(dollars in thousands)
As of September 30, 2020
Securities loaned
Common stock	$933,956	$—	$—	$—	$933,956
Corporate bonds	392,961	—	—	—	392,961
Securities sold under agreements to repurchase	—	—	6,218	—	6,218
As of December 31, 2019
Securities loaned
Common stock	$1,343,478	$—	$—	$—	$1,343,478
Corporate bonds	258,388	—	—	—	$258,388
Securities sold under agreements to repurchase	—	—	23,244	—	$23,244
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $7.1 billion and $1.1 billion as of September 30, 2020 and $6.1 billion and $617.5 million as of December 31, 2019, respectively. The carrying value of the Company's exposure to loss for these variable interest entities as of September 30, 2020 was $127.6 million, and as of December 31, 2019 was $241.2 million, all of which is included in other investments, at fair value in the accompanying condensed consolidated statements of financial condition. Additionally, the Company's maximum exposure to loss for the variable interest entities noted above as of September 30, 2020 and December 31, 2019, was $244.5 million and $261.7 million, respectively.  The maximum exposure to loss often differs from the carrying value of exposure to loss of the variable interests. The maximum exposure to loss is dependent on the nature of the variable interests in the VIEs and is limited to the notional amounts of certain commitments and guarantees.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
b.    Consolidated Funds
Securities owned, at fair value
As of September 30, 2020 and December 31, 2019, securities owned, at fair value, held by the Consolidated Funds consisted of the following:

	As of September 30, 2020	As of December 31, 2019
	(dollars in thousands)
Preferred stock	$—	$4,393
Common stock	106,549	200,306
Government bonds	—	161,607
Corporate bonds	—	3,405
Convertible bonds	75,538	—
Warrants and rights	5,904	5,567
	$187,991	$375,278
Receivable on derivative contracts
As of September 30, 2020 and December 31, 2019, receivable on derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of September 30, 2020	As of December 31, 2019
	(dollars in thousands)
Currency forwards	$—	$3,302
Equity swaps	—	927
Options	—	1,604
	$—	$5,833
Payable for derivative contracts
As of September 30, 2020 and December 31, 2019, payable for derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of September 30, 2020	As of December 31, 2019
	(dollars in thousands)
Currency forwards	$—	$88
Equity swaps	—	3,931
Options	—	750
	$—	$4,769
Other investments, at fair value
Investments in Portfolio Funds, at fair value
As of September 30, 2020 and December 31, 2019, investments in Portfolio Funds, at fair value, included the following:

	As of September 30, 2020	As of December 31, 2019
	As of December 31,
	2020	2019
	(dollars in thousands)
Investments of Enterprise LP	$98,016	$99,153
Investments of Merger Fund	—	76,616
Investment of Prodigy HoldCo	251	—
	$98,267	$175,769
Consolidated portfolio fund investments of Enterprise LP
On May 12, 2010, the Company announced its intention to close Enterprise Master. Enterprise LP operated under a "master-feeder" structure up until January 1, 2019, when Enterprise Master distributed its capital to each feeder and was liquidated. As of September 30, 2020 and December 31, 2019, the consolidated investments in Portfolio Funds include

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Enterprise LP's investment in RCG Special Opportunities Fund, Ltd which is a portfolio fund that invests in a limited number of private equity investments directly as well as through affiliated portfolio funds.
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
Consolidated portfolio fund investment of Prodigy HoldCo
The Prodigy Holdco fund, which was consolidated upon its formation during the third quarter of 2020 (See Note 2b), invests, along with other securities, in a fund named CSI PRTA Co-Investment LP. CSI PRTA Co-Investment LP was organized to hold an investment in a manufacturer and technology provider of heavy-duty electric transportation. Prodigy HoldCo will receive distributable proceeds when CSI PRTA Co-Investment LP’s s underlying investment is monetized.
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly held by the Company, indirectly through the Company's consolidated entities or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of September 30, 2020 and December 31, 2019, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There was one indirect concentration that exceeded 5% of the Company's equity as of September 30, 2020 and December 31, 2019, respectively.
Through its investments in a Consolidated Fund and combined with direct Company investments, the Company maintained exposure to a particular investment which accounted for 5% or more of the Company's equity.

	Investment's percentage of the Company's stockholders' equity
	Issuer	Security Type	Country	Industry	Percentage of Stockholders' Equity	Market Value
						(dollars in thousands)
As of September 30, 2020	Linkem	Equity, loans and warrants	Italy	Wireless Broadband	9.01%	$82,074
As of December 31, 2019	Linkem	Equity, loans and warrants	Italy	Wireless Broadband	9.53%	$77,142
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
which Merger Fund has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Merger Master as of December 31, 2019:
Merger Master

As of December 31, 2019
Securities owned by Merger Master, at fair value	(dollars in thousands)
Common stock	$76,531
Warrants and rights	748
Corporate bonds	2,074
$79,353

Securities sold, not yet purchased, by Merger Master, at fair value
Common stock	$29,623
Exchange traded funds	38,527
$68,150
Receivable on derivative contracts, at fair value, owned by Merger Master

As of December 31, 2019
Description	(dollars in thousands)
Options	$2,047
Equity swaps	406
$2,453
Payable for derivative contracts, at fair value, owned by Merger Master

As of December 31, 2019
Description	(dollars in thousands)
Options	$1,158
Equity swaps	268
$1,426

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
7. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of September 30, 2020 and December 31, 2019:

	Assets at Fair Value as of September 30, 2020
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned, at fair value
Government bonds	$20,324	$—	$—	$20,324
Preferred stock	10,187	—	53,418	63,605
Common stock	900,885	508	19,456	920,849
Convertible bonds	—	—	5,081	5,081
Corporate bonds	—	36,181	520	36,701
Trade claims	—	—	9,390	9,390
Term loan	—	—	12,111	12,111
Warrants and rights	15,522	—	4,983	20,505
Receivable on derivative contracts, at fair value
Currency forwards	—	870	—	870
Swaps	—	4,644	—	4,644
Options	52,329	—	351	52,680
Consolidated Funds
Securities owned, at fair value
Common stock	3,598	—	102,951	106,549
Warrants and rights	—	—	5,904	5,904
Convertible bonds	—	—	75,538	75,538
	$1,002,845	$42,203	$289,703	$1,334,751
Percentage of total assets measured at fair value on a recurring basis	75.1%	3.2%	21.7%
Portfolio Funds measured at net asset value (a)				123,787
Carried interest (a)				47,343
Consolidated Funds' Portfolio Funds measured at net asset value (a)				98,267
Equity method investments				33,480
Total investments				$1,637,628

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of September 30, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased, at fair value
Government bonds	$—	$—	$1,500	$1,500
Common stock	404,409	—	—	404,409
Corporate bonds	—	14,524	800	15,324
Preferred stock	10,767	—	—	10,767
Warrants and rights	8,930	—	—	8,930
Payable for derivative contracts, at fair value
Futures	123	—	—	123
Currency forwards	—	717	—	717
Swaps	—	7,514	—	7,514
Options	50,746	—	2,954	53,700
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	30,024	30,024
	$474,975	$22,755	$35,278	$533,008
Percentage of total liabilities measured at fair value	89.1%	4.3%	6.6%
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
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during the second quarter of 2016 and the first quarter of 2019, the Company is required to pay to the sellers a portion of future net income and/or revenues of the acquired businesses, if certain targets are achieved through the periods ended December 31, 2019 and December 31, 2023, respectively. For the acquisition that closed during 2016, the Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. For the acquisition that closed during 2019, the Company estimated the contingent consideration liability using the present value of the Monte Carlo simulated revenue. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of September 30, 2020 can range from $0.9 million to $35.1 million.

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
The following table includes a roll forward of the amounts for the three and nine months ended September 30, 2020 and 2019 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2020
	Balance at June 30, 2020	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2020	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$51,480	$—		$(7,744)	(b)	$5,282	$(3,770)	$8,170	$53,418	$2,926
Common stock	14,816	—		(3)	(e)	4,000	—	643	19,456	562
Convertible bonds	5,081	—		—		—	—	—	5,081	—
Corporate bonds	758	—		(312)	(b)	72	—	2	520	22
Options, asset	337	—		—		—	—	14	351	14
Options, liability	2,177	—		—		—	—	777	2,954	777
Term Loan	11,359	—		—		245	—	507	12,111	506
Warrants and rights	4,625	3	(e)	—		—	—	355	4,983	337
Trade claims	7,587	—		—		2,690	(648)	(239)	9,390	(239)
Corporate bond, liability	800	—		—		—	—	—	800	—
Government bonds, liability	1,500	—		—		—	—	—	1,500	—
Contingent consideration liability	27,001	—		—		—	—	3,023	30,024	3,023
Consolidated Funds
Common stock	102,951	—		—		—	—	—	102,951	—
Warrants and rights	5,858	—		—		—	—	46	5,904	46
Convertible bonds	—	—		—		75,000	—	538	75,538	538

	Three Months Ended September 30, 2019
	Balance at June 30, 2019	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2019	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$7,401	$—		$(1,000)	(f)	$—	$—	$1,434	$7,835	$2,295
Common stock	11,006	—		—		2,579	(480)	208	13,313	210
Convertible bonds	6,318	—		(2,801)	(f)	1,049	(2,072)	47	2,541	4
Corporate bonds	775	20	(e)	—		1,117	—	161	2,073	161
Options, liability	2,779	—		—		—	—	(279)	2,500	(279)
Warrants and rights	595	—		—		—	(72)	61	584	(12)
Trade claims	10,488	—		—		1,871	(5,354)	57	7,062	57
Corporate bond, liability	—	2,525	(e)	—		—	—	(1,325)	1,200	(1,325)
Government bonds, liability	—	4,681	(e)	—		—	—	(2,431)	2,250	(2,431)
Contingent consideration liability	29,536	—		—		—	—	298	29,834	298
Consolidated Funds
Preferred stock	24,322	—		(19,929)	(f)	—	—	—	4,393	—
Common stock	1,017	—		(94)	(f)	—	(957)	34	—	—
Warrants and rights	6,274	—		—		—	(670)	(139)	5,465	(809)

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2020
	Balance at December 31, 2019	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2020	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$7,835	$45,530	(c)	$(7,744)	(b)	$5,647	$(5,870)	$8,020	$53,418	$5,337
Common stock	17,466	—		(29)	(a)(e)	5,798	(3,712)	(67)	19,456	(1,023)
Convertible bonds	2,500	—		—		2,581	—	—	5,081	—
Corporate bond	2,421	—		(312)	(b)	592	(1,938)	(243)	520	(180)
Options, asset	336	—		—		—	—	15	351	15
Options, liability	2,920	—		—		—	—	34	2,954	35
Term loan	—	11,149	(c)	—		245	—	717	12,111	717
Warrants and rights	594	3,636	(a)(c)	—		—	—	753	4,983	753
Trade claims	7,320	1,044	(a)(e)	—		4,663	(2,863)	(774)	9,390	(795)
Corporate bond, liability	1,000	—		—		—	—	(200)	800	(200)
Government bonds, liability	1,950	—		—		—	—	(450)	1,500	(450)
Contingent consideration liability	30,896	—		—		—	(5,653)	4,781	30,024	4,781
Consolidated Funds
Preferred stock	4,393	—		(4,000)	(d)	—	—	(393)	—	—
Common stock	—	4,000	(d)	—		100,000	—	(1,049)	102,951	(1,049)
Warrants and rights	5,567	—		—		—	—	337	5,904	337
Convertible bonds	$—	$—		$—		$75,000	$—	$538	$75,538	$538

	Nine Months Ended September 30, 2019
	Balance at December 31, 2018	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2019	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$5,168	$—		$(1,000)	(f)	$3,243	$(1,000)	$1,424	$7,835	$2,285
Common stock	9,850	—		—		16,737	(12,952)	(322)	13,313	(122)
Convertible bonds	3,000	—		(4,826)	(b)(f)	16,021	(11,764)	110	2,541	41
Corporate bond	—	20	(e)	—		1,892	—	161	2,073	161
Options, liability	2,096	—		—		—	(4)	408	2,500	408
Warrants and rights	1,666	—		—		—	(188)	(894)	584	20
Trade claim	5,543	—		—		6,965	(5,506)	60	7,062	57
Corporate bond, liability	—	2,525	(e)	—		—	—	(1,325)	1,200	(1,325)
Government bonds, liability	—	4,681	(e)	—		—	—	(2,431)	2,250	(2,431)
Contingent consideration liability	3,070	—		—		27,700	(1,234)	298	29,834	298
Consolidated Funds
Preferred stock	24,314	—		(19,929)	(f)	—	—	8	4,393	8
Common stock	94	—		(94)	(f)	407	(958)	551	—	—
Warrants and rights	$5,279	$—		$—		$—	$(1,758)	$1,944	$5,465	$190
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
(e) The transfers between level 1 and level 3 are due to the change in the availability of observable inputs.
(f) The entity in which the Company is invested completed an initial public offering.

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
The following table includes quantitative information as of September 30, 2020 and December 31, 2019 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value September 30, 2020	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$61,220	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	10% - 12% 6.25x - 6.75x	11% 6.5x
Options	352	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	10% - 12% 6.25x - 6.75x	11% 6.5x
Trade claims	3,446	Discounted cash flows	Discount rate	15%	15%
Warrants and rights	10,865	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	4% - 11% 6.25x - 6.75x	7.0% 6.5x
Corporate, convertible bonds and term loan	12,110	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	10% - 12% 6.25x - 6.75x	11% 6.5x
Other level 3 assets (a)	201,710
Total level 3 assets	$289,703
Level 3 Liabilities
Options	2,954	Option pricing models	Volatility	35%	35%
Contingent consideration liability	30,024	Discounted cash flows Monte Carlo simulation	Discount rate Volatility	15% - 22% 22%	15% 22%
Other level 3 liabilities (a)	2,300
Total level 3 liabilities	$35,278

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2019	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$10,876	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	8% - 11.25% 6.5x - 7x	10.4% 6.75x
Trade claims	24	Discounted cash flows	Discount rate	20%	20%
Warrants and rights	6,162	Model based Discounted cash flows	Volatility Discount rate	30% 6% - 7%	—% 6.1%
Options	336	Option pricing models	Discount rate EBITDA Market Multiples	9.75% - 11.25% 6.5x - 7x	10.5% 6.75x
Corporate and convertible bonds	311	Discounted cash flows Recovery	Discount rate Probability of recovery	20% 1% - 3%	20% 2.3%
Other level 3 assets (a)	30,723
Total level 3 assets	$48,432
Level 3 Liabilities

Options	2,920	Option pricing models	Volatility	35% to 40%	35%
Contingent consideration liability	30,896	Discounted cash flows	Discount rate Volatility	15% - 22% 17%	15% 17%
Other level 3 liabilities (a)	2,950
Total level 3 liabilities	$36,766
(a)The quantitative disclosures exclude financial instruments for which the determination of fair value is based on prices from recent transactions.

The Company has established valuation policies, procedures and internal control infrastructure over the fair value measurement of financial instruments. In the event that observable inputs are not available, the control processes are designed to ensure that the valuation approach utilized is applicable, reasonable and consistently applied. Where a pricing model is used to determine fair value, these control processes include reviews of the methodology and inputs for both reasonableness and applicability. Consistent with best practices, recently executed comparable transactions and other observable market data are used for the purposes of validating both the model and the assumptions used to calculate fair value. Independent of trading and valuation functions, the Company’s Valuation Committee in conjunction with its Price Verification team, plays an important role in determining that financial instruments are appropriately valued and that fair value measurements are both reasonable and reliable. This is particularly important where prices or valuations that require inputs are less observable. The Valuation Committee is comprised of senior management, including non-investment professionals, who are responsible for overseeing and monitoring the pricing of the Company's investments.
The US GAAP fair value leveling hierarchy is designated and monitored on an ongoing basis. In determining the designation, the Company takes into consideration a number of factors including the observability of inputs, liquidity of the investment and the significance of a particular input to the fair value measurement. Designations, models, pricing vendors, third party valuation providers and inputs used to derive fair market value are subject to review by the valuation committee and the internal audit group. The Company reviews its valuation policy guidelines on an ongoing basis and may adjust them in light of improved valuation metrics and models, the availability of reliable inputs and information, and prevailing market conditions. The Company regularly reviews a profit and loss report, as well as other periodic reports, and analyzes material changes from period to period in the valuation of its investments as part of its control procedures. The Company also performs back testing on a regular basis by comparing prices observed in executed transactions to previous valuations.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
generally highly idiosyncratic. Significant increases (decreases) in any of those inputs in isolation can result in a significantly lower (higher) fair value measurement.
Other financial assets and liabilities
The following table presents the carrying values and fair values, at September 30, 2020 and December 31, 2019, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value (see Note 2e).

	September 30, 2020				December 31, 2019				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$539,733	(f)	$539,733	(f)	$301,123		$301,123		Level 1 & 2
Cash collateral pledged	110,666		110,666		6,563		6,563		Level 2
Segregated cash	139,152		139,152		107,328		107,328		Level 1
Securities borrowed	1,272,428		1,272,428		754,441		754,441		Level 2
Loans receivable	9,045		9,045	(d)	42,830		42,830	(d)	Level 3
Consolidated Funds
Cash and cash equivalents	946		946		30,874		30,874		Level 1
Financial Liabilities
Securities sold under agreements to repurchase	6,218		7,587		23,244		27,384		Level 2
Securities loaned	1,326,917		1,326,917		1,601,866		1,601,866		Level 2
Convertible debt	122,485	(a)	147,166	(b)	118,688	(a)	148,786	(b)	Level 2
Notes payable and other debt	383,722	(e)	406,309	(c)	345,451	(e)	372,591	(c)	Level 2
(a)The carrying amount of the convertible debt includes an unamortized discount of $11.4 million and $14.9 million as of September 30, 2020 and December 31, 2019, respectively.
(b)The convertible debt includes the conversion option and is based on the last broker quote available.
(c)Notes payable and other debt are based on the last broker quote available.
(d)The fair market value of level 3 loans is calculated using discounted cash flows where applicable.
(e)The carrying amount of the notes payable and other debt includes an unamortized premium of $0.4 million and $0.5 million as of September 30, 2020 and December 31, 2019, respectively.
(f)As of September 30, 2020, cash and cash equivalents include Level 1 cash in the amount of $479.7 million and Level 2 certificates of deposit of $60.0 million.
8. Deposits with Clearing Organizations, Brokers and Banks
Under the terms of agreements between the Company and some of its clearing organizations, brokers and banks, balances owed are collateralized by certain of the Company's cash and securities balances. As of September 30, 2020 and December 31, 2019, the Company had a total of $90.1 million and $91.8 million, respectively, in deposit accounts with clearing organizations, brokers and banks that could be used as collateral to offset losses incurred by the clearing organizations, brokers and banks, on behalf of the Company's activities, if such losses were to occur.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
As of September 30, 2020 and December 31, 2019, amounts receivable from brokers, dealers and clearing organizations include:

	As of September 30, 2020	As of December 31, 2019
	(dollars in thousands)
Broker-dealers	$1,263,635	$623,523
Securities failed to deliver	71,280	45,673
Clearing organizations	49,978	3,180
Securities borrowed interest receivable	5,928	9,319
	$1,390,821	$681,695
As of September 30, 2020 and December 31, 2019, amounts payable to brokers, dealers and clearing organizations include:

	As of September 30, 2020	As of December 31, 2019
	(dollars in thousands)
Broker-dealers	$228,628	$185,838
Securities failed to receive	39,496	57,580
Clearing organizations	39,077	18,063
Securities loaned interest payable	5,649	9,537
	$312,850	$271,018

10. Receivable From and Payable To Customers
As of September 30, 2020 and December 31, 2019, receivable from customers of $83.2 million and $105.6 million, respectively, consist of amounts owed by customers relating to securities transactions not completed on settlement date and receivables arising from prepaid research.
As of September 30, 2020 and December 31, 2019, payable to customers of $1.2 billion and $430.2 million, respectively, include amounts due on cash and margin transactions to the Company's clients, some of which have their assets held by a Company omnibus account, which are included within receivables from brokers, dealers and clearing organizations in the accompanying condensed consolidated statements of financial condition. In the omnibus structure, positions that are owned by Cowen International Ltd are fully cross collateralized by client funds, meaning that the Company, for all intents and purposes, has no market risk. Additionally, Cowen International Ltd has no obligation to settle any trade that it deems inappropriate from a risk perspective, adding an important market and counterparty risk mitigating factor.
11. Commission Management Payable
The Company receives a gross commission from various brokers, which is then used to fund commission sharing and recapture arrangements, less the portion retained as income to the Company. Accrued commission sharing and commission recapture payable of $117.8 million and $71.6 million, as of September 30, 2020 and December 31, 2019, respectively, are classified as commission management payable in the accompanying condensed consolidated statements of financial condition.
12. Non-Controlling Interests in Consolidated Subsidiaries and Investment Funds
Redeemable and nonredeemable non-controlling interests in consolidated subsidiaries and investment funds and the related net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds are comprised as follows:

	As of September 30, 2020	As of December 31, 2019
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and investment funds
Consolidated Funds	$—	$391,275
Nonredeemable non-controlling interests in consolidated subsidiaries and investment funds
Operating companies	72,569	11,513
Consolidated Funds	197,452	82,807
	$270,021	$485,595

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds
Operating companies	$6,283	$(2,126)	$9,514	$(1,586)
Consolidated Funds	2,949	4,896	(29,357)	8,774
	$9,232	$2,770	$(19,843)	$7,188

13. Revenue from Contracts with Customers
For the three and nine months ended September 30, 2020 and 2019, the following tables presents revenues from contracts with customers disaggregated by fee type and segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Revenue from contracts with customers	Operating Company
Investment banking
Underwriting fees	$121,390	$38,936	$318,355	$162,140
Strategic/financial advisory fees	39,431	17,889	101,061	49,565
Placement and sales agent fees	28,427	15,842	71,999	48,855
Expense reimbursements from clients	5,093	4,625	11,936	11,543
Total investment banking revenue	194,341	77,292	503,351	272,103
Brokerage
Commissions	112,953	82,715	367,564	263,831
Trade conversion revenue	3,404	3,700	12,370	12,364
Equity research fees	4,605	4,235	13,632	13,180
Total brokerage revenue from customers	120,962	90,650	393,566	289,375
Management fees	11,721	7,052	34,492	20,492
Incentive income	127	701	127	710
Total revenue from contracts with customers - Op Co	$327,151	$175,695	$931,536	$582,680

	Asset Company
Management fees	233	248	719	988
Incentive income	—	—	—	14
Total revenue from contracts with customers - Asset Co	233	248	719	1,002
Total revenue from contracts with customers	$327,384	$175,943	$932,255	$583,682
14. Reinsurance
The Company's wholly-owned Luxembourg subsidiary, Hollenfels Re SA ("Hollenfels") provides reinsurance to third party insurance and reinsurance companies. Hollenfels's share of claims incurred and paid during the periods below, as well as the change in claims outstanding or incurred but not reported ("Claims IBNR") during these periods were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Incurred and paid claims	$2,570	$126	$10,498	$7,046
Change in Claims IBNR	2,722	833	$26,638	$11,724
Hollenfels utilizes several methods to determine its Claims IBNR. It generally employs an estimation methodology whereby historical average claims ratios over a period of up to 10 years are utilized, based on availability of data. In cases where current claims development contradicts historical results, Hollenfels employs a method to average claims ratios derived through different actuarial calculation methods. Also, if an event occurs that may give rise to significant future claims in excess of the amount

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
calculated using the above-mentioned methodologies, the impact of such an event is calculated using existing claims data and actuarial estimation methods to adjust Hollenfels's Claims IBNR. During the three and nine months ended September 30, 2020, Hollenfels calculated its claim liability or claim adjustment expenses using the above-mentioned methods consistent with prior years.
While Hollenfels typically settles its premiums and claim payments on a quarterly basis, the frequency of claims in the underlying policies is impractical for Hollenfels to obtain. Certain contracts Hollenfels has written are on a quota-share basis while the rest of the policies provide aggregate loss protection, rendering the collection of information for all underlying contracts impracticable. Hollenfels did not discount any of its reserves and did not cede any portion of its exposures during the three and nine months ended September 30, 2020 and 2019.
From time to time, Hollenfels may enter into reinsurance agreements that require it to post collateral of cash or US government bonds to cover certain exposures as defined in the respective reinsurance agreements. As of September 30, 2020, Hollenfels pledged $120.5 million of collateral towards such reinsurance obligations, of which $106.1 million was cash and $14.4 million was US government bonds. As of December 31, 2019, total collateral pledged was $15.0 million, of which $2.0 million was cash and $13.0 million was US government bonds. Hollenfels expects $101.2 million and none of the cash collateral pledged as of September 30, 2020 and December 31, 2019, respectively, to be released on September 30, 2023. The remaining cash collateral of $4.9 million and all of the US government bonds pledged as of September 30, 2020 as well as all cash and US government bonds pledged as of December 31, 2019 are expected to be released periodically between March 31, 2021 and March 31, 2024 in accordance with the terms of the underlying reinsurance agreements.
15. Share-Based Payments, Deferred Compensation and Employee Ownership Plans
The Company has issued share-based compensation under the 2010 and 2020 Equity and Incentive Plan (the "Equity Plans"). The Equity Plans permits the grant of options, restricted shares, restricted stock units, and other equity-based awards to the Company's employees and directors. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued, both of which are eligible to accrue dividend equivalents, may be immediately vested or may generally vest over a two-to five-year period. Awards are subject to the risk of forfeiture. As of September 30, 2020, there were 2.5 million shares available for future issuance under the Equity Plans.
Under the Equity Plan, the Company awarded $0.1 million and $50.3 million of deferred cash awards to its employees during the three and nine months ended September 30, 2020. These awards vest over a four-year period and accrue interest at 0.70% per year. As of September 30, 2020, the Company had unrecognized compensation expense related to the Equity Plan's deferred cash awards of $79.4 million.
The Company measures compensation cost for share-based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share-based awards on a straight-line basis over the vesting period of the option or award, net of estimated forfeitures. In relation to awards under the Equity Plan, the Company recognized compensation expense of $11.6 million and $10.0 million for the three months ended September 30, 2020 and 2019 and $35.2 million and $27.2 million for the nine months ended September 30, 2020 and 2019, respectively. The income tax effect recognized for the Equity Plans was a benefit of $3.1 million and $2.6 million for the three months ended September 30, 2020 and 2019 and $8.4 million and $6.8 million for the nine months ended September 30, 2020 and 2019, respectively.
Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value
Beginning balance outstanding	5,364,486	$16.67	5,962,295	$15.73
Granted	2,638,544	17.14	2,322,996	16.62
Vested	(1,320,318)	15.20	(1,545,850)	16.26
Canceled	(87,348)	14.80	(584,333)	11.49
Forfeited	(111,212)	15.55	(156,528)	13.97
Ending balance outstanding	6,484,152	$17.20	5,998,580	$16.40

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Included in the restricted share and restricted stock unit activity are performance-linked restricted stock units of 1,366,666 which were awarded in March 2016, April 2019 and July 2020. Of the awards granted, 145,986 have vested and 320,681 have been canceled, as they did not meet the performance criteria, through September 30, 2020. The remaining awards, included in the outstanding balance as of September 30, 2020, vest between December 2020 and December 2022 and will be earned only to the extent that the Company attains specified market conditions relating to its volume-weighted average share price and total shareholder return in relation to certain benchmark indices and performance goals relating to aggregate net income and average return on shareholder equity. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 200% of the targeted award. Each RSU is equal to the one share of the Company's Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.
The fair value of restricted stock (excluding certain performance-linked units which are valued using the Monte Carlo valuation model) is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of September 30, 2020, there was $81.8 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.24 years.
Restricted Shares and Restricted Stock Units Granted to Non-Employee Board Members
There were 90,645 restricted stock units awarded and 48,021 delivered to non-employee board members during the three and nine months ended September 30, 2020. As of September 30, 2020 there were 259,536 restricted stock units outstanding for non-employee board members. There were no restricted stock units awarded during the three and nine months ended September 30, 2019, and 120,430 were delivered. As of December 31, 2019 there were 216,912 restricted stock units outstanding.
Share Based Payments
In certain circumstances, the Company grants carried interest in consolidated managing member/general partner subsidiaries to third parties through the grant of equity awards in exchange for professional, advisory and other services. The equity awards are recorded within additional paid in capital in the accompanying condensed consolidated statements of financial condition and professional, advisory and other fees expense in the accompanying condensed consolidated statements of operations based on the fair value of the award granted and expensed over the terms of the award. In addition, the equity awards provide the third parties profit points aligned to the allocated carried interest distributions. Upon vesting of the awards, the third parties allocation of carried interest is determined by applying an equity ownership model. Accordingly, the Company accrues carried interest allocations based on the fair value of the underlying investments assuming hypothetical liquidation at book value upon vesting as non-redeemable non-controlling interest.
16. Income Taxes
The taxable results of the Company’s U.S. operations are included in the consolidated income tax returns of Cowen, Inc. as well as stand-alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings are submitted on a stand‑alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries that file tax returns are United Kingdom, Luxembourg, Gibraltar, Germany, Switzerland, South Africa, Canada and Hong Kong.
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. To the extent that information is not available for the Company to fully determine the full year estimated impact of an item of income or tax adjustment, the Company calculates the tax impact of such item discretely. Accordingly, the Company uses the discrete methodology to calculate the income tax provision for its foreign subsidiaries and the tax impact of income attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds. Based on these methodologies, the Company’s effective income tax rate was 33.51% and 26.55% for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, the items whose tax impact were recorded discretely related primarily to foreign taxes, as well as stock compensation.
For the nine months ended September 30, 2020, the effective tax rate differs from the statutory rate of 21% primarily due to losses attributable to non-controlling interests in consolidated subsidiaries and investment funds, foreign taxes, stock compensation, as well as other nondeductible expenses. For the nine months ended September 30, 2019, the effective tax rate differs from the statutory rate of 21% primarily due to income attributable to non-controlling interests in consolidated subsidiaries and funds, foreign taxes, goodwill impairment, as well as other nondeductible expenses.
As a result of the enactment of Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed on March 27, 2020, the Company is required to assess the tax impact of the Act in the quarter the law was enacted. Based on the management analysis, there was no material impact on the Company's financial statements as of September 30, 2020.
The Company maintained an uncertain tax position liability of $0.3 million as of September 30, 2020 and December 31, 2019 related to New York State tax matters.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of September 30, 2020, the Company recorded a valuation allowance against deferred tax assets related to its foreign tax credits and foreign net operating losses.
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
For the three and nine months ended September 30, 2020 and 2019, quantitative information regarding the Company's operating lease obligations reflected in the accompanying condensed consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Lease cost
Operating lease cost	$5,687	$5,748	$17,044	$17,690
Short-term lease cost	52	23	155	113
Variable lease cost	829	1,156	2,431	2,668
Sublease income	(190)	(232)	(623)	(739)
Total lease costs	$6,378	$6,695	$19,007	$19,732

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes the supplemental cash flow information and certain other information related to operating leases for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(dollars in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,228	$19,103

Weighted average remaining lease term - operating leases (in years)	4.78	5.52
Weighted average discount rate - operating leases	3.69%	4.14%
As of September 30, 2020, maturities of the outstanding operating lease liabilities for the Company were as follows:

	Equipment Leases (operating)	Real Estate and Other Facility Rental (a) (b)
	(dollars in thousands)
2020	$90	$4,302
2021	223	24,723
2022	91	21,484
2023	3	18,095
2024	—	14,784
Thereafter	—	10,166
Total operating leases	407	93,554
Less discount	25	9,816
Less short-term leases	—	76
Total lease liability	$382	$83,662
(a)The Company has entered into various agreements to sublease certain of its premises.
(b)During the nine months ended September 30, 2020, the Company recognized $0.3 operating right-of-use assets and leases liabilities increases for facility leases.
See Note 18 for further information on the finance lease minimum payments.
Other Commitments
As of September 30, 2020, future minimum annual service payments for the Company were as follows:

Service Payments
(dollars in thousands)
2020	$8,262
2021	23,563
2022	14,295
2023	7,188
2024	4,351
Thereafter	13,201
Total service payment commitments	$70,860

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Unfunded Commitments
The following table summarizes unfunded commitments as of September 30, 2020:

Entity	Unfunded Commitments	Commitment Term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	$7,816	4.3 years
Eclipse Ventures Fund I, L.P.	$59	4.3 years
Lagunita Biosciences, LLC	$250	3.1 years
Eclipse Fund II, L.P.	$110	5.3 years
Eclipse Continuity Fund I, L.P.	$58	6.3 years
Cowen Healthcare Investments II LP	$1,201	1.3 years
Cowen Healthcare Investments III LP	$6,164	6.3 years
Cowen Sustainable Investments I LP	$3,926	9.3 years
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
18. Convertible Debt and Notes Payable
As of September 30, 2020 and December 31, 2019, the Company's outstanding debt was as follows:

	As of September 30, 2020	As of December 31, 2019
	(dollars in thousands)
Convertible debt	$122,485	$118,688
Notes payable	307,437	306,818
Term loans	—	32,180
Other notes payable	73,253	2,516
Finance lease obligations	3,032	3,937
	$506,207	$464,139
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
As of September 30, 2020, the outstanding principal amount of the December 2022 Convertible Notes was $135.0 million. On June 26, 2018, the Company received shareholder approval for the Company to settle the December 2022 Convertible Notes entirely in Class A common stock. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity. Pursuant to the indenture governing the December 2022 Convertible Notes, conversions of the December 2022 Convertible Notes will be settled by the delivery and/or payment, as the case may be, of Cowen’s Class A Common Stock, cash, or a combination thereof, at the Company's election. The Company has the intent and ability to settle the convertible notes in cash and, as a result, the convertible notes do not have an impact on the Company's diluted earnings per share calculation (See Note 21).
The Company recorded interest expense of $1.0 million and $1.0 million for the three months ended September 30, 2020 and 2019, and $3.0 million and $3.0 million for the nine months ended September 30, 2020 and 2019, respectively. The Company recognized the embedded cash conversion option at issuance date fair value, which also represents the initial unamortized discount on the December 2022 Convertible Notes of $23.4 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $1.2 million and $1.1 million for the three months ended September 30, 2020 and 2019, and $3.5 million and $3.2 million for the nine months ended September 30, 2020 and 2019, respectively, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2022 Convertible Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, which is shown net in notes payable in the accompanying condensed consolidated statement of financial condition. To date the May 2024 Notes have maintained their initial private rating, and the interest rate has remained unchanged. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $1.4 million and $0.9 million for three months ended September 30, 2020 and 2019, and $4.2 million and $1.5 million for the nine months ended September 30, 2020 and 2019, respectively. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in December 2019, which is a direct deduction from the carrying value of the debt and will

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
be amortized over the life of the May 2024 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the "June 2033 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $1.9 million and $1.9 million for the three months ended September 30, 2020 and 2019, and $5.8 million and $5.8 million for the nine months ended September 30, 2020 and 2019, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the "December 2027 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million and $2.5 million for the three months ended September 30, 2020 and 2019,and $7.6 million and $7.6 million for the nine months ended September 30, 2020 and 2019, respectively. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
Term Loans
On June 30, 2017, a subsidiary of the Company borrowed $28.2 million to fund general corporate purposes. In July 2019, the subsidiary of the Company borrowed separately, from the same lender, $4.0 million to fund general corporate purposes. Each loan was secured by the value of the Company's limited partnership interests in two affiliated investment funds. The Company had provided a guarantee for these loans. Both loans had an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire combined principal amount due (as amended) on June 26, 2020 when they were both fully repaid. The Company recorded interest expense of $0.5 million for the three months ended September 30, 2019, and $0.8 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively.
Other Notes Payable
During January 2020, the Company borrowed $2.9 million to fund insurance premium payments. This note had an effective interest rate of 2.01% and was due in December 2020, with monthly payment requirements of $0.3 million. As of September 30, 2020, the outstanding balance on this note was $0.8 million. Interest expense for the three and nine months ended September 30, 2020 and 2019 was insignificant.
During November 2019, the Company borrowed $2.6 million to fund general corporate capital expenditures. This note had an effective interest rate of 6% and is due in November 2024, with monthly payment requirements of $0.1 million. As of September 30, 2020, the outstanding balance on this note was $2.2 million. Interest expense for the nine months ended September 30, 2020 was $0.1 million.
On September 30, 2020, the Company borrowed $72 million from Purple Protected Asset S-91 ("PPA S-91"), a Luxembourg entity unrelated to Cowen. The loan is payable on September 30, 2023, has an interest rate of 1.4 times the Secured Overnight Financing Rate ("SOFR") plus 6.07% until December 31, 2020 and 1.4 times the SOFR plus 5.8% thereafter with quarterly interest payments. The loan obligation, as well as a loan issued by The Military Mutual Ltd (a United Kingdom company unrelated to Cowen) with principal of $28.4 million that was sold by Hollenfels to PPA S-91 at fair value for no gain or loss on September 30, 2020, are fully cash collateralized through a reinsurance policy provided by Hollenfels which is reflected in cash collateral pledged in the consolidated statements of financial condition as of September 30, 2020 (see Notes 4 and 14). The Company capitalized debt issuance costs of approximately $1.7 million which is a direct deduction from the carrying value of the loan and will be amortized over the life of the loan in interest and dividends expense in the accompanying condensed consolidated statements of operations. There was no interest expense as of September 30, 2020.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Spike Line
Pursuant to an amendment in May 2020, Cowen and Company replaced Cowen Execution as the borrower and accepted, reaffirmed and assumed all of Cowen Execution’s rights, duties, obligations and liabilities under the spike line facility and the related loan documents. In August 2020, Cowen and Company renewed a one-year committed spike line facility to cover short term increases in National Securities Clearing Corporation margin deposit requirements. The spike line facility has a capacity of $70 million. This facility has (i) an effective interest rate equal to the Federal Funds rate plus 2.50% on any money drawn from the liquidity facility and (ii) a commitment or unused line fee that is 50 basis points on the undrawn amount. All amounts outstanding under this facility were fully repaid during the second quarter of 2020. Interest expense for the three and nine months ended September 30, 2020 was $0.0 million and $0.2 million, respectively.
Revolving Credit Facility
In December 2019, the Company entered into a two-year committed corporate credit facility with a capacity of $25 million. This credit facility has (i) an effective interest rate equal to LIBOR plus 3.25% on any money drawn from the credit facility and (ii) a commitment or unused line fee that is 50 basis points on the undrawn amount. All amounts outstanding under this corporate credit facility were fully repaid during the second quarter of 2020. Interest expense for the nine months ended September 30, 2020 was $0.3 million.
Finance Lease Obligations
The Company has entered into various finance leases for computer equipment. These finance lease obligations are included in notes payable and other debt in the accompanying condensed consolidated statements of financial condition.
For the three and nine months ended September 30, 2020 and 2019, quantitative information regarding the Company's finance lease obligations reflected in the accompanying condensed consolidated statements of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	$308	$299	$924	$966
Interest on lease liabilities	$42	$54	$134	$172
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases			$134	$172
Financing cash flows from finance leases			$901	$951

Weighted average remaining lease term - operating leases (in years)			2.48	3.40
Weighted average discount rate - operating leases			4.89%	4.93%

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Annual scheduled maturities of debt and minimum payments (of principal and interest) for all debt outstanding as of September 30, 2020, are as follows:

	Convertible Debt	Notes Payable	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2020	$2,025	$7,300	$933	$251
2021	4,050	23,548	593	1,396
2022	139,050	23,548	593	1,165
2023	—	23,548	72,593	411
2024	—	98,721	543	11
Thereafter	—	334,304	—	—
Subtotal	145,125	510,969	75,255	3,234
Less (a)	(22,640)	(203,532)	(2,002)	(202)
Total	$122,485	$307,437	$73,253	$3,032
(a)Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the Company's convertible debt.
Letters of Credit
As of September 30, 2020, the Company has six irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged cash collateral for reinsurance agreements (See Note 4).
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2020 and December 31, 2019 there were no amounts due related to these letters of credit.
19. Stockholder's Equity
Preferred Stock
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and accrued a cash dividend of $1.7 million and $1.7 million for the three months ended September 30, 2020 and 2019 and $5.1 million and $5.1 million for the nine months ended September 30, 2020 and 2019, respectively.
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
Cash Dividends to Common Stockholders
During the first quarter of 2020, the Company began the declaration of a quarterly cash dividend payable on its common stock. During March, June and July 2020, the Board of Directors declared a cash dividend of $0.04 per common share. Dividends are payable on all outstanding shares and on granted but unvested shares under the Equity Plans on the date of record (See Note 15). During the three and nine months ended September 30, 2020, the Company paid $1.1 million and $3.4 million, respectively, of cash dividends to its common stockholders.
Treasury Stock
Treasury stock of $334.1 million as of September 30, 2020, compared to $284.3 million as of December 31, 2019, resulted from $6.3 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Equity Plans or other similar transactions, $0.10 million received from an escrow account established to satisfy the Company's indemnification claims arising under the terms of the purchase agreement entered into in connection with the Company's acquisition of Convergex Group, LLC and $43.4 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the nine months ended September 30, 2020:

	Treasury Stock Shares	Cost (dollars in thousands)	Average Cost per Share
Balance outstanding at December 31, 2019	18,605,581	$284,301	$15.28
Shares purchased for minimum tax withholding under the 2010 Equity Plan or other similar transactions	505,702	6,296	12.45
Shares of stock received in respect of indemnification claims	7,026	96	13.66
Purchase of treasury stock	2,974,711	43,442	14.60
Balance outstanding at September 30, 2020	22,093,020	$334,135	$15.12

20. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income includes the after tax change in unrealized gains and losses on foreign currency translation adjustments. During the periods presented, the Company did not have material reclassifications out of other comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Beginning balance	$(5)	$(3)	$(5)	$(5)
Foreign currency translation	(2)	(2)	(2)	—
Ending balance	$(7)	$(5)	$(7)	$(5)

21. Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of common shares outstanding for the period. As of September 30, 2020, there were 26,569,335 shares of Class A common stock outstanding. As of September 30, 2020, the Company has included 259,536 fully vested, unissued restricted stock units in its calculation of basic earnings per share. As of December 31, 2019, there were 28,610,357 shares of Class A common stock outstanding. As of December 31, 2019, the Company has included 216,912 fully vested, unissued restricted stock units in its calculation of basic earnings per share.

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
The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars and share data in thousands, except per share data)
Net income (loss)	$29,516	$6,583	$104,353	26,596
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	9,232	2,770	(19,843)	7,188
Net income (loss) attributable to Cowen Inc.	20,284	3,813	124,196	19,408
Preferred stock dividends	1,698	1,698	5,094	5,094
Net income (loss) attributable to Cowen Inc. common stockholders	$18,586	$2,115	$119,102	$14,314

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	27,663	29,529	28,078	29,687
Contingently issuable common stock in connection with an acquisition (see Note 3)	22	—	22	—
Restricted stock	2,285	1,735	1,546	1,694
Weighted average shares used in diluted computation	29,970	31,264	29,646	31,381
Earnings (loss) per share:
Basic	$0.67	$0.07	$4.24	$0.48
Diluted	$0.62	$0.07	$4.02	$0.46

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
As further stated below, one major difference between Economic Income (Loss) and US GAAP net income (loss) is that Economic Income (Loss) presents the segments' results of operations without the impact resulting from the full consolidation of any of the Consolidated Funds. Included in Economic Income (Loss) is the actual pro rata share of the income or loss attributable to the Company as an investor in such entities, excluding non-controlling interests, which is relevant in management making operating decisions and evaluating financial performance. The Company does not disclose total asset information for its business segments as the information is not reviewed by the CODM.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following tables set forth operating results for the Company's consolidated US GAAP net income (loss) and related reclassifications and adjustments necessary to reconcile to the Company's Economic Income (Loss) measure which represents the Company's Op Co and Asset Co segments' results:

	Three Months Ended September 30, 2020
US GAAP		Reclassifications and Adjustments						Economic Income
	Net income (loss)	Management Reclassifications		Fund Consolidation Reclassifications (k)		Income Statement Adjustments			Operating Company	Asset Company
	(dollars in thousands)
Revenues								Economic Proceeds
Investment banking	$194,341	$(9,190)	a, b	$—		$—		Investment banking	$185,151	$—
Brokerage	138,483	28,601	c, h	—		—		Brokerage	167,084	—
Management fees	11,954	2,519	d, e	163		—		Management fees	14,374	262
Incentive income (loss)	127	(1,462)	e	33		—		Incentive income (loss)	(2,621)	1,319
	—	(90,488)	f	—		—		Investment income (loss)	(90,364)	(124)
Interest and dividends	37,552	(37,552)	c	—		—			—	—
Reimbursement from affiliates	269	(269)	b	—		—			—	—
Reinsurance premiums	2,505	(2,505)	g	—		—			—	—
Other revenue	1,369	(2,160)	g	(3)		—		Other revenues	(796)	2
Consolidated Funds revenues	1,135	—		(1,135)		—			—	—
Total revenues	387,735	(112,506)		(942)		—		Total Economic proceeds	272,828	1,459
Interest and dividend expense	37,754	(29,467)	c	—		(1,152)	l	Interest expense	6,026	1,109
Total net revenues	349,981	(83,039)		(942)		1,152		Total Economic net proceeds	266,802	350
Expenses								Economic Costs
Compensation & benefits	153,427	359	i	—		—		Compensation & Benefits	152,829	957
	—	37,708	e, j	—		(3,324)	m	Fixed non-compensation expense	34,257	127
	—	37,742	j	—		—		Variable non-compensation expense	37,736	6
Other non-compensation expenses	89,636	(89,636)	a, b, d, g, i	—		—			—	—
Depreciation & amortization	5,682	—		—		(7)	n	Depreciation & Amortization	5,670	5
	—	2,105	j	—		—		Economic Non-Controlling Interest	2,105	—
Consolidated Funds expenses	494	—		(494)		—			—	—
Total expenses	249,239	(11,722)		(494)		(3,331)		Total Economic costs	232,597	1,095
Other income (loss)	(62,396)	64,896	e, f, h	(2,500)		—			—	—
	—	—		—		1,698		Preferred stock dividends	1,415	283
Income (loss) before income taxes	$38,346	$(6,421)	*	$(2,948)	*	$2,785		Economic income (loss)	$32,790	$(1,028)

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2019
US GAAP		Reclassifications and Adjustments						Economic Income
	Net income (loss)	Management Reclassifications		Fund Consolidation Reclassifications (k)		Income Statement Adjustments			Operating Company	Asset Company
	(dollars in thousands)
Revenues								Economic Proceeds
Investment banking	$77,292	$(7,859)	a, b	$—		$—		Investment banking	$69,433	$—
Brokerage	93,995	16,183	c, h	—		—		Brokerage	110,178	—
Management fees	7,300	3,033	d, e	574		—		Management fees	10,321	586
Incentive income (loss)	701	13,675	e	13		—		Incentive income (loss)	15,251	(862)
	—	11,735	f	—		—		Investment income (loss)	10,913	822
Interest and dividends	60,707	(60,707)	c	—		—			—	—
Reimbursement from affiliates	238	(265)	b	27		—			—	—
Reinsurance premiums	8,146	(8,146)	g	—		—			—	—
Other revenue	1,237	(1,389)	g	26		—		Other revenues	(132)	6
Consolidated Funds revenues	2,431	—		(2,431)		—			—	—
Total revenues	252,047	(33,740)		(1,791)		—		Total Economic proceeds	215,964	552
Interest and dividend expense	56,477	(48,238)	c	—		(1,092)	l	Interest expense	5,758	1,389
Total net revenues	195,570	14,498		(1,791)		1,092		Total Economic net proceeds	210,206	(837)
Expenses								Economic Costs
Compensation & benefits	120,320	2,299	i	—		—		Compensation & Benefits	121,890	729
	—	37,559	e, j	—		(476)	m	Fixed non-compensation expense	36,458	625
	—	37,256	j	—		—		Variable non-compensation expense	37,216	40
Other non-compensation expense	92,046	(92,046)	a, b, d, g, i	—		—			—	—
Depreciation & amortization	5,082	—		—		—		Depreciation & Amortization	5,073	9
	—	661	j	—		—		Economic Non-Controlling Interest	661	—
Consolidated Funds expenses	2,516	—		(2,516)		—			—	—
Total expenses	219,964	(14,271)		(2,516)		(476)		Total Economic costs	201,298	1,403
Other income (loss)	32,342	(26,721)	e, f, h	(5,621)		—			—	—
	—	—		—		1,698		Preferred stock dividends	1,341	357
Income (loss) before income taxes	$7,948	$2,048	*	$(4,896)	*	$(130)		Economic income (loss)	$7,567	$(2,597)

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2020
US GAAP		Reclassifications and Adjustments						Economic Income
	Net income (loss)	Management Reclassifications		Fund Consolidation Reclassifications (k)		Income Statement Adjustments			Operating Company	Asset Company
	(dollars in thousands)
Revenues								Economic Proceeds
Investment banking	$503,351	$(28,573)	a, b	$—		$—		Investment banking	$474,778	$—
Brokerage	425,069	41,754	c, h	—		—		Brokerage	466,823	—
Management fees	35,211	5,672	d, e	1,475		—		Management fees	41,724	634
Incentive income (loss)	127	40,827	e	33		—		Incentive income (loss)	40,829	158
	—	18,895	f	—		—		Investment income (loss)	32,566	(13,671)
Interest and dividends	127,547	(127,547)	c	—		—			—	—
Reimbursement from affiliates	777	(827)	b	50		—			—	—
Reinsurance premiums	18,943	(18,943)	g	—		—			—	—
Other revenue	4,709	(4,982)	g	(21)		—		Other revenues	(298)	4
Consolidated Funds revenues	4,650	—		(4,650)		—			—	—
Total revenues	1,120,384	(73,724)		(3,113)		—		Total Economic proceeds	1,056,422	(12,875)
Interest and dividend expense	125,850	(99,971)	c	—		(3,394)	l	Interest expense	18,471	4,014
Total net revenues	994,534	26,247		(3,113)		3,394		Total Economic net proceeds	1,037,951	(16,889)
Expenses								Economic Costs
Compensation & benefits	583,137	1,436	i	—		—		Compensation & Benefits	582,480	2,093
	—	111,880	e, j	—		(5,152)	m	Fixed non-compensation expense	106,350	378
	—	121,864	j	—		—		Variable non-compensation expense	121,846	18
Other non-compensation expense	286,666	(286,666)	a, b, d, g, i	—		—			—	—
Depreciation & amortization	17,324	—		—		(551)	n	Depreciation & Amortization	16,756	17
	—	5,584	j	—		—		Economic Non-Controlling Interest	5,584	—
Consolidated Funds expenses	4,793	—		(4,793)		—			—	—
Total expenses	891,920	(45,902)		(4,793)		(5,703)		Total Economic costs	833,016	2,506
Other income (loss)	54,328	(82,006)	e, f, h	27,678		—			—	—
	—	—		—		5,094		Preferred stock dividends	4,160	934
Income (loss) before income taxes	$156,942	$(9,857)	*	$29,358	*	$4,003		Economic income (loss)	$200,775	$(20,329)

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2019
US GAAP		Reclassifications and Adjustments						Economic Income
	Net income (loss)	Management Reclassifications		Fund Consolidation Reclassifications (k)		Income Statement Adjustments			Operating Company	Asset Company
	(dollars in thousands)
Revenues								Economic Proceeds
Investment banking	$272,103	$(17,729)	a, b	$—		$—		Investment banking	$254,374	$—
Brokerage	302,840	43,255	c, h	—		—		Brokerage	346,095	—
Management fees	21,480	8,684	d, e	1,640		—		Management fees	30,016	1,788
Incentive income (loss)	724	33,479	e	557		—		Incentive income (loss)	33,998	762
	—	19,116	f	—		—		Investment income (loss)	13,827	5,289
Interest and dividends	129,846	(129,846)	c	—		—			—	—
Reimbursement from affiliates	780	(874)	b	94		—			—	—
Reinsurance premiums	29,068	(29,068)	g	—		—			—	—
Other revenue	3,228	2,109	g	14		—		Other revenues	5,295	56
Consolidated Funds revenues	8,239	—		(8,239)		—			—	—
Total revenues	768,308	(70,874)		(5,934)		—		Total Economic proceeds	683,605	7,895
Interest and dividend expense	125,089	(101,464)	c	—		(3,208)	l	Interest expense	16,371	4,046
Total net revenues	643,219	30,590		(5,934)		3,208		Total Economic net proceeds	667,234	3,849
Expenses								Economic Costs
Compensation & benefits	388,611	2,365	i	—		—		Compensation & Benefits	386,593	4,383
	—	112,038	e, j	—		(1,664)	m	Fixed non-compensation expense	107,889	2,485
	—	113,855	j	—		—		Variable non-compensation expense	113,728	127
Other non-compensation expense	276,054	(276,054)	a, b, d, g, i	—		—			—	—
Depreciation & amortization	14,990	(3)		—		—		Depreciation & Amortization	14,957	30
	—	2,944	j	—		—		Economic Non-Controlling Interest	2,944	—
Goodwill impairment	4,100	—		—		(4,100)	n		—	—
Consolidated Funds expenses	6,229	—		(6,229)		—			—	—
Total expenses	689,984	(44,855)		(6,229)		(5,764)		Total Economic costs	626,111	7,025
Other income (loss)	82,976	(73,907)	e, f, h	(9,069)		—			—	—
	—	—		—		5,094		Preferred stock dividends	4,058	1,036
Income (loss) before income taxes	$36,211	$1,538	*	$(8,774)	*	$3,878		Economic income (loss)	$37,065	$(4,212)

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Adjustments made to US GAAP Net Income (Loss) to arrive at Economic Income (Loss)

Management Reclassifications

Management reclassification adjustments and fund consolidation reclassification adjustments have no effect on economic income. These adjustments are reclassifications to change the location of certain line items.

a	Economic Income (Loss) presents underwriting expenses net of investment banking revenues.
b	Economic Income (Loss) presents expenses reimbursed from clients and affiliates within their respective expense category but is included as a part of revenues under US GAAP.
c	Economic Income (Loss) brokerage revenues included net securities borrowed and securities loaned activities which are shown gross in interest income and interest expense for US GAAP.
d	Economic Income (Loss) presents revenues net of fund start-up costs and distribution fees paid to agents.
e	Economic Income (Loss) recognizes the Company's proportionate share of management and incentive fees and associated share of expenses on a gross basis for certain real estate operating entities, the healthcare royalty business and the activist business. Additionally, carried interest, which the Company applies an equity ownership model to, is recorded in other income (loss) for US GAAP and is shown as incentive income for Economic Income (Loss).
f	Economic Income (Loss) recognizes Company income from proprietary trading (including interest and dividends) for which the majority of this activity is shown in other income (loss) for US GAAP reporting.
g	Economic Income (Loss) recognizes underwriting income from the Company's insurance related activities, net of expenses, within other revenue. The costs are recorded within expenses for US GAAP reporting.
h	Economic Income (Loss) recognizes gains and losses on investments held as part of the Company's facilitation and trading business within brokerage revenues as these investments are directly related to the markets business activities.
i	Economic Income (Loss) presents certain payments to associated banking partners as compensation rather than non-compensation expenses.
j	Economic Income (Loss) presents US GAAP expenses as either Fixed non-compensation or Variable non-compensation expenses. The Company also presents US GAAP Income (loss) attributable to non-controlling interests within total other expenses for Economic Income (Loss).
*	The remainder primarily represents non-controlling interest which is excluded from this reconciliation to income (loss) before income taxes.
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

*	The remainder primarily represents non-controlling interest which is excluded from this reconciliation to income (loss) before income taxes.
Income Statement Adjustments
l	Economic Income (Loss) excludes the amortization of discount on convertible debt.
m	Economic Income (Loss) excludes acquisition related adjustments as management does not consider these items when evaluating the performance of the Company.
n	Economic Income (Loss) excludes goodwill and intangible impairment.
23. Regulatory Requirements
As registered broker-dealers, Cowen and Company, ATM Execution, Cowen Prime and Westminster are subject to the SEC's Uniform Net Capital Rule 15c3-1 ("SEC Rule 15c3-1"), which requires the maintenance of minimum net capital. Each registered broker-dealer has elected to compute net capital under the alternative method permitted by that rule. Under the alternative method, Cowen and Company's minimum net capital requirement, as defined in (a)(4) of SEC Rule 15c3-1, is $1.0 million or 2% of aggregate debits arising from customer transactions. ATM Execution, Cowen Prime and Westminster are required to maintain minimum net capital, as defined in (a)(1)(ii) of SEC Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debits arising from customer transactions. Advances to affiliates, repayment of borrowings, distributions, dividend payments and other equity withdrawals are subject to certain notification and other provisions of SEC Rule 15c3-1 and other regulatory bodies.
On May 1, 2020, Cowen and Company completed its merger with Cowen Execution. Cowen and Company is the surviving entity. The merger had no impact to the Company’s financial results.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Cowen Prime is also subject to Commodity Futures Trading Commission ("CFTC") Regulation 1.17 ("Regulation 1.17"). Regulation 1.17 requires net capital equal to or in excess of $45,000 or the amount of net capital required by SEC Rule 15c3-1, whichever is greater. Cowen and Company is also subject to Options Clearing Corporation ("OCC") Rule 302. OCC Rule 302 requires maintenance of net capital equal to the greater of $2.0 million or 2% of aggregate debit items. At September 30, 2020, Cowen and Company had $385.6 million of net capital in excess of this minimum requirement.
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
As of September 30, 2020, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA or SFC requirement and excess as follows:

Subsidiary	Net Capital	Minimum Net Capital Requirement	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$388,606	$3,043	$385,563
ATM Execution	$4,015	$250	$3,765
Cowen Prime	$19,432	$250	$19,182
Westminster	$5,305	$250	$5,055
Cowen International Ltd	$22,892	$17,882	$5,010
Cowen Execution Ltd	$11,501	$4,333	$7,168
Cowen Asia	$1,394	$387	$1,007
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
In accordance with the requirements of SEC Rule 15c3-3, Cowen and Company may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of September 30, 2020, Cowen and Company had segregated approximately $43.9 million of cash, while its required deposit was $20.5 million.
As a clearing broker-dealer, Cowen and Company is required to compute a reserve requirement for proprietary accounts of broker-dealers ("PAB"), as defined in SEC Rule 15c3-3. Cowen and Company conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEC Rule 15c3-3. This allows each correspondent firm that uses Cowen and Company as its clearing broker-dealer to classify its PAB account assets held at Cowen and Company as allowable assets in the correspondent's net capital calculation. At September 30, 2020, Cowen and Company had $35.2 million of cash on deposit in PAB Reserve Bank Accounts, which was more than its required deposit of $16.6 million. Cowen and Company, ATM Execution, and Cowen Prime also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. The CFTC has finalized rules establishing capital requirements and financial reporting requirements for CFTC registered swap dealers not subject to regulation by a banking regulator, while the SEC is still finalizing its rules. The Company may be required in the future to register one or more subsidiaries as security-based swap dealers with the SEC and will result in some of the Company’s subsidiaries becoming subject to regulatory capital requirements for the first time.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
the last testing date, December 31, 2019, all of these entities were in excess of this minimum requirement. The companies are currently, and management expects they will be at the next testing date of December 31, 2020, in compliance with these requirements.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen's captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of September 30, 2020. RCG Insurance Company’s capital and surplus as of September 30, 2020 totaled approximately $6.1 million.
24. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's investment funds and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of September 30, 2020 and December 31, 2019, $22.6 million and $20.5 million, respectively, included in fees receivable, are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the investment funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three and nine months ended September 30, 2020 and 2019, the amounts which the Company reimbursed the investment funds it manages were immaterial. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates, and are included in due from related parties in the accompanying condensed consolidated statements of financial condition. As of September 30, 2020 and December 31, 2019, loans to employees of $11.3 million and $14.9 million, respectively, were included in due from related parties on the accompanying condensed consolidated statements of financial condition. Of these amounts $4.9 million and $7.1 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $0.8 million and $1.0 million for the three months ended September 30, 2020 and 2019 and $2.8 million and $2.8 million for the nine months ended September 30, 2020 and 2019, respectively. This expense is included in employee compensation and benefits in the accompanying condensed consolidated statements of operations. For the three months ended September 30, 2020, the interest income was immaterial and for the nine months ended September 30, 2020, the interest income was $0.1 million for these related party loans and advances, and are included in interest and dividends in the accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2019, the interest income was $0.1 million for these related party loans and advances. This income is included in interest and dividends in the accompanying condensed consolidated statements of operations.
As of September 30, 2020 and December 31, 2019, included in due from related parties is $4.8 million and $6.5 million, respectively, related to the sales of portions of the Company's ownership interest in the activist business of Starboard Value to the Starboard principals. It is being financed through the profits of the relevant Starboard entities over a five-year period and earns interest at 5.0% per annum.  The interest income for the three months ended September 30, 2020 and 2019 was $0.1 million and $0.1 million and for the nine months ended September 30, 2020 and 2019, was $0.2 million and $0.3 million, respectively.
The remaining balance included in due from related parties of $7.4 million and $5.3 million as of September 30, 2020 and December 31, 2019, respectively, relates to amounts due to the Company from affiliated investment funds and real estate entities due to expenses paid on their behalf. Included in due to related parties is approximately $0.2 million and $0.3 million as of September 30, 2020 and December 31, 2019, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of September 30, 2020 and December 31, 2019, such investments aggregated $192.0 million and $36.0 million, respectively, were included in non-controlling interests on the accompanying condensed consolidated statements of financial condition. Their share of the net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds aggregated $6.7 million and $3.6 million for the three months ended September 30, 2020 and 2019 and $10.7 million and $4.7 million for the nine months ended September 30, 2020 and 2019, respectively.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
The Company may, at times, have unfunded commitment amounts pertaining to related parties. See Note 17 for amounts committed as of September 30, 2020.
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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements, which have not been disclosed, as of September 30, 2020 and December 31, 2019. Through indemnification provisions in clearing agreements with clients, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
The Company enters into secured and unsecured borrowing agreements to obtain funding necessary to cover daily securities settlements with clearing corporations. At times, funding is required for unsettled customer delivery versus payment and riskless principal transactions, as well as to meet deposit requirements with clearing organizations. Secured arrangements are collateralized by the securities. The Company maintains uncommitted financing arrangements with large financial institutions, the details of which are summarized below as of September 30, 2020.

Lender	Contractual Amount	Available Amount	Maturity Date	Description
Pledge Lines	(dollars in thousands)
Texas Capital Bank	$75,000	$75,000	None	Secured Depository Trust Company Pledge Line
BMO Harris Bank	75,000	75,000	None	Secured Tri-Party Pledge Facility
BMO Harris Bank	150,000	150,000	None	Secured Depository Trust Company Pledge Line
Total	300,000	300,000

Spike Line
BMO Harris Bank Canadian Imperial Bank of Commerce Texas Capital Bank	70,000	70,000	August 20, 2021	Unsecured committed spike line facility to cover short term increases in National Securities Clearing Corporation margin deposit requirements
Revolving Credit Facility
BMO Harris Bank	25,000	25,000	December 2, 2021	Unsecured Corporate Revolver

Total Credit Lines	$395,000	$395,000

26. Subsequent Events
On October 1, 2020 (the "MHT Acquisition Date"), the Company, through its indirect wholly owned subsidiary, Cowen and Company, completed its previously announced acquisition (the "MHT Acquisition") of specified net assets of MHT Partners, LP (“MHT Partners”). MHT Partners is an investment bank, based primarily in Dallas and San Francisco, focused on representing innovative companies in growing markets. The MHT Acquisition was completed for a combination of cash and contingent consideration. The contingent consideration is paid after December 2023 and is valued based on a multiple of three year average annual revenues of the acquired business less certain expenses.
Due to the limited time since the date of the MHT Acquisition, it is impractical for the Company to make certain business combination disclosures as of the date of this filing as the Company is still finalizing the analysis of the information necessary to provide these disclosures. As a result, the Company is unable to present the allocation of the preliminary purchase price to the fair value of assets acquired and liabilities assumed. The Company plans to provide this information in its annual report on Form 10-K for the year ended December 31, 2020. The MHT Acquisition will be accounted for under the acquisition method in accordance with US GAAP. As such, the results of operations associated with the specified net assets purchased from MHT Partners will be included in the Company's condensed consolidated statements of operations as of the MHT Acquisition Date, and the assets acquired and liabilities assumed will be recorded at their fair value as of the MHT Acquisition Date. Subsequent to the MHT Acquisition, the operations associated with the purchase of specified net assets from MHT Partners will be integrated within the Company's investment bank segment.
On October 21, 2020, the Board of Directors declared a quarterly cash dividend payable on its common stock of $0.08 per common share, payable on December 15, 2020, to stockholders of record on December 1, 2020. During the same meeting, the Board of Directors also approved a $19.7 million increase in the Company's share repurchase program (see Note 19) bringing the total remaining shares available for repurchase to $25.0 million.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
•Depreciation and Amortization.  Depreciation and amortization is comprised of depreciation expense for tangible assets and the amortization of intangible assets. The depreciation of assets capitalized under finance leases is included in depreciation and amortization expenses as well.
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
Investment Fund Performance and Assets Under Management
For the three months ended September 30, 2020, the performance of the Company's activist strategy was modestly positive while the merger arbitrage investment strategies (including the merger arbitrage-focused UCITS Fund) had, in the aggregate, positive results. The Company's healthcare royalty strategy is now making allocations from the strategy's fourth fund. Our private healthcare strategy is now deploying capital from its third fund, having made fifteen investments by the end of the three months ended September 30, 2020, with a pipeline of opportunities ahead. Finally, our private sustainability strategy is now deploying capital. The liquidation of certain multi-strategy hedge funds advised by the Company also continues.
As of September 30, 2020, the Company had assets under management of $11.8 billion.

Capability	Private Healthcare Investments	Healthcare Royalties	Activism	Merger Arbitrage	Sustainability	Other (a)
(dollars in millions)
AUM	$807	$3,504	$5,898	$413	$385	$783
Team
Private Equity	✓	✓			✓
Hedge Fund			✓	✓
Managed Account		✓	✓	✓	✓
UCITS				✓
Other						✓
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

As of September 30, 2020, the Company's invested capital amounted to a net value of $911.8 million (supporting a long market value of $1,041.7 million), representing approximately 100% of Cowen's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen's stockholders' equity as of September 30, 2020. The total net values presented in the table below do not tie to Cowen's condensed consolidated statement of financial condition as of September 30, 2020 because they represent only some of the line items in the accompanying condensed consolidated statement of financial condition.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Op Co
Broker-dealer capital and related trading	$624.4	69%
Public and Private Healthcare	62.1	7%
Liquid Alternative Trading	76.7	8%
Other	20.9	2%
Asset Co
Private Investments	127.7	14%
Total	911.8	100%
Cowen Inc. Stockholders' Equity	$911.2	100%
The allocations shown in the table above will change over time.
Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) (which is a non-GAAP measure) of our Op Co and Asset Co segments follows the discussion of our total consolidated US GAAP results. Economic Income (Loss) reflects, on a consistent basis for all periods presented in the Company's condensed consolidated financial statements, income earned from the Company's investment funds and managed accounts and from its own invested capital. Economic Income (Loss) excludes certain adjustments required under US GAAP. See the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company—Segment Analysis and Economic Income (Loss)," and Note 22 to the accompanying Company's condensed consolidated financial statements, appearing elsewhere in this Form 10-Q, for a reconciliation of Economic Income (Loss) to US GAAP income (loss) before income taxes.

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

	Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Period to Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
	(unaudited)
Revenues
Investment banking	$194,341	$77,292	$117,049	151%
Brokerage	138,483	93,995	44,488	47%
Management fees	11,954	7,300	4,654	64%
Incentive income	127	701	(574)	(82)%
Interest and dividends	37,552	60,707	(23,155)	(38)%
Reimbursement from affiliates	269	238	31	13%
Reinsurance premiums	2,505	8,146	(5,641)	(69)%
Other revenues	1,369	1,237	132	11%
Consolidated Funds revenues	1,135	2,431	(1,296)	(53)%
Total revenues	387,735	252,047	135,688	54%
Interest and dividends expense	37,754	56,477	(18,723)	(33)%
Total net revenues	349,981	195,570	154,411	79%
Expenses
Employee compensation and benefits	153,427	120,320	33,107	28%
Reinsurance claims, commissions and amortization of deferred acquisition costs	4,852	8,195	(3,343)	(41)%
Operating, general, administrative and other expenses	84,784	83,851	933	1%
Depreciation and amortization expense	5,682	5,082	600	12%
Consolidated Funds expenses	494	2,516	(2,022)	(80)%
Total expenses	249,239	219,964	29,275	13%
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	(68,781)	18,446	(87,227)	473%
Consolidated Funds net gains (losses)	6,385	13,896	(7,511)	54%
Total other income (loss)	(62,396)	32,342	(94,738)	293%
Income (loss) before income taxes	38,346	7,948	30,398	(382)%
Income tax expense (benefit)	8,830	1,365	7,465	(547)%
Net income (loss)	29,516	6,583	22,933	(348)%
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	9,232	2,770	6,462	233%
Net income (loss) attributable to Cowen Inc.	20,284	3,813	16,471	(432)%
Preferred stock dividends	1,698	1,698	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$18,586	$2,115	$16,471	(779)%
Revenues
Investment Banking
Investment banking revenues increased $117.0 million to $194.3 million for the three months ended September 30, 2020 compared with $77.3 million in the prior year period. During the three months ended September 30, 2020, the Company completed 49 underwriting transactions, 18 strategic advisory transactions, and four debt capital markets transactions. During the three months ended September 30, 2019, the Company completed 25 underwriting transactions, 13 strategic advisory transactions and five debt capital markets transactions. The average underwriting fee per transaction was 29.5% greater for the three months ended September 30, 2020 as compared to the prior year period.
Brokerage
Brokerage revenues increased $44.5 million to $138.5 million for the three months ended September 30, 2020 compared with $94.0 million in the prior year period. This was attributable to an increase in Institutional Brokerage, primarily Special Situations trading and Electronic trading commission revenue and an increase in Institutional Services, primarily Prime Brokerage and Securities Finance. Customer trading volumes across the industry (according to Bloomberg) increased 45% for the three months ended September 30, 2020 compared to the prior year period.

Management Fees
Management fees increased $4.7 million to $12.0 million for the three months ended September 30, 2020 compared with $7.3 million in the prior year period. This increase in management fees was primarily related to an increase in management fees from the healthcare royalty and healthcare investments businesses.
Incentive Income
Due to revenue recognition standards, effective January 1, 2018, the Company recognizes the majority of incentive income allocated to the Company as net gains (losses) on securities, derivatives and other investments.
Interest and Dividends
Interest and dividends decreased $23.1 million to $37.6 million for the three months ended September 30, 2020 compared with $60.7 million in the prior year period. Interest and dividends amounts are primarily attributable to securities finance activity. The decrease in the securities finance activity is due to lower customer demand which has created less matched book opportunities for international securities.
Reimbursements from Affiliates
Reimbursements from affiliates remained fairly flat at $0.3 million for the three months ended September 30, 2020 and 2019, respectively.
Reinsurance Premiums
Reinsurance premiums decreased $5.6 million to $2.5 million for the three months ended September 30, 2020 compared with $8.1 million in the prior year period. This decrease is because quarterly premiums from policies that were not renewed in 2020 outweighed quarterly premiums from new policies in 2020 and because of lower activity in certain existing contracts due to COVID-19.
Other Revenues
Other revenues increased $0.2 million to $1.4 million for the three months ended September 30, 2020 compared with $1.2 million in the prior year period. The increase is primarily related to consulting fee income.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $1.3 million to $1.1 million for the three months ended September 30, 2020 compared with $2.4 million in the prior year period. The decrease is due to a decrease in interest and dividend income during the quarter in two of our consolidated funds.
Interest and Dividends Expense
Interest and dividend expense decreased $18.7 million to $37.8 million for the three months ended September 30, 2020 compared with $56.5 million in the prior year period. Interest and dividends amounts are primarily attributable to securities finance activity. The decrease in the securities finance activity is due to lower customer demand which has created less matched book opportunities for international securities.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $33.1 million to $153.4 million for the three months ended September 30, 2020 compared with $120.3 million in the prior year period. The increase is primarily due to $135.7 million higher revenues offset only partially with $94.7 million lower other income (loss) during the third quarter of 2020 as compared to 2019 and thus resulting in a higher compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 47% for the three months ended September 30, 2020, compared with 42.3% for the prior year period.
Reinsurance Claims, Commissions and Amortization of Deferred Acquisition Costs
Reinsurance related expenses decreased $3.3 million to $4.9 million for the three months ended September 30, 2020 compared with $8.2 million in the prior year period. This decrease is due to fewer policies in force in the third quarter of 2020 compared to the same period in 2019 with lower loss ratios and because of less claim activity due to COVID-19.
Operating, General, Administrative and Other Expenses
General, administrative and other expenses increased $0.9 million to $84.8 million for the three months ended September 30, 2020 compared with $83.9 million in the prior year period. The increase is primarily related to higher brokerage and trade execution costs as well as higher underwriting fees, due to higher brokerage and investment banking revenues, offset only partially by decreased marketing and business development expenses and occupancy costs.

Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $0.6 million to $5.7 million for the three months ended September 30, 2020 compared with $5.1 million in the prior year period. The increase is primarily related to an increase in tangible and intangible assets related to software purchases and recent acquisitions.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $2.0 million to $0.5 million for the three months ended September 30, 2020 compared with $2.5 million for the prior year period. The decrease is due to decreased interest and dividend expense in one of our consolidated funds.
Other Income (Loss)
Other income (loss) decreased $94.7 million to a $62.4 million loss for the three months ended September 30, 2020 compared with $32.3 million of income in the prior year period. The decrease in other income (loss) was primarily attributable to the decrease in Net gains (losses) on securities, derivatives and other investments which relates to a $96.6 million decrease in performance in our investment in electric truck maker Nikola, offset only partially with our investments in Cowen Healthcare (the healthcare investment strategy), merger strategies and our activist investments. The gains and losses shown under Consolidated Funds, which did not materially contribute to the change in other income during the three month periods ended September 30, 2020, reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Income Taxes
Income tax expense increased $7.4 million to $8.8 million for the three months ended September 30, 2020 compared with $1.4 million in the prior year period. This change is primarily attributable to the change in the Company’s income before income taxes for the respective periods.
Income (Loss) Attributable to Non-controlling Interests
Income (loss) attributable to non-controlling interests increased by $6.4 million to $9.2 million for the three months ended September 30, 2020 compared with $2.8 million in the prior year period. The increase was primarily the result of gains in one of our consolidated funds in the current year period. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

	Condensed Consolidated Statements of Operations
	(unaudited)
	Nine Months Ended September 30,		Period to Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$503,351	$272,103	$231,248	85%
Brokerage	425,069	302,840	122,229	40%
Management fees	35,211	21,480	13,731	64%
Incentive income	127	724	(597)	(82)%
Interest and dividends	127,547	129,846	(2,299)	(2)%
Reimbursement from affiliates	777	780	(3)	—%
Reinsurance premiums	18,943	29,068	(10,125)	(35)%
Other revenues	4,709	3,228	1,481	46%
Consolidated Funds revenues	4,650	8,239	(3,589)	(44)%
Total revenues	1,120,384	768,308	352,076	46%
Interest and dividends expense	125,850	125,089	761	1%
Total net revenues	994,534	643,219	351,315	55%
Expenses
Employee compensation and benefits	583,137	388,611	194,526	50%
Reinsurance claims, commissions and amortization of deferred acquisition costs	21,716	25,139	(3,423)	(14)%
Operating, general, administrative and other expenses	264,950	250,915	14,035	6%
Depreciation and amortization expense	17,324	14,990	2,334	16%
Goodwill impairment	—	4,100	(4,100)	NM
Consolidated Funds expenses	4,793	6,229	(1,436)	(23)%
Total expenses	891,920	689,984	201,936	29%
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	83,738	61,440	22,298	36%
Consolidated Funds net gains (losses)	(29,410)	21,536	(50,946)	(237)%
Total other income (loss)	54,328	82,976	(28,648)	(35)%
Income (loss) before income taxes	156,942	36,211	120,731	333%
Income tax expense (benefit)	52,589	9,615	42,974	447%
Net income (loss)	104,353	26,596	77,757	292%
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(19,843)	7,188	(27,031)	(376)%
Net income (loss) attributable to Cowen Inc.	124,196	19,408	104,788	540%
Preferred stock dividends	5,094	5,094	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$119,102	$14,314	$104,788	732%
Revenues
Investment Banking
Investment banking revenues increased $231.3 million to $503.4 million for the nine months ended September 30, 2020 compared with $272.1 million in the prior year period. During the nine months ended September 30, 2020, the Company completed 121 underwriting transactions, 48 strategic advisory transactions and nine debt capital markets transactions. During the nine months ended September 30, 2019, the Company completed 96 capital markets transactions, 32 strategic advisory transactions and 10 debt capital markets transactions. The average underwriting fee per transaction was 41.3% greater for the nine months ended September 30, 2020 as compared to the prior year period.

Brokerage
Brokerage revenues increased $122.3 million to $425.1 million for the nine months ended September 30, 2020 compared with $302.8 million in the prior year period. This was attributable to an increase in Institutional Brokerage, primarily Options and Electronic trading commission revenue and an increase in Institutional Services, primarily Prime Brokerage. Customer trading volumes across the industry (according to Bloomberg) increased 56% for the nine months ended September 30, 2020 compared to the prior year period.
Management Fees
Management fees increased $13.7 million to $35.2 million for the nine months ended September 30, 2020 compared with $21.5 million in the prior year period. This increase is primarily related to the healthcare royalty business and our healthcare investments business.
Incentive Income
Revenue recognition standards, effective January 1, 2018, require the Company to recognize the majority of incentive income allocated to the Company as net gains (losses) on securities, derivatives and other investments or as incentive income when the fees are no longer subject to reversal or are crystallized.
Interest and Dividends
Interest and dividends decreased $2.3 million to $127.5 million for the nine months ended September 30, 2020 compared with $129.8 million in the prior year period. Interest and dividends amounts are primarily attributable to securities finance activity. The decrease in the securities finance activity is due to lower customer demand which has created less matched book opportunities for international securities.
Reimbursements from Affiliates
Reimbursements from affiliates remained fairly flat at $0.8 million for the nine months ended September 30, 2020 compared with $0.8 million in the prior year period.
Reinsurance Premiums
Reinsurance premiums decreased $10.2 million to $18.9 million for the nine months ended September 30, 2020 compared with $29.1 million in the prior year period. This decrease is because premiums from policies that were not renewed in 2020 outweighed premiums from new policies in 2020 and because of lower activity in certain existing contracts due to COVID-19.
Other Revenues
Other revenues increased $1.5 million to $4.7 million for the nine months ended September 30, 2020 compared with $3.2 million in the prior year period.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $3.5 million to $4.7 million for the nine months ended September 30, 2020 compared with $8.2 million in the prior year period. The decrease is due to a decrease in interest and dividend income during the period in two of our consolidated funds.
Interest and Dividends Expense
Interest and dividends expense increased $0.8 million to $125.9 million for the nine months ended September 30, 2020 compared with $125.1 million in the prior year period. Interest and dividends amounts are primarily attributable to securities finance activities. There was slight decrease in the securities finance activity due to lower customer demand which has created less matched book opportunities for international securities offset by an increase in other interest expenses.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $194.5 million to $583.1 million for the nine months ended September 30, 2020 compared with $388.6 million in the prior year period. The increase is primarily due to $352.1 million higher total revenues offset only partially by $28.6 million lower other income (loss) during the 2020 as compared to 2019 and thus resulting in a higher compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 50% for the nine months ended September 30, 2020, compared with 46% in the prior year period.

Reinsurance Claims and Commissions
Reinsurance-related expenses decreased $3.4 million to $21.7 million for the nine months ended September 30, 2020 compared with $25.1 million in the prior year period. This decrease is due to fewer policies in force during the third quarter of 2020 compared to the same period in 2019 with lower loss ratios and less claim activity due to COVID-19.
Operating, General, Administrative and Other Expenses
Operating, general, administrative and other expenses increased $14.1 million to $265.0 million for the nine months ended September 30, 2020 compared with $250.9 million in the prior year period. The increase is primarily related to higher brokerage and trade execution costs as well as higher underwriting fees, due to higher brokerage and investment banking revenues, offset only partially by decreased marketing and business development expenses and occupancy costs.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $2.3 million to $17.3 million for the nine months ended September 30, 2020 compared with $15.0 million in the prior year period. The increase is primarily related to an increase in tangible and intangible assets related to software purchases and recent acquisitions.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $1.4 million to $4.8 million for the nine months ended September 30, 2020 compared with $6.2 million in the prior year period. The decrease is due to decreased professional, advisory and other fees expenses in the Consolidated Funds.
Other Income (Loss)
Other income (loss) decreased $28.7 million to $54.3 million for the nine months ended September 30, 2020 compared with $83.0 million in the prior year period. The decrease in other income (loss) was primarily attributable to the decrease in Net gains (losses) on securities, derivatives and other investments which relates to decrease in performance in Cowen Healthcare (the healthcare investment strategy), merger strategies and our activist investments, offset partially by a $16.9 million increase in our investment in electric truck maker Nikola. The liquid strategy increases were partially offset by the impairment of our Surfside real estate investment. The decrease was also attributable to a decrease in Other Income (loss) from Consolidated Funds which decreased during 2020 due to weaker performance of our UCITS Fund and losses in the Ramius Merger Fund LLC compared to the prior year period. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Income Taxes
Income tax expense increased $43.0 million to $52.6 million for the nine months ended September 30, 2020 compared with an income tax expense of $9.6 million in the prior year period. This change is primarily attributable to the change in the Company’s income before income taxes for the respective periods.
Net Income (Loss) Attributable to Non-controlling Interests
Net income (loss) attributable to non-controlling interests decreased $27.0 million to a loss of $19.8 million for the nine months ended September 30, 2020 compared with income of $7.2 million in the prior year period. The decrease was primarily the result of a decrease in income earned by two Consolidated Funds in the current year period. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
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
Economic Income (Loss) may not be comparable to similarly titled measures used by other public companies. Economic Income (Loss) should not be considered in isolation or as a substitute for net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with US GAAP. As a result of the adjustments made to arrive at Economic Income (Loss) described below, Economic Income (Loss) has limitations in that it does not take into account certain items included or excluded under US GAAP, including its consolidated funds.
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
Three Months Ended September 30, 2020 Compared with Three Months September 30, 2019
Total Economic Operating Income (Loss) (which is Economic Income (Loss) before depreciation and amortization) was $37.4 million for the three months ended September 30, 2020, an increase of $27.4 million compared to Economic Operating Income (Loss) of $10.1 million in the prior year period. Total Economic Income (Loss) was $31.8 million for the three months ended September 30, 2020, an increase of $26.8 million compared to Economic Income (Loss) of $5.0 million in the prior year period.
Total Economic Income (Loss) included revenues of $274.3 million for the three months ended September 30, 2020, an increase of $57.8 million compared to $216.5 million in the prior year period. This was primarily related to an increase in investment banking and brokerage revenues offset partially by a decrease in investment income.

Operating Company Segment

	(unaudited)
	Three Months Ended September 30,		Total Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$185,151	$69,433	$115,718	167%
Brokerage	167,084	110,178	56,906	52%
Management fees	14,374	10,321	4,053	39%
Incentive income (loss)	(2,621)	15,251	(17,872)	(117)%
Investment income (loss)	(90,364)	10,913	(101,277)	(928)%
Other revenues	(796)	(132)	(664)	503%
Total economic income revenues	272,828	215,964	56,864	26%
Interest expense	6,026	5,758	268	5%
Total net revenues	266,802	210,206	56,596	27%
Economic Income Expenses
Employee compensation and benefits	152,829	121,890	30,939	25%
Fixed non-compensation expense	34,257	36,458	(2,201)	(6)%
Variable non-compensation expense	37,736	37,216	520	1%
Depreciation & Amortization	5,670	5,073	597	12%
Non-Controlling Interest	2,105	661	1,444	218%
Total expenses	232,597	201,298	31,299	16%
Income (loss) attributable to Cowen Inc.	34,205	8,908	25,297	284%
Preferred stock dividends	1,415	1,341	74	6%
Economic income (loss) attributable to Cowen Inc. common stockholders	32,790	7,567	25,223	333%
Add back: Depreciation and amortization expense	5,670	5,073	597	12%
Economic operating income (loss)	$38,460	$12,640	$25,820	204%
The Op Co segment revenues included in Economic Income (Loss) were $272.8 million for the three months ended September 30, 2020, an increase of $56.9 million compared to $216.5 million in the prior year period.
Investment Banking.    Investment banking revenues increased $115.7 million to $185.2 million for the three months ended September 30, 2020 compared with $69.4 million in the prior year period. During the three months ended September 30, 2020, the Company completed 49 underwriting transactions, 18 strategic advisory transactions, and four debt capital markets transactions. During three months ended September 30, 2019, the Company completed 25 underwriting transactions, 13 strategic advisory transactions and five debt capital markets transactions. The average underwriting fee per transaction was 29.5% greater for the three months ended September 30, 2020 as compared to the prior year period.
Brokerage.    Brokerage revenues increased $56.9 million to $167.1 million for the three months ended September 30, 2020, compared with $110.2 million in the prior year period. This was attributable to an increase in Institutional Brokerage, primarily Special Situations trading and Electronic trading commission revenue and an increase in Institutional Services, primarily Prime Brokerage and Securities Finance. Customer trading volumes across the industry (according to Bloomberg) increased 45% for the three months ended September 30, 2020 compared to the prior year period.
Management Fees.    Management fees for the segment increased $4.1 million to $14.4 million for the three months ended September 30, 2020 compared with $10.3 million in the prior year period. This increase is primarily related to the healthcare royalty business and our healthcare investments business.
Incentive Income (Loss).    Incentive income for the segment decreased $17.9 million to a loss of $2.6 million for the three months ended September 30, 2020 compared with $15.3 million in the prior year period. This decrease was related to a decrease in performance fees from our healthcare investments businesses offset partially by an increase in incentive fees for our other private equity funds.
Investment Income (Loss).    Investment income for the segment decreased $101.3 million to a loss of $90.4 million for the three months ended September 30, 2020 compared with a loss of $10.9 million in the prior year period. The decrease primarily relates to a performance in our investment in electric truck maker Nikola, partially offset by our investments in Cowen Healthcare (the healthcare investment strategy), merger strategies and our activist investments.

Other Income (Loss).    Other income (loss) for the segment decreased $0.7 million to $0.8 million for the three months ended September 30, 2020 compared with a loss of $0.1 million in the prior year period. The decrease is due to lower premiums caused by the COVID-19 pandemic.
Interest expense. Interest expense increased $0.2 million to $6.0 million for the three months ended September 30, 2020 compared with $5.8 million in the prior year period. Interest expense primarily relates to debt issued. The increase is primarily related to new debt issued in May of 2019 and recent borrowings on short term debt that have since been repaid.
Compensation and benefits expenses. Compensation and benefits expenses increased $30.9 million to $152.8 million for the three months ended September 30, 2020 compared with $121.9 million in the prior year period. The increase is due to higher overall revenue with a consistent compensation to revenue ratio which was 56% for the three months ended September 30, 2020 compared with 56% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses decreased $2.2 million to $34.3 million for the three months ended September 30, 2020 compared with $36.5 million in the prior year period. The decrease is primarily related to decreased service fees and occupancy and equipment expenses.
The following table shows the components of the non-compensation expenses—fixed, for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$7,182	$7,450	$(268)	(4)%
Professional, advisory and other fees	7,819	7,520	299	4%
Occupancy and equipment	8,782	9,342	(560)	(6)%
Service fees	4,684	5,908	(1,224)	(21)%
Expenses from equity investments	1,733	1,951	(218)	(11)%
Reimbursement from affiliates	(16)	(41)	25	(61)%
Other	4,073	4,328	(255)	(6)%
Total	$34,257	$36,458	$(2,201)	(6)%

Non-compensation Expenses—Variable.    Variable non-compensation expenses which primarily are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $0.5 million to $37.7 million for the three months ended September 30, 2020 compared with $37.2 million in the prior year period. The increase is primarily related to increased brokerage and trade execution costs partially offset by lower marketing and business development costs.
The following table shows the components of the non-compensation expenses—variable, for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Brokerage and trade execution costs	$33,603	$25,570	$8,033	31%
Expenses related to Luxembourg companies	1,375	760	615	81%
Marketing and business development	1,519	9,024	(7,505)	(83)%
Other	1,239	1,862	(623)	(33)%
Total	$37,736	$37,216	$520	1%
Depreciation and amortization expenses.  Depreciation and amortization expenses increased to $5.7 million for the three months ended September 30, 2020 compared with $5.1 million in the prior year period.
Non-Controlling Interests. Net income (loss) attributable to non-controlling interests increased by $1.4 million to $2.1 million for the three months ended September 30, 2020 compared with $0.7 million in the prior year period. Non-controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.

Preferred Stock Dividends. On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.
Asset Co Segment

	(unaudited)
	Three Months Ended September 30,		Total Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Management fees	$262	$586	$(324)	(55)%
Incentive income (loss)	1,319	(862)	2,181	(253)%
Investment income (loss)	(124)	822	(946)	(115)%
Other revenues	2	6	(4)	(67)%
Total economic income revenues	1,459	552	907	164%
Interest expense	1,109	1,389	(280)	(20)%
Total net revenues	350	(837)	1,187	(142)%
Economic Income Expenses
Employee compensation and benefits	957	729	228	31%
Fixed non-compensation expense	127	625	(498)	(80)%
Variable non-compensation expense	6	40	(34)	(85)%
Depreciation & Amortization	5	9	(4)	(44)%
Total expenses	1,095	1,403	(308)	(22)%
Income (loss) attributable to Cowen Inc.	(745)	(2,240)	1,495	(67)%
Preferred stock dividends	283	357	(74)	(21)%
Economic income (loss) attributable to Cowen Inc. common stockholders	(1,028)	(2,597)	$1,569	(60)%
Add back: Depreciation and amortization expense	5	9	(4)	(44)%
Economic operating income (loss)	$(1,023)	$(2,588)	$1,565	(60)%

The Asset Co segment revenues included in Economic Income (Loss) were $1.5 million for the three months ended September 30, 2020, an increase of $0.9 million compared with $0.6 million in the prior year.
Management Fees.    Management fees for the segment decreased $0.3 million to $0.3 million for the three months ended September 30, 2020 compared with $0.6 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from the real estate investments.
Incentive Income (Loss).    Incentive income for the segment increased $2.2 million to $1.3 million for the three months ended September 30, 2020 compared with a loss of $0.9 million in the prior year period. This increase was related to an increase in performance fees from the multi-strategy business.
Investment Income (Loss).    Investment income for the segment decreased $0.9 million to $0.1 million for the three months ended September 30, 2020, compared with income of $0.8 million in the prior year period. The decrease primarily relates to a decrease in valuation of our legacy real estate investments.
Interest expense. Interest expense decreased $0.3 million to $1.1 million for the three months ended September 30, 2020 compared with $1.4 million in the prior year period. Interest expense primarily relates to debt issued. The decrease is primarily related to borrowings on short-term debt that have since been repaid.
Compensation and benefits expenses. Compensation and benefits expenses increased $0.3 million to $1.0 million for the three months ended September 30, 2020 compared with $0.7 million in the prior year period. The increase is due to higher overall revenue. The compensation to revenue ratio was 66% for the three months ended September 30, 2020 compared with 132% in the prior year period.

Non-compensation Expenses—Fixed.    Fixed non-compensation expenses decreased $0.5 million to $0.1 million for the three months ended September 30, 2020 compared with $0.6 million in the prior year period. The decrease is primarily related to fees related to our real estate business.
The following table shows the components of the non-compensation expenses—fixed, for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$21	$44	$(23)	(52)%
Professional, advisory and other fees	263	229	34	15%
Occupancy and equipment	30	85	(55)	(65)%
Service fees	29	18	11	61%
Reimbursement from affiliates	(253)	(216)	(37)	17%
Other	37	465	(428)	(92)%
Total	$127	$625	$(498)	(80)%

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
Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
Total Economic Operating Income (Loss) (which is Economic Income (Loss) before depreciation and amortization) was $197.2 million for the nine months ended September 30, 2020, an increase of $149.4 million compared to Economic Operating Income (Loss) of $47.8 million in the prior year period. Total Economic Income (Loss) was $180.4 million for the nine months ended September 30, 2020, an increase of $147.6 million compared to Economic Income (Loss) of $32.9 million in the prior year period.
Revenues included in total Economic Income (Loss) were $1,043.5 million for the nine months ended September 30, 2020, an increase of $352.0 million compared to $691.5 million in the prior year period. This was primarily related to an increase in investment banking and brokerage revenues.

Operating Company Segment

	(unaudited)
	Nine Months Ended September 30,		Total Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$474,778	$254,374	$220,404	87%
Brokerage	466,823	346,095	120,728	35%
Management fees	41,724	30,016	11,708	39%
Incentive income (loss)	40,829	33,998	6,831	20%
Investment income (loss)	32,566	13,827	18,739	136%
Other income (loss)	(298)	5,295	(5,593)	(106)%
Total economic income revenues	1,056,422	683,605	372,817	55%
Interest expense	18,471	16,371	2,100	13%
Total net revenues	1,037,951	667,234	370,717	56%
Economic Income Expenses
Employee compensation and benefits	582,480	386,593	195,887	51%
Fixed non-compensation expense	106,350	107,889	(1,539)	(1)%
Variable non-compensation expense	121,846	113,728	8,118	7%
Depreciation & Amortization	16,756	14,957	1,799	12%
Non-Controlling Interest	5,584	2,944	2,640	90%
Total expenses	833,016	626,111	206,905	33%
Income (loss) attributable to Cowen Inc.	204,935	41,123	163,812	398%
Preferred stock dividends	4,160	4,058	102	3%
Economic Income (Loss) attributable to Cowen Inc. common stockholders	200,775	37,065	163,710	442%
Add back: Depreciation and amortization expense	16,756	14,957	1,799	12%
Economic operating income (loss)	$217,531	$52,022	$165,509	318%

The Op Co segment revenues included in Economic Income (Loss) were $1,056.4 million for the nine months ended September 30, 2020, an increase of $372.8 million compared to $683.6 million in the prior year period.
Investment Banking.    Investment banking revenues increased $220.4 million to $474.8 million for the nine months ended September 30, 2020 compared with $254.4 million in the prior year period. During the nine months ended September 30, 2020, the Company completed 121 underwriting transactions, 48 strategic advisory transactions and nine debt capital markets transactions. During the nine months ended September 30, 2019, the Company completed 96 capital markets transactions, 32 strategic advisory transactions and 10 debt capital markets transactions. The average underwriting fee per transaction was 41.3% greater for the nine months ended September 30, 2020 as compared to the prior year period.
Brokerage.    Brokerage revenues increased $120.7 million to $466.8 million for the nine months ended September 30, 2020, compared with $346.1 million in the prior year period. This was attributable to an increase in Institutional Brokerage, primarily Options and Electronic trading commission revenue and an increase in Institutional Services, primarily Prime Brokerage. Customer trading volumes across the industry (according to Bloomberg) increased 56% for the nine months ended September 30, 2020 compared to the prior year period.
Management Fees.    Management fees for the segment increased $11.7 million to $41.7 million for the nine months ended September 30, 2020 compared with $30.0 million in the prior year period. This increase is primarily related to the healthcare royalty business and our healthcare investments business.
Incentive Income (Loss).    Incentive income for the segment increased $6.8 million to $40.8 million for the nine months ended September 30, 2020 compared with $34.0 million in the prior year period. This increase was related to an increase in performance fees from our healthcare investments businesses and our other private equity funds.
Investment Income (Loss).    Investment income for the segment increased $18.8 million to $32.6 million for the nine months ended September 30, 2020 compared with income of $13.8 million in the prior year period. The increase primarily relates to a performance in our investment in electric truck maker Nikola, merchant banking and our activist investments. The liquid strategy increases were partially offset by the impairment of our Surfside real estate investment.
Other Income (Loss).    Other income (loss) for the segment decreased $5.6 million to $0.3 million for the nine months ended September 30, 2020 compared with $5.3 million in the prior year period. The decrease is due to lower premiums caused by the COVID-19 pandemic partially offset by lower claims in the period for the same reason.
Interest expense. Interest expense increased $2.1 million to $18.5 million for the nine months ended September 30, 2020 compared with $16.4 million in the prior year period. Interest expense primarily relates to debt issued. The increase is primarily related to new debt issued in May of 2019 and recent borrowings on short term debt that have since been repaid.
Compensation and benefits expenses. Compensation and benefits expenses increased $195.9 million to $582.5 million for the nine months ended September 30, 2020 compared with $386.6 million in the prior year period. The increase is due to higher overall revenue only partially offset by a lower compensation to revenue ratio which was 55% for the nine months ended September 30, 2020 compared with 57% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses decreased $1.5 million to $106.4 million for the nine months ended September 30, 2020 compared with $107.9 million in the prior year period. The increase is primarily related to increased service fees, professional, advisory and other fees offset partially by lower occupancy and equipment expenses.
The following table shows the components of the non-compensation expenses—fixed, for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$22,215	$22,765	$(550)	(2)%
Professional, advisory and other fees	21,694	20,691	1,003	5%
Occupancy and equipment	26,589	28,762	(2,173)	(8)%
Service fees	18,195	17,129	1,066	6%
Expenses from equity investments	5,360	5,571	(211)	(4)%
Reimbursement from affiliates	(88)	(154)	66	(43)%
Other	12,385	13,125	(740)	(6)%
Total	$106,350	$107,889	$(1,539)	(1)%

Non-compensation Expenses—Variable.    Variable non-compensation expense which primarily are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $8.1 million to $121.8 million for the nine months ended September 30, 2020 compared with $113.7 million in the prior year period. The increase is related to increased brokerage and trade execution costs partially offset by lower marketing and business development costs.
The following table shows the components of the non-compensation expenses—variable, for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Brokerage and trade execution costs	$101,063	$77,816	$23,247	30%
HealthCare Royalty Partners syndication costs	—	264	(264)	(100)%
Expenses related to Luxembourg companies	4,482	2,258	2,224	98%
Marketing and business development	12,703	30,017	(17,314)	(58)%
Other	3,598	3,373	225	7%
Total	$121,846	$113,728	$8,118	7%

Depreciation and amortization expenses.  Depreciation and amortization expenses increased to $16.8 million for the nine months ended September 30, 2020 compared with $15.0 million in the prior year period.
Non-Controlling Interests. Net income (loss) attributable to non-controlling interests increased by $2.7 million to $5.6 million for the nine months ended September 30, 2020 compared with $2.9 million in the prior year period. Non-controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
Preferred Stock Dividends. On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.
Asset Co Segment

	(unaudited)
	Nine Months Ended September 30,		Total Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Management fees	634	1,788	(1,154)	(65)%
Incentive income (loss)	158	762	(604)	(79)%
Investment income (loss)	(13,671)	5,289	(18,960)	(358)%
Other income (loss)	4	56	(52)	(93)%
Total economic income revenues	(12,875)	7,895	(20,770)	(263)%
Interest expense	4,014	4,046	(32)	(1)%
Total net revenues	$(16,889)	$3,849	$(20,738)	(539)%
Economic Income Expenses
Employee compensation and benefits	2,093	4,383	(2,290)	(52)%
Fixed non-compensation expense	378	2,485	(2,107)	(85)%
Variable non-compensation expense	18	127	(109)	(86)%
Depreciation & Amortization	17	30	(13)	(43)%
Total expenses	2,506	7,025	(4,519)	(64)%
Income (loss) attributable to Cowen Inc.	(19,395)	(3,176)	(16,219)	511%
Preferred stock dividends	934	1,036	(102)	(10)%
Economic Income (Loss) attributable to Cowen Inc. common stockholders	(20,329)	(4,212)	(16,117)	383%
Add back: Depreciation and amortization expense	17	30	(13)	(43)%
Economic operating income (loss)	$(20,312)	$(4,182)	$(16,130)	386%

The Asset Co segment revenues included in Economic Income (Loss) were a loss of $12.9 million for the nine months ended September 30, 2020, a decrease of $20.8 million compared with $7.9 million in the prior year.
Management Fees.    Management fees for the segment decreased $1.2 million to $0.6 million for the nine months ended September 30, 2020 compared with $1.8 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from the real estate investments.
Incentive Income (Loss).    Incentive income for the segment decreased $0.6 million to $0.2 million for the nine months ended September 30, 2020 compared with income of $0.8 million in the prior year period. This decrease was related to a decrease in performance fees from the real estate investments and the multi-strategy business.
Investment Income (Loss).    Investment income for the segment decreased $19.0 million to a loss of $13.7 million for the nine months ended September 30, 2020, compared with income of $5.3 million in the prior year period. The decrease primarily relates to a decrease in valuation of our legacy real estate investments.
Interest expense. Interest expense decreased to $4.0 million for the nine months ended September 30, 2020. Interest expense primarily relates to debt issued. The decrease is primarily related to borrowings on short term debt that have since been repaid.

Compensation and benefits expenses. Compensation and benefits expenses decreased $2.3 million to $2.1 million for the nine months ended September 30, 2020 compared with $4.4 million in the prior year period. The decrease is due to lower overall revenue. The compensation to revenue ratio was (16)% for the nine months ended September 30, 2020 compared with 56% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses decreased $2.1 million to $0.4 million for the nine months ended September 30, 2020 compared with $2.5 million in the prior year period. The decrease is primarily related to decreased professional, advisory and other fees and fees related to our real estate business.
The following table shows the components of the non-compensation expenses—fixed, for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$50	$123	$(73)	(59)%
Professional, advisory and other fees	771	1,243	(472)	(38)%
Occupancy and equipment	101	356	(255)	(72)%
Service fees	82	105	(23)	(22)%
Reimbursement from affiliates	(739)	(702)	(37)	5%
Other	113	1,360	(1,247)	(92)%
Total	$378	$2,485	$(2,107)	(85)%
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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. However, the company’s assessment could be affected by various risks and uncertainties, including but not limited to, the effects of the COVID-19 pandemic. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of September 30, 2020, we had cash and cash equivalents of $539.7 million and net liquid investment assets of $883.0 million, which includes cash and cash equivalents and short-term investments held by foreign subsidiaries as of September 30, 2020 of $56.3 million. The Company continues to permanently reinvest the capital and accumulated earnings of its subsidiaries in the United Kingdom, Germany, Switzerland, Canada, South Africa and Hong Kong.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year by March 15th.
As a clearing member firm providing services to certain of our brokerage customers, we are subject to cash deposit requirements with clearing organizations, brokers and banks that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers' trading activity and market volatility. At September 30, 2020, the firm had security deposits totaling $90.1 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures.
Unfunded commitments
The following table summarizes unfunded commitments as of September 30, 2020:

Entity	Unfunded Commitments	Commitment term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	$7,816	4.3 years
Eclipse Ventures Fund I, L.P.	$59	4.3 years
Lagunita Biosciences, LLC	$250	3.1 years
Eclipse Fund II, L.P.	$110	5.3 years
Eclipse Continuity Fund I, L.P.	$58	6.3 years
Cowen Healthcare Investments II LP	$1,201	1.3 years
Cowen Healthcare Investments III LP	$6,164	6.3 years
Cowen Sustainable Investments I LP	$3,926	9.3 years
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
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and accrued a cash dividend of $1.7 million and $1.7 million for the three months ended September 30, 2020 and 2019 and $5.1 million and $5.1 million for the nine months ended September 30, 2020 and 2019, respectively.
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
Regulation
As registered broker-dealers, Cowen and Company, ATM Execution, Cowen Prime and Westminster are subject to the SEC's Uniform Net Capital Rule 15c3-1 ("SEC Rule 15c3-1"), which requires the maintenance of minimum net capital. Each registered broker-dealer has elected to compute net capital under the alternative method permitted by that rule. Under the alternative method, Cowen and Company's minimum net capital requirement, as defined in (a)(4) of SEC Rule 15c3-1, is $1.0 million or 2% of aggregate debits arising from customer transactions. ATM Execution, Cowen Prime and Westminster are required to maintain minimum net capital, as defined in (a)(1)(ii) of SEC Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debits arising from customer transactions. Advances to affiliates, repayment of borrowings, distributions, dividend payments and other equity withdrawals are subject to certain notification and other provisions of SEC Rule 15c3-1 and other regulatory bodies.
On May 1, 2020, Cowen and Company completed its merger with Cowen Execution. Cowen and Company is the surviving entity. The merger had no impact to the Company’s financial results.
Cowen Prime is also subject to Commodity Futures Trading Commission ("CFTC") Regulation 1.17 ("Regulation 1.17"). Regulation 1.17 requires net capital equal to or in excess of $45,000 or the amount of net capital required by SEC Rule 15c3-1, whichever is greater. Cowen and Company is also subject to Options Clearing Corporation ("OCC") Rule 302. OCC Rule 302 requires maintenance of net capital equal to the greater of $2.0 million or 2% of aggregate debit items. At September 30, 2020, Cowen and Company had $385.6 million of net capital in excess of this minimum requirement.
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
As of September 30, 2020, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA or SFC requirement and excess as follows:

Subsidiary	Net Capital	Net Capital Requirement	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$388,606	$3,043	$385,563
ATM Execution	$4,015	$250	$3,765
Cowen Prime	$19,432	$250	$19,182
Westminster	$5,305	$250	$5,055
Cowen International Ltd	$22,892	$17,882	$5,010
Cowen Execution Ltd	$11,501	$4,333	$7,168
Cowen Asia	$1,394	$387	$1,007
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
In accordance with the requirements of SEC Rule 15c3-3, Cowen and Company may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of September 30, 2020, Cowen and Company had segregated approximately $43.9 million of cash, while its required deposit was $20.5 million.
As a clearing broker-dealer, Cowen and Company is required to compute a reserve requirement for proprietary accounts of broker-dealers ("PAB"), as defined in SEC Rule 15c3-3. Cowen and Company conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEC Rule 15c3-3. This allows each correspondent firm that uses Cowen and Company as its clearing broker-dealer to classify its PAB account assets held at Cowen and Company as allowable assets in the correspondent's net capital calculation. At September 30, 2020, Cowen and Company had $35.2 million of cash on deposit in PAB Reserve Bank Accounts, which was more than its required deposit of $16.6 million.

Cowen and Company, ATM Execution, and Cowen Prime also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. The CFTC has finalized rules establishing capital requirements and financial reporting requirements for CFTC registered swap dealers not subject to regulation by a banking regulator, while the SEC is still finalizing its rules. The Company may be required in the future to register one or more subsidiaries as security-based swap dealers with the SEC and will result in some of the Company’s subsidiaries becoming subject to regulatory capital requirements for the first time.
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
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen's captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of September 30, 2020. RCG Insurance Company’s capital and surplus as of September 30, 2020 totaled approximately $6.1 million.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities and realized returns on its own invested capital. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash provided by operating activities of $299.6 million for the nine months ended September 30, 2020 was primarily related to (i) Company net income, (ii) proceeds from securities owned, at fair value, held at broker dealers (iii) sales of securities owned, at fair value offset partially by purchases of securities owned, at fair value purchases of securities owned, at fair value and (iv) a reduction in compensation payable. Net cash used in operating activities of $156.7 million for the nine months ended September 30, 2019 was primarily related to the (i) purchases of securities owned, at fair value in consolidated funds offset partially by proceeds from sales of securities owned, at fair value in consolidated funds, (ii) purchases of securities owned, at fair value offset partially by proceeds from sales of securities owned, at fair value, (iii) proceeds from the sale of short investments offset by payments to cover short investments, and (iv) stock borrow offset by stock loan.
Investing Activities.    Net cash used in investing activities of $20.4 million for the nine months ended September 30, 2020 was primarily related to the purchase of other investments only partially offset by sales of other investments. Net cash used in investing activities of $54.2 million for the nine months ended September 30, 2019 was primarily related to the purchase of Quarton and other investments.
Financing Activities.    Net cash provided by financing activities for the nine months ended September 30, 2020 of $95.3 million was primarily related to (i) capital contributions by non-controlling interests offset only partially by capital withdrawals by non-controlling interests in Consolidated Funds and (ii) borrowings on notes and other debt offset only partially by repayments on notes and other debt.  Net cash provided by financing activities for the nine months ended September 30, 2019 of $177.2 million was primarily related to capital contributions by non-controlling interests in Consolidating Funds.
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
As of September 30, 2020, the outstanding principal amount of the December 2022 Convertible Notes was $135.0 million. On June 26, 2018, the Company received shareholder approval for the Company to settle the December 2022 Convertible Notes entirely in Class A common stock. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity. Pursuant to the indenture governing the December 2022 Convertible Notes, conversions of the December 2022 Convertible Notes will be settled by the delivery and/or payment, as the case may be, of Cowen’s Class A Common Stock, cash, or a combination thereof, at the Company's election. The Company has the intent and ability to settle the convertible notes in cash and, as a result, the convertible notes do not have an impact on the Company's diluted earnings per share calculation (See Note 21).
The Company recorded interest expense of $1.0 million and $1.0 million for the three months ended September 30, 2020 and 2019, and $3.0 million and $3.0 million for the nine months ended September 30, 2020 and 2019, respectively. The Company recognized the embedded cash conversion option at issuance date fair value, which also represents the initial unamortized discount on the December 2022 Convertible Notes of $23.4 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $1.2 million and $1.1 million for the three months ended September 30, 2020 and 2019, and $3.5 million and $3.2 million for the nine months ended September 30, 2020 and 2019, respectively, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2022 Convertible Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, which is shown net in notes payable in the accompanying condensed consolidated statement of financial condition. To date the May 2024 Notes have maintained their initial private rating, and the interest rate has remained unchanged. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $1.4 million and $0.9 million for three months ended September 30, 2020 and 2019, and $4.2 million and $1.5 million for the nine months ended September 30, 2020 and 2019, respectively. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in December 2019, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the "June 2033 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $1.9 million and $1.9 million for the three months ended September 30, 2020 and 2019, and $5.8 million and $5.8 million for the nine months ended September 30, 2020 and 2019, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the "December 2027 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million and $2.5 million for the three months ended September 30, 2020 and 2019,and $7.6 million and $7.6 million for the nine months ended September 30, 2020 and 2019, respectively. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
Term Loans
On June 30, 2017, a subsidiary of the Company borrowed $28.2 million to fund general corporate purposes. In July 2019, the subsidiary of the Company borrowed separately, from the same lender, $4.0 million to fund general corporate purposes. Each loan was secured by the value of the Company's limited partnership interests in two affiliated investment funds. The Company had provided a guarantee for these loans. Both loans had an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire combined principal amount due (as amended) on June 26, 2020 when they were both fully repaid. The Company recorded interest expense of $0.5 million for the three months ended September 30, 2019, and $0.8 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively.
Other Notes Payable
During January 2020, the Company borrowed $2.9 million to fund insurance premium payments. This note had an effective interest rate of 2.01% and was due in December 2020, with monthly payment requirements of $0.3 million. As of September 30, 2020, the outstanding balance on this note was $0.8 million. Interest expense for the three and nine months ended September 30, 2020 and 2019 was insignificant.
During November 2019, the Company borrowed $2.6 million to fund general corporate capital expenditures. This note had an effective interest rate of 6% and is due in November 2024, with monthly payment requirements of $0.1 million. As of September 30, 2020, the outstanding balance on this note was $2.2 million. Interest expense for the nine months ended September 30, 2020 was $0.1 million.
On September 30, 2020, the Company borrowed $72 million from Purple Protected Asset S-91 ("PPA S-91"), a Luxembourg entity unrelated to Cowen. The loan is payable on September 30, 2023, has an interest rate of 1.4 times the Secured Overnight Financing Rate ("SOFR") plus 6.07% until December 31, 2020 and 1.4 times the SOFR plus 5.8% thereafter with quarterly interest payments. The loan obligation, as well as a loan issued by The Military Mutual Ltd (a United Kingdom company unrelated to Cowen) with principal of $28.4 million that was sold by Hollenfels to PPA S-91 at fair value for no gain or loss on September 30, 2020, are fully cash collateralized through a reinsurance policy provided by Hollenfels which is reflected in cash collateral pledged in the consolidated statements of financial condition as of September 30, 2020. The Company capitalized debt issuance costs of approximately $1.7 million which is a direct deduction from the carrying value of the loan and will be amortized over the life of the loan in interest and dividends expense in the accompanying condensed consolidated statements of operations. There was no interest expense as of September 30, 2020.
Spike Line
Pursuant to an amendment in May 2020, Cowen and Company replaced Cowen Execution as the borrower and accepted, reaffirmed and assumed all of Cowen Execution’s rights, duties, obligations and liabilities under the spike line facility and the related loan documents. In August 2020, Cowen and Company renewed a one-year committed spike line facility to cover short term increases in National Securities Clearing Corporation margin deposit requirements. (See Note 23). The spike line facility has a capacity of $70 million. This facility has (i) an effective interest rate equal to the Federal Funds rate plus 2.50% on any money drawn from the liquidity facility and (ii) a commitment or unused line fee that is 50 basis points on the undrawn amount. All amounts outstanding under this facility were fully repaid during the second quarter of 2020. Interest expense for the three and nine months ended September 30, 2020 was $0.0 million and $0.2 million, respectively.
Revolving Credit Facility
In December 2019, the Company entered into a two-year committed corporate credit facility with a capacity of $25 million. This credit facility has (i) an effective interest rate equal to LIBOR plus 3.25% on any money drawn from the credit facility and (ii) a commitment or unused line fee that is 50 basis points on the undrawn amount. All amounts outstanding under this corporate credit facility were fully repaid during the second quarter of 2020. Interest expense for the nine months ended September 30, 2020 was $0.3 million.

Finance Lease Obligations
The Company has entered into various finance leases for computer equipment. These finance lease obligations are included in notes payable and other debt in the accompanying condensed consolidated statements of financial condition.
For the three and nine months ended September 30, 2020 and 2019, quantitative information regarding the Company's finance lease obligations reflected in the accompanying condensed consolidated statements of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	$308	$299	$924	$966
Interest on lease liabilities	42	54	134	172
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases			134	172
Financing cash flows from finance leases			$901	$951

Weighted average remaining lease term - operating leases (in years)			2.48	3.40
Weighted average discount rate - operating leases			4.89%	4.93%
Letters of Credit
As of September 30, 2020, the Company has the following irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged cash collateral for reinsurance agreements which amounted to $106.1 million, as of September 30, 2020, and $2.0 million, as of December 31, 2019, which are expected to be released periodically as per the terms of the reinsurance policy between March 31, 2021 and March 31, 2024.

Location	Amount	Maturity
	(dollars in thousands)
New York	$358	April 2021
New York	$1,424	October 2020
New York	$1,637	November 2020
Boston	$386	March 2021
San Francisco	$712	October 2025
	$4,517
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2020 and December 31, 2019 there were no amounts due related to these letters of credit.

Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of September 30, 2020:

	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment, Service and Facility Leases
Real Estate and Other Facility Rental	$93,554	$4,302	$46,207	$32,879	$10,166
Service Payments	70,860	8,262	37,858	11,539	13,201
Operating Equipment Leases	407	90	314	3	—
Total	164,821	12,654	84,379	44,421	23,367
Debt
Convertible Debt	145,125	2,025	143,100	—	—
Notes Payable	510,969	7,300	47,096	122,269	334,304
Finance Lease Obligation	3,234	251	2,561	422	—
Other Notes Payable	75,255	933	1,186	73,136	—
Total	$734,583	$10,509	$193,943	$195,827	$334,304
Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of September 30, 2020, are as follows:

	Convertible Debt	Notes Payable	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2020	$2,025	$7,300	$933	$251
2021	4,050	23,548	593	1,396
2022	139,050	23,548	593	1,165
2023	—	23,548	72,593	411
2024	—	98,721	543	11
Thereafter	—	334,304	—	—
Subtotal	145,125	510,969	75,255	3,234
Less (a)	(22,640)	(203,532)	(2,002)	(202)
Total	$122,485	$307,437	$73,253	$3,032
(a)Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the Company's convertible debt.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of September 30, 2020. However, through indemnification provisions in our clearing agreements, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreements, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
The Company consolidates five investment funds for which it acts as the managing member/general partner and investment manager. At September 30, 2020, the Company consolidated the following investment funds: Ramius Enterprise LP (“Enterprise LP”), Cowen Private Investments LP ("Cowen Private"), Cowen Sustainable Investments I LP ("CSI I LP"), CSI I Golden Holdco LP ("Golden HoldCo") and CSI I Prodigy Holdco LP ("Prodigy HoldCo") (each a "Consolidated Fund" and collectively the "Consolidated Funds").
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
The Company and its operating subsidiaries act as the manager for the Consolidated Funds. Both the Company and the Consolidated Funds hold certain investments which are valued by the Company, acting as the investment manager. The fair value of these investments is based on their proportional rights of the underlying portfolio company, and is generally estimated based on proprietary models developed by the Company, which include discounted cash flow analysis, public market comparables, and other techniques and may be based, at least in part, on independently sourced market information. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. Significant judgment and estimation impact the selection of an appropriate valuation methodology as well as the assumptions used in these models, and the timing and actual values realized with respect to investments could be materially different from values derived based on the use of those estimates. The valuation methodologies applied impact the reported value of the Company's investments and the investments held by the Consolidated Funds in the consolidated financial statements. Certain of the Company's investments are relatively illiquid or thinly traded and may not be immediately liquidated on demand if needed. Fair values assigned to these investments may differ significantly from the fair values that would have been used had a ready market for the investments existed and such differences could be material.
The Company primarily uses the market approach to value its financial instruments measured at fair value. In determining an instrument's level within the hierarchy, the Company categorizes the Company's financial instruments into three categories: securities, derivative contracts and other investments. To the extent applicable, each of these categories can further be divided between those held long or sold short.
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
Derivative contracts—Derivative contracts can be exchange-traded or privately negotiated over-the-counter (“OTC”). Exchange-traded derivatives, such as futures contracts and exchange-traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as generic forwards, swaps and options, are classified as level 2 when their inputs can be corroborated by market data. OTC derivatives, such as swaps and options, with significant inputs that cannot be corroborated by readily available or observable market data are classified as level 3.
Other investments—Other investments consist primarily of portfolio funds, real estate investments, carried interest and equity method investments, which are valued as follows:
i.    Portfolio funds—Portfolio funds (“Portfolio Funds”) include interests in private investment partnerships, foreign investment companies and other collective investment vehicles which may be managed by the Company or its affiliates. The Company applies the practical expedient provided by the US GAAP fair value measurements and disclosures guidance relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). The practical expedient permits an entity holding investments in certain entities that either are investment companies or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy.
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
Income taxes
The Company accounts for income taxes in accordance with US GAAP which requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax basis of its assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to an amount that is more likely than not to be realized. We evaluate our deferred tax assets for recoverability considering negative and positive evidence, including its historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, and tax planning strategies. We record a valuation allowance against our deferred tax assets to bring them to a level that it is more likely than not to be utilized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws we have identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. See Note 17 in our accompanying condensed consolidated financial statements for the quarter ended September 30, 2020 for further discussion.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 2o "Recent pronouncements" in our accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2020.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the nine months ended September 30, 2020, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our 2019 Form 10-K. For a more detailed discussion concerning our market risk, see Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our 2019 Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of September 30, 2020.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the nine months ended September 30, 2020.
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
Any one or more of these developments could cause, contribute to or exacerbate the risks and uncertainties enumerated in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020 could have a material adverse effect on our business, operations, consolidated financial condition, and results of operations. Furthermore, such developments may remain prevalent for a significant period of time and may in the future adversely affect our business, financial condition and results of operations even after the COVID-19 pandemic has subsided.
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
Our business has traditionally relied on collaboration among our employees. In particular, the trading floor environment in our markets business facilitates idea generation and is more conducive to active trading. While we have been able to continue to operate all of our businesses, including our markets business, with our employees working remotely, we have been doing so since March 2020 and we do not know how a continuing and prolonged period of remote working by our employees will impact our ability to collaborate. Accordingly, our businesses could be adversely affected by a continuing and prolonged period of employees working remotely.

Human Capital Risk
Our businesses are heavily dependent on our personnel so any adverse effects on their well-being or morale could adversely affect our business.
COVID-19 presents a significant threat to our employees’ well-being and morale and the longer the pandemic persists the more significant the challenges could be to our employees' morale. While we have implemented a business continuity plan to protect the health of our employees, our business continuity plan cannot anticipate all scenarios and we may experience potential loss of productivity or a delay in the roll out of certain strategic plans as a result of the COVID-19 pandemic.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
As of September 30, 2020, the Company's Board of Directors has a share repurchase program that authorizes the Company to purchase up to $251.8 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. The specific timing and amount of repurchases will vary depending on various factors, including, among others, market conditions and competing needs for the use of our capital.  We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1. During the three months ended September 30, 2020, the Company repurchased 1,144,254 shares, at an average price of $16.49 per share, of Cowen Class A common stock through the share repurchase program.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended September 30, 2020. Board approval of repurchases is based on dollar amount. As a result, the Company cannot estimate the number of shares that may yet be purchased.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month 7 (July 1, 2020 – July 31, 2020)
Common stock repurchases(1)	—	$—	—	$24,165,575
Employee transactions(2)	3,450	15.76	—	—
Other (3)	1,837	14.38	—	—
Total	5,287	$15.28	—

Month 8 (August 1, 2020 – August 31, 2020)
Common stock repurchases(1)	236,790	$16.75	236,790	$20,199,771
Employee transactions(2)	—	—	—	—
Other (3)	—	—	—	—
Total	236,790	$16.75	236,790

Month 9 (September 1, 2020 – September 30, 2020)
Common stock repurchases(1)	907,464	$16.43	907,464	$5,294,360
Employee transactions(2)	11,535	18.41	—	—
Other (3)	—	—	—	—
Total	918,999	$16.45	907,464

Total (July 1, 2020 – September 30, 2020)
Common stock repurchases(1)	1,144,254	$16.49	1,144,254	$5,294,360
Employee transactions(2)	14,985	17.80	—	—
Other (3)	1,837	14.38	—	—
Total	1,161,076	$16.51	1,144,254
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

COWEN INC.
		By:	/s/ JEFFREY M. SOLOMON
		Name:	Jeffrey M. Solomon
		Title:	Chief Executive Officer

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	October 29, 2020	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)