Form 10-K
period 2020-12-31
COWEN INC.
filed 2021-03-03
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:	December 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:	001-34516
Cowen Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-0423711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
599 Lexington Avenue
New York, New York 10022
(646) 562-1010
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of Class A common stock held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the Class A common stock on the NASDAQ Global Market on that date was $429,938,446.
As of March 2, 2021 there were 26,673,114 shares of the registrant's Class A common stock outstanding.
Documents incorporated by reference:
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2021 Annual Meeting of Stockholders.

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
Item 1.    Business
Overview
Cowen Inc., a Delaware corporation formed in 2009, is a diversified financial services firm that, together with its consolidated subsidiaries (collectively, "Cowen" or the "Company"), provides investment banking, research, sales and trading, prime brokerage, global clearing, securities financing, commission management services and investment management through its two business segments: the Operating Company ("Op Co") and the Asset Company ("Asset Co").
Operating Company
The Op Co segment consists of four divisions: the Cowen Investment Management ("CIM") division, the Investment Banking division, the Markets division (which includes sales and trading, prime brokerage, global clearing, securities financing and commission management services) and the Research division. The Company refers to the Investment Banking division, the Markets division and the Research division collectively as its investment banking businesses. Op Co's CIM division includes advisers to investment funds (including private equity structures and privately placed hedge funds), and registered funds. Op Co's investment banking businesses offer industry focused investment banking for growth-oriented companies including advisory and global capital markets origination, domain knowledge-driven research, sales and trading platforms for institutional investors, global clearing, commission management services and also a comprehensive suite of prime brokerage services.
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
Research
As of December 31, 2020, we had a research team of 54 senior analysts covering over 800 stocks. Within our equity coverage universe, approximately 34% are healthcare companies, 25% are TMT (technology, media and telecom) companies, 12% are energy companies, 11% are capital goods, industrial and basic materials companies, and 14% are consumer companies. Our approach to research, underpinned by our marquee Ahead Of The Curve® Series reports, focuses our analysts' efforts toward delivering differentiated investment ideas and de-emphasizes maintenance research. We place significant emphasis on analyst collaboration, both within and between sectors. We sponsor a number of conferences every year that are focused on our sectors and sub-sectors. During these conferences we highlight our investment research and provide significant investor access to corporate management teams. We provide research solely through our broker-dealers in connection with our provision of brokerage services.
Investment Management Strategies
The Company's investment management business, within the Op Co segment, focuses on addressing the needs of institutional investors and high net worth individuals to preserve and grow allocated capital. The Company and its affiliated investment advisors offer a variety of investment management products that provide access to a number of strategies, including private healthcare investing, private sustainable investing, merger arbitrage and activism.
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
Human Capital
We believe a strong connected culture is what empowers our team members to help each other and our clients outperform. We do this by viewing what we do through the lens of our core values of vision, empathy, sustainability, and tenacious teamwork.
When the COVID-19 crisis hit in the first quarter of 2020, we moved rapidly to protect the health and safety of our team as we transitioned to operating remotely while continuing to serve our clients. We are approaching the structure of our future workplace with flexibility and considering individual challenges our team members face.

During our history we have built and maintained long term relationships with our clients and continue to do so for our colleagues as evidenced by our 2020 voluntary turnover rate of 6.3%.
Collaboration and teamwork are standard operating procedures for our employees across the globe. As of December 31, 2020, we employed 1,364 employees: 1,143 in the US, 211 in Europe, and 10 in Asia (or Hong Kong). We strive to attract individuals who are smart, ambitious, work collaboratively and most importantly share our core values.
Our client facing professionals create annual business plans at the beginning of each year and are given feedback and developmental support to help deliver on those plans. Employees who show high potential work with performance coaches to develop leadership skills. Our Investment Banking Summer Analyst program is highly competitive and consists of two of weeks of formal training followed by eight weeks working within an Investment Banking group. This program is the main feeder to our Full-Time Investment Banking Analyst Program where the individual receives five weeks of formal training: the Investment Banking Class of 2021 (Full-time Analyst Program) is expected to have approximately 80% of those analysts who participated in our 2020 Investment Banking Summer Program.
We reward and recognize our employees with competitive health, wellness and compensation programs and recently issued COWN shares to every employee in appreciation for their efforts during 2020 to live our values and to provide all our colleagues with an ownership stake in the firm.
Our CEO has signed the CEO Action for Diversity & Inclusion in support of creating a more inclusive workplace for our employees, our communities and society at large. We partner with organizations to recruit and develop underserved students and established a program to attract women who outperform. We measure our Diversity and Inclusion efforts by listening and acting on feedback received from employees, engaging senior management in D&I efforts and creating commitment on the divisional and firm-wide level.
Through our Cowen Cares platform, we have created a culture of charitable giving through our Matching Gift Program and encourage service through the Volunteer Committee at local, national and global levels.
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
Regulation and Compliance
Our businesses, as well as the financial services industry generally, are subject to extensive regulation, including periodic examinations by governmental and self-regulatory organizations, in the United States and the jurisdictions in which we operate around the world. As a publicly traded company in the United States, we are subject to the U.S. federal securities laws and regulation by the SEC. Through our investment management and/or investment bank businesses we are subject to regulation by the SEC, the U.S. Commodity Futures Trading Commission ("CFTC"), the Financial Industry Regulatory Authority, Inc. ("FINRA") the National Futures Association ("NFA"), other self-regulatory organizations and exchanges related to the financial services industry and the fifty state securities commissions in the U.S. and by the U.K. Financial Conduct Authority ("FCA") and the Securities and Finance Commission ("SFC") of Hong Kong.
Virtually all aspects of our business are subject to various laws and regulations both inside and outside the U.S., some of which are summarized below. Regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and protecting the interests of customers participating in those markets. Governmental authorities in the United States and in the other countries in which we operate from time to time propose additional disclosure requirements and regulations covering our broker-dealers and investment management businesses. The rules governing the regulation of the various aspects of our business are very detailed and technical. Accordingly, the discussion below is general in nature, does not purport to be complete and is current only as of the date of this report.

Our businesses have operated for many years within a legal framework that requires us to be able to monitor and comply with a broad range of legal and regulatory developments that affect our activities both in the United States and abroad. As noted above, certain of our businesses are subject to compliance with laws and regulations of United States federal and state governments, foreign governments, their respective agencies and/or various self-regulatory organizations or exchanges, and any failure to comply with these regulations could expose us to liability and/or reputational damage. Additional legislation, changes in rules promulgated by the SEC, our other regulators and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect the mode of our operation and profitability. The United States and non-United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion or deregulation of a broker-dealer, an investment advisor or its directors, officers or employees.
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
In addition, certain of our investment advisers may act as a "fiduciaries" under the Employee Retirement Income Security Act of 1974 ("ERISA") and similar state laws with respect to private and public benefit plan clients. As such, the advisers, and certain of the investment funds they advise, may be subject to ERISA and similar state law requirements and to regulations promulgated thereunder. ERISA, similar state laws and applicable provisions of the Internal Revenue Code of 1986 (the "IRC"), which regulate services provided to individual retirement accounts, impose duties on persons who are fiduciaries and other types of service providers to benefit plans and individual retirement accounts under ERISA, such state laws and the IRC, prohibit specified transactions involving IRA and benefit plan clients subject to ERISA or similar state laws (absent the availability of specified exemptions) and provide monetary penalties for violations of these prohibitions.
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
The regulation of swaps and derivatives under the Dodd-Frank Act directly affects the manner by which our investment management businesses utilizes and trades swaps and other derivatives, and has generally increased the costs of derivatives trading conducted on behalf of our clients. The European Union ("EU") (and some other countries) are now in the process of implementing similar requirements that will affect derivatives transactions with a counterparty organized in that country or otherwise subject to that country's derivatives regulation. The mandatory minimum margin requirements for bilateral derivatives adopted by the U.S. government and the EU came into effect in March 2017 with respect to variation margin and will be implemented through a phase-in compliance in respect to initial margin with the next compliance date set for October 6, 2021. Required margining of derivatives has affected our investment management businesses as these requirements generally increase costs associated with derivatives transactions and makes derivatives transactions more expensive.
Given our investment and insurance activities are carried out around the globe, we are subject to a variety of regulatory regimes that vary country by country. Our captive insurance and reinsurance companies are regulated by both the New York State Department of Finance and the Luxembourg Commissariat aux Assurances, respectively. EU financial reforms included a number of initiatives to be reflected in new or updated directives and regulations, the most significant of which is the amendment to the pan-European regulatory regime, the Markets in Financial Instruments Directive ("MiFID II"), which went into effect in January 2018. MiFID II regulates the provision of investment services and activities throughout the European Economic Area. MiFID II requires that investment managers and investment advisers located in the EU "unbundle" research costs from commissions. As a result, investment firms subject to MiFID II may no longer pay for research using client commissions or "soft dollars." Going forward, such costs must be paid directly by the investment firm or through a research payment account funded by clients and governed by a budget that is agreed by the client. In the U.S., our investment management businesses expect to continue to pay for research using soft dollars consistent with applicable law. The change in regulations has also impacted the provisions of research by our U.S. broker-dealers. Because the acceptance of hard dollar payments would, under U.S. law, require registration as an investment adviser, our broker-dealers are requiring clients to continue to pay for research on a soft dollar basis unless the client is subject to MiFID II and we can rely on SEC relief so as not to have to register as an investment adviser.
Cowen and Company, LLC ("Cowen and Company"), ATM Execution LLC ("ATM Execution"), Cowen Prime Services LLC ("Cowen Prime"), and Westminster Research Associates LLC ("Westminster") are registered as broker-dealers with the SEC and are members in good standing with FINRA. All broker-dealers are registered with various U.S. states and territories except for ATM Execution. In addition to FINRA, some of these Cowen broker-dealers are also members of other self-regulatory organizations, including various registered securities exchanges. Self-regulatory organizations adopt and enforce rules governing the conduct and activities of their member firms. On May 1, 2020, Cowen and Company completed its merger with Cowen Execution Services LLC. Cowen and Company is the surviving entity. The merger had no impact to the Company’s financial results. On July 3rd, 2020, Cowen Execution’s registration was formally terminated with FINRA. Accordingly, Cowen and Company, ATM Execution, Cowen Prime, and Westminster are subject to regulation and oversight by the SEC, the U.S. states and territories in which they are registered, and FINRA and the other self-regulatory organizations of which they are members. Cowen Prime is also registered with the CFTC and is a member of the NFA and, consequently, is subject to regulation and oversight by them. Additionally, Cowen International Ltd and Cowen Execution Ltd are primarily regulated in the U.K. by the FCA and Cowen and Company Asia is registered with and subject to the financial resources requirements of the SFC of Hong Kong.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds, conflicts of interest, securities and information, capital structure, research/banking interaction, record-keeping, the financing of customers' purchases and the conduct and qualifications of directors, officers and employees. In particular, as registered broker-dealers and members of various self-regulatory organizations, Cowen and Company, ATM Execution, Cowen Prime, and Westminster are subject to the SEC's uniform net capital rule 15c3-1 ("SEC Rule 15c3-1"). SEC Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, SEC Rule 15c3-1 requires us to give prior notice to the SEC for certain withdrawals of capital. As a result, our ability to withdraw capital from our broker-dealer subsidiaries may be limited.
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
Certain of our businesses are subject to laws and regulations enacted by U.S. federal and state governments, the EU or other non-U.S. jurisdictions and/or enacted by various regulatory organizations or exchanges relating to the privacy of the information of clients, employees or others, including the European Union’s General Data Protection Regulation (the “GDPR”), the California Consumer Privacy Act (the “CCPA”), and the Gramm-Leach-Bliley Act (the “GLBA”). In the U.S. and elsewhere, additional privacy legislation has been proposed and may be passed, changes in existing regulations may be made or changes in the interpretation or enforcement of existing laws and rules may be made.
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
Item 1A.    Risk Factors
SUMMARY RISK FACTORS
Some of the factors that could materially and adversely affect our business, financial condition, results of operations or prospects include the following:
Market, Strategy and Industry Risk
a.Market volatility could have an adverse effect on our businesses, results of operations and financial condition.

b.The COVID-19 pandemic could adversely affect our business, financial condition and results of operations, including as a result of prolonged period of employees working remotely.
c.Our inability to successfully identify, manage and execute future acquisitions, investments and strategic alliances could adversely affect our results of operations.
d.Volatility in the value of our assets and liabilities could adversely affect our results of operations and statement of financial condition.
e.Our Linkem investment may not be successful and may adversely affect our results of operations or financial condition.
Human Capital Risk
a.The loss of key senior personnel would have a material adverse effect on our businesses.
b.Employee misconduct could harm investor retention and could cause legal liability, reputational harm and loss of revenue.
Business Risks
a.Deteriorations in the business environment in sectors focused on by our investment banking businesses could materially affect our business and cause substantial fluctuations in financial results from period-to-period.
b.We face strong competition from larger firms and competitive pressures may impair our revenues.
c.Our capital markets and strategic advisory engagements do not generally provide for subsequent engagements and can lead to payment risk.
d.Larger and more frequent capital commitments in our trading and underwriting businesses increase the potential for significant losses.
e.The market structure in which our market-making business operates may make sustained profitability difficult.
f.Electronic trading and new trading technology may adversely affect this business and may increase competition.
g.We are subject to potential losses and default risks as a result of our clearing and execution activities.
h.Our securities business and related global clearing operations expose us to material liquidity risk, including as a result of international market events, decreases in equity trading activity and declining securities prices.
i.Failures by our third-party clearing agents could materially impact our business and operating results.
j.Our revenues would be adversely affected if there are reversals to previously accrued incentive fees, if its investment funds fall beneath their "high-water marks" as a result of negative performance or if there is an acceleration of redemptions by investors in our hedge funds.
k.Our ability to increase revenues and improve profitability will depend on increasing assets under management in existing investment strategies and marketing new investment products and strategies.
l.Certain of our investment funds may invest in relatively high-risk, illiquid assets, and we may fail to realize any profits from these activities.
m.We may be unable cover our exposure if a counterparty defaults under one of our derivative or non-derivative contracts.
n.We may suffer losses in connection with the insolvency of agents whose services we use and who may hold our investment funds’ assets.
o.Risk management activities may materially adversely affect the return on our investment funds' investments.
p.Our third party reinsurance business could expose us to losses.
Operational Risks
a.As a result of the COVID-19 pandemic, virtually all of our employees are working remotely. Remote working environments may be less secure and more susceptible to cybersecurity attacks which could adversely affect our ability to securely process transactions and maintain confidential financial, personal and other information.
b.Operational risks relating to the failure of data processing systems and other information systems and technology or other infrastructure may disrupt our business and result in losses or limit our operations and growth.

c.Any cyber attack or other security breach of or vulnerability in our technology systems, or those of our clients or other third party vendors we rely on, could have operational impacts, subject us to significant liability and harm our reputation.
Liquidity Risks
a.Higher volumes and price volatility in the markets due to COVID-19 could lead to higher cash requirements in our clearing businesses, which could adversely affect our liquidity position. Limitations on access to capital could impair our liquidity and its ability to conduct its businesses.
b.We rely upon our subsidiaries for cash flows and servicing our debt and funding our necessary capital expenditures requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt or to fund our necessary capital expenditures.
c.The accounting method for convertible debt securities that may be settled in cash, such as the 2022 Convertible Notes, could have a material effect on our reported financial results.
d.Certain provisions in the indentures governing the 2022 Convertible Notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
Litigation and Regulatory Risk
a.Our subsidiaries may become subject to additional regulations which could increase the costs and burdens of compliance or impose additional restrictions.
b.We are subject to third party litigation risk and regulatory risk which could result in significant liabilities and reputational harm.
c.A failure to appropriately identify and deal with conflicts of interest could adversely affect our businesses.
d.Increased regulatory focus could result in regulation that limits how we invest.
e.The U.K. exit from the EU could adversely impact our business, results of operations and financial condition.
Other Risks to Our Stockholders
a.We could change our existing dividend policy in the future.
b.The terms of our Series A Convertible Preferred Stock contain certain restrictions on our ability to pay dividends and repurchase our capital stock, and, under certain circumstances, provides the holders thereof the right to elect two additional directors to our Board of Directors.
c.Our failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business.
d.Certain provisions in our organizational documents could deter an acquisition by a third party.
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
In addition, global economic conditions and global financial markets remain vulnerable to the potential risks posed by certain events, which could include, among other things, political and financial uncertainty in the United States and the European Union, renewed concern about China's economy, complications involving terrorism and armed conflicts around the world, or other challenges to global trade or travel, such as have occurred or might occur in the event of a worldwide pandemic such as the COVID-19 pandemic. More generally, because our businesses are closely correlated to the general economic outlook, a significant deterioration in that outlook or realization of certain events would likely have an immediate and significant negative impact on our businesses and overall results of operations.
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
We are taking precautions to protect the safety and well-being of our employees. However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employee's ability to service our clients and provide support for our businesses, particularly if the COVID-19 pandemic persists for a long period of time. Furthermore, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the COVID-19 pandemic could harm our ability to operate our businesses or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.
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
In addition, revenues from our investment management businesses could be negatively impacted by decreased securities prices, as well as widely fluctuating securities prices. Because our investment management businesses hold long and short positions in securities, changes in the prices of these securities, as well as any decrease in the liquidity of these securities, may adversely affect our revenues from investment management.
Any one or more of these developments could cause, contribute to or exacerbate the other risks and uncertainties discussed in this Annual Report. Furthermore, such developments may remain prevalent for a significant period of time and may in the future adversely affect our business, financial condition and results of operations even after the COVID-19 pandemic has subsided.
We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters.
The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as COVID-19, or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, could create, and in the case of COVID-19 have created, and may continue to create, economic and financial disruptions, and in the case of COVID-19 have led to, and other future events could lead to, operational difficulties (including travel limitations) that may impair our ability to manage our businesses.
Our businesses have traditionally relied on collaboration among our employees, particularly in our markets business. While our employees have been able to work remotely since March 2020, we do not know how a continuing and prolonged period of remote working by our employees will impact our ability to collaborate. Accordingly, our business could be adversely affected by a prolonged period of employees working remotely.
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
The Company invests a significant portion of its capital base to help drive results and facilitate growth of its investment management and investment bank businesses. As of December 31, 2020, the Company's invested capital amounted to a net value of $853.8 million (supporting a long market value of $993.8 million), representing approximately 88% of Cowen's stockholders' equity presented in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In accordance with US GAAP, we define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. US GAAP also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Changes in fair value are reflected in the statement of operations at each measurement period. Therefore, continued volatility in the value of the Company's investments and securities portfolios or other assets and liabilities, including investment funds, will result in volatility of the Company's results. We have experienced this type of volatility in prior periods. In addition, the investments made by the Company may not generate positive returns. As a result, changes in value or negative returns from investments made by the Company may have an adverse effect on the Company's financial condition or operations in the future.
Our investment in Linkem may not prove to be successful and may adversely affect our results of operations or financial condition.
As of December 31, 2020, we had an approximately $87.9 million investment in Linkem S.p.A. ("Linkem"), the largest fixed wireless broadband service provider in Italy. Many factors, most of which are outside of our control, can affect Linkem's business, including the state of the Italian economy and capital markets in general, competition in the Italian telecommunications markets and other factors that directly and indirectly affect the results of operations, including the sales and profitability of Linkem, and consequently may adversely affect our results of operations or financial condition.
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
The Company's brokerage business accounted for approximately 35.3% of the Company's revenues during 2020. Along with other firms, the Company has experienced price competition in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the pressure on trading commissions and spreads. We expect to continue to experience competitive pressures in these and other areas in the future as some of our competitors in the investment banking industry seek to obtain market share by competing on the basis of price or use their own capital to facilitate client trading activities. In addition, the Company faces pressure from larger competitors, who may be better able to offer a broader range of complementary products and services to clients in order to win their trading or prime brokerage business. We are committed to maintaining and improving the Company's comprehensive research coverage to support its brokerage business and the Company may be required to make additional investments in the Company's research capabilities.
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
Our clearing and execution operations are global and international market events could adversely impact our financial results.
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
The Company's revenues and, in particular, its ability to earn incentive and investment income, would be adversely affected if there are reversals to previously accrued incentive fees or if its investment funds fall beneath their "high-water marks" as a result of negative performance.
For our private equity funds, the incentive fee crystallizes upon realization of the investment. In those circumstances, until the investment is realized, the accrued incentive fees are subject to reversal even if those accruals were made in prior years. The Company's incentive allocations are also subject, in some cases, to performance hurdles or benchmarks. To the extent the Company's investment funds experience negative investment performance, the investors in or beneficial owners of these investment funds would need to recover cumulative losses before the Company can earn investment income at the end of the performance period with respect to the investments of those who previously suffered losses. With respect to our hedge fund products, incentive income, is, in most cases, subject to "high-water marks" whereby incentive income is earned by the Company only to the extent that the net asset value of an investment advisory product at the end of a measurement period exceeds the highest net asset value as of the end of a preceding measurement period for which the Company earned incentive income. The Company recognizes incentive income charged to the Company's hedge funds based on the net profits of the hedge funds. For a majority of the hedge funds, the incentive fee crystallizes annually when the high-water mark for such hedge funds is reset, which delays recognition of the incentive fee until year end. As a result, negative performance could adversely affect the Company’s incentive and investment income from both its private equity and hedge fund products.
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
The Company may incur losses in the future.
The Company may incur losses in any of its future periods. Future losses may have a significant effect on the Company's liquidity as well as our ability to operate. In addition, we may incur significant expenses in connection with any expansion, strategic acquisition or investment with respect to our businesses. Specifically, we have invested, and will continue to invest in, and hire senior professionals to expand our investment banking businesses. Accordingly, the Company will need to increase its revenues at a rate greater than its expenses to achieve and maintain profitability. If the Company's revenues do not increase sufficiently, or even if its revenues increase but it is unable to manage its expenses, the Company will not achieve and maintain profitability in future periods. As an alternative to increasing its revenues, the Company may seek additional capital through the sale of additional common stock or other forms of debt or equity financing. The Company cannot be certain that it would have access to such financing on acceptable terms.
Operational Risks
We have taken steps to protect our businesses from cybersecurity attacks while our employees have been working remotely, but remote working environments may be less secure and more susceptible to cybersecurity attaches which could adversely affect our ability to securely process transactions and maintain confidential financial, personal and other information.
The Company's businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across diverse markets, and the transactions that the Company processes have become increasingly complex. As a result of the COVID-19 pandemic virtually all of our employees, including those who process our transactions, are working remotely. While we have implemented risk management and contingency plans and taken other precautions with respect to the COVID-19 pandemic, such measures may not adequately protect our businesses from the full impact of the COVID-19 pandemic as remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, if our systems are breached as a result of a cybersecurity attack that takes advantage of the COVID-19 pandemic, our ability to securely process transactions and maintain confidential financial, personal and other information could be adversely affected.
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
We may also be subject to liability under various data protection laws including, the GDPR and the CCPA. We are subject to numerous laws and regulations designed to protect personal information. These laws and regulations are increasing in complexity and number. If any person, including any of our associates, vendors or other service providers, negligently disregards or intentionally breaches our established controls with respect to sensitive or confidential client, employee or other data, or otherwise mismanages or misappropriates such data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client, employee or other data, whether through system failure, vendor fault, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and related revenue. Potential liability in the event of a security breach of sensitive or confidential data could be significant. Depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages.
Liquidity Risks
The soundness of other financial institutions may adversely affect Cowen.
Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Cowen has exposure to many different industries and counterparties and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and institutional clients. Many of these transactions expose Cowen to credit risk in the event of a default by a counterparty or client. In the past, defaults by, or even speculation about, one or more financial services institutions or the financial services industry generally during moments of economic crisis have led to market-wide liquidity problems. The economic volatility resulting from the current COVID-19 pandemic could, as similar events in the past have, result in similar defaults and, as a result, impair the confidence of our counterparties and ultimately affect our ability to effect transactions. In addition, Cowen’s credit risk may be exacerbated when the collateral held by Cowen cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit exposure due to Cowen. Any such losses could have an adverse effect on Cowen’s financial condition and results of operations.
Higher volumes and price volatility in the markets due to COVID-19 could lead to higher cash requirements in our clearing businesses, which could adversely affect our liquidity position.
Since the COVID-19 pandemic began, the capital markets have experienced a higher level of stress due to the global COVID-19 pandemic. Higher volumes and price volatility have led to increased margin requirements at clearing corporations and exchanges, along with increased levels of fails due to operational friction in the financial system. Certain of these higher cash requirements have required us, and may continue to require us, to use more liquidity for our clearing businesses and our overall liquidity could, in the future, be adversely affected as a result.
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
The Company primarily depends on its subsidiaries to fund its operations. Cowen and Company, ATM Execution, Cowen Prime, and Westminster are subject to the net capital requirements of the SEC and various self-regulatory organizations of which they are members. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Cowen International Ltd, and Cowen Execution Ltd. are also subject to capital requirements in the U.K. by the FCA. Any failure to comply with these capital requirements could impair the Company's ability to conduct its investment banking businesses.
We are a holding company and rely upon our subsidiaries for cash flow to make payments of principal and interest on our outstanding indebtedness.
We are a holding company with no business operations or assets other than the capital stock of our direct and indirect subsidiaries. Consequently, we are dependent on dividends, distributions, loans and other payments from these subsidiaries to make payments of principal and interest on all of our indebtedness including our senior notes due 2024 (the "2024 Notes"), our senior notes due 2027 (the "2027 Notes"), our senior notes due 2033 (the "2033 Notes") and our convertible notes due 2022 (the "2022 Convertible Notes"), and together with the 2024 Notes, the 2027 Notes and the 2033 Notes, the "Notes"). The ability of our subsidiaries to pay dividends and make other payments to us will depend on their cash flows and earnings, which, in turn, will be affected by all of the factors discussed in this annual report. The ability of our direct and indirect subsidiaries to pay dividends and make distributions to us may be restricted by, among other things, applicable laws and regulations and by the terms of any debt agreements or other agreements into which they enter. If we are unable to obtain funds from our direct and indirect subsidiaries as a result of restrictions under their debt or other agreements, applicable laws and regulations or otherwise, we may not be able to pay cash interest or principal on the Notes when due.
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

Furthermore, to the extent that businesses are unable to generate cash flows sufficient to fund necessary capital expenditures during the COVID-19 pandemic, we may be required to seek additional capital through issuances of debt or equity securities; however, we may be unable to complete any such transactions on favorable terms to us, or at all.
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
As of December 31, 2020, the conditional conversion feature of the 2022 Convertible Notes had been triggered, allowing holders of the 2022 Convertible Notes to convert their 2022 Convertible Notes at any time during the period beginning on January 2, 2021 and ending at the close of business on March 31, 2021. The future conditional convertability of the 2022 Convertible Notes will be monitored at each quarterly reporting date and analyzed dependent upon market prices of our Class A common stock during the prescribed measurement periods, and as a result, it is possible that holders of the 2022 Convertible Notes will continue to be entitled to convert their 2022 Convertible Notes at any time during specified periods at their option. If one or more of the holders of the 2022 Convertible Notes elects to convert their 2022 Convertible Notes, unless we satisfy our conversion obligation by delivering only shares of our Class A common stock, we would be required settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
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
The activities of certain of the Company's subsidiaries and affiliates are regulated primarily within the U.S. by the SEC, FINRA, the NFA, the CFTC and other self-regulatory organizations, as well as various state agencies, and are also subject to regulation by other agencies in the various jurisdictions in which they operate and are offered, including the FCA, the European Securities and Markets Authority and the SFC of Hong Kong. Certain legislation proposing greater regulation of the industry is regularly considered by the U.S. Congress - as well as by the governing bodies of non-U.S. jurisdictions - and from time to time adopted as in the case of the Dodd-Frank Act in the U.S. and MiFID II in the EU.
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
These and other regulators in these jurisdictions have broad regulatory powers dealing with all aspects of financial services including, among other things, the authority to make inquiries of companies regarding compliance with applicable regulations, to grant permits and to regulate marketing and sales practices and the maintenance of adequate financial resources as well as significant reporting obligations to regulatory authorities. Under the EU Alternative Investment Fund Managers Directive, the Company will only be permitted to actively market its investment funds in the EU if certain disclosure and reporting obligations are met, and certain cooperation arrangements with the domicile of the investment vehicle are in place. As such, the Company may need to modify its strategies or operations, face increased constraints on its investment management business or incur additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment. It is difficult to predict the impact of such legislative initiatives on the Company and the markets in which it operates and/or invests.
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
We are also subject to laws and regulations, such as the GDPR, the CCPA and the GLBA, relating to the privacy of the information of clients, employees or others, and any failure to comply with these laws and regulations could expose us to liability and/or reputational damage. As new privacy-related laws and regulations are implemented and as the interpretation and enforcement of existing requirements evolves, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for non-compliance and reporting obligations in the case of data breaches, may significantly increase.
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
The Company's investment management business may be adversely affected if new or revised legislation or regulations are enacted, or by changes in the interpretation or enforcement of existing rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets and their participants. Such changes could place limitations on the type of investor that can invest in the Company's investment funds or on the conditions under which such investors may invest. Further, such changes may limit the scope of investing activities that may be undertaken by the Company's investment funds. It is impossible to determine the extent of the impact of any new or recently enacted laws or any other regulations or initiatives that may be proposed, or whether any proposed regulations or initiatives will become law. Compliance with any new laws or regulations could be difficult and expensive and affect the manner in which the Company's investment management business conducts itself, which may adversely impact its results of operations, financial condition and prospects.
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
MiFID II, which went into effect in January 2018, regulates the provision of investment services and activities throughout the European Economic Area. MiFID II requires that investment managers and investment advisors located in the EU "unbundle" research costs from commissions. As a result, investment firms subject to MiFID II may no longer pay for research using client commissions or "soft dollars". Such costs must now be paid directly by the investment firm or through a research payment account funded by clients and governed by a budget that is agreed by the client. We cannot predict the long-term effects that this new regulation will have on our research and sales and trading businesses. If investment managers and investment advisors reduce their spending on research or decide to trade with other broker-dealers as a result of the MiFID II regulations our business could be adversely affected.
The U.K. exit from the EU could adversely impact our business, results of operations and financial condition.
The U.K. left the EU on January 31, 2020, with a transition period until December 31, 2020 during which time the U.K. followed EU rules and a U.K.-EU trade agreement was negotiated governing EU and U.K. relations from January 1, 2021 resulting in a Trade and Cooperation Agreement together with a Political Declaration covering a number of areas including financial services. The Trade and Cooperation Agreement does not include substantive provisions for financial services, in particular it does not allow U.K. investment firms to provide services into the EU under the Passporting regime.

We conduct business in Europe primarily through our U.K. subsidiaries. Under the Trade and Cooperation Agreement, our U.K. subsidiaries are currently not able to rely on a "Passporting" regime on which our U.K. Subsidiaries may rely, that allows immediate access to the single EU market. If the U.K. and EU do not agree to a Passporting regime, we may need to establish one or more new regulated subsidiaries in the EU in order to provide our trading platform and certain post-trade services to clients in the EU.
In general, the potential impacts related to Brexit or the terms of the new economic and security relationship between the U.K. and the EU on the movement of goods, services, people and capital between the U.K. and the EU, customer behavior, economic conditions, interest rates, currency exchange rates, availability of capital or other matters are unclear and could adversely affect our businesses, including our revenues from our trading activities, particularly in Europe, and our results of operations and financial condition.
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
We began paying quarterly cash dividends to holders of record of our Class A common stock in March 2020. Although we expect to continue to pay dividends to our stockholders in accordance with our dividend policy, as described under the heading "Dividend Policy", we have no obligation to pay any dividend, and our dividend policy may change at any time without notice. The declaration and payment of dividends on our Class A common stock is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including general economic and business conditions; our financial condition and operating results; our available cash and current and anticipated cash needs; capital requirements; contractual restrictions (including under agreements related to indebtedness to which we are a party), legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us; and such other factors as our board of directors may deem relevant. For example, in the event that there is deterioration in our financial performance and/or our liquidity position, a downturn in global economic conditions or disruptions in the credit markets and our ability to obtain financing, our Board of Directors could decide to suspend dividend payments in the future. As a Delaware corporation, we are required to meet certain surplus thresholds for our Board of Directors to declare a dividend in accordance with the Delaware General Corporation Law. As a result, we may not pay dividends at all in the future.
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
In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock are reserved for issuance upon vesting of restricted stock units and performance-linked restricted stock units and upon the conversion of the 2022 Convertible Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of our securities and impair our ability to raise capital through the sale of additional equity securities.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal offices, all of which are leased, are located in New York City, Boston, San Francisco and London.  Our other offices, all of which are leased, are located in Atlanta, Chicago, Cleveland, Dallas, Greenwich, Houston, Lake Mary, Stamford, Washington D.C., Luxembourg, Belfast, and other various locations.  Our corporate headquarters are located in New York, New York and comprise approximately 124,000 square feet of leased space pursuant to a lease agreement through 2024. Our additional New York locations are comprised of approximately 46,000 square feet pursuant to lease agreements through

2025.  We lease approximately 19,100 square feet of space in Boston pursuant to lease agreements expiring through 2023.  In San Francisco, we lease approximately 26,000 square feet of space, pursuant to lease agreements expiring through 2025.  Our London offices are subject to lease agreements expiring through 2022.
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
Not Applicable.
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price Information and Stockholders
Our Class A common stock is listed and trades on the NASDAQ Global Market under the symbol "COWN." As of March 2, 2021, there were approximately 38 holders of record of our Class A common stock. This number does not include stockholders for whom shares were held in "nominee" or "street" name.
Dividend Policy
Though we currently expect that cash dividends comparable to cash dividends paid by us during our most recently completed fiscal year will continue to be paid in the future, the declaration and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors will take into account: general economic and business conditions; our financial condition and operating results; our available cash and current and anticipated cash needs; capital requirements;

contractual restrictions (including under agreements related to indebtedness to which we are a party), legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us; and such other factors as our board of directors may deem relevant.
We credit dividend equivalents on all unvested Restricted Stock Units and Performance Share Awards concurrently with the payment of dividends to the holders of Class A common stock. The dividend equivalents have the same vesting and delivery terms as the underlying award agreements relating to the Restricted Stock Units and Performance Share Awards.
Issuer Purchases of Equity Securities: Sales of Unregistered Securities
As of December 31, 2020, the Company's Board of Directors has approved a share repurchase program that authorizes the Company to purchase up to $271.5 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. The specific timing and amount of repurchases will vary depending on various factors, including, among others, market conditions and competing needs for the use of our capital. We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1. During the year ended December 31, 2020, through the share repurchase program, the Company repurchased 3,139,751 shares of Cowen Class A common stock at an average price of $15.07 per share.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our Class A common stock during the year ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month 1 (January 1, 2020 – January 31, 2020)
Common stock repurchases(1)	—	$—	—	$12,934,590
Employee transactions(2)	4,052	$16.00	—	—
Other (3)	3,051	$15.57	—	—
Total	7,103	$15.81	—
Month 2 (February 1, 2020 – February 29, 2020)
Common stock repurchases(1)	299,545	$16.16	299,545	$20,158,853
Employee transactions(2)	5,489	$16.89	—	—
Other (3)	—	—	—	—
Total	305,034	$16.17	299,545.00
Month 3 (March 1, 2020 – March 31, 2020)
Common stock repurchases(1)	1,084,112	$12.15	1,084,112	$6,981,750
Employee transactions(2)	219,016	$12.18	—	—
Other (3)	—	—	—	—
Total	1,303,128	$12.16	1,084,112
Month 4 (April 1, 2020 – April 30, 2020)
Common stock repurchases(1)	—	$—	—	$6,981,750
Employee transactions(2)	25,014	$9.66	—	—
Other (3)	—	—	—	—
Total	25,014	$9.66	—
Month 5 (May 1, 2020 – May 31, 2020)
Common stock repurchases(1)	—	$—	—	$6,981,750
Employee transactions(2)	105,347	$11.77	—	—
Other (3)	2,138	$10.33	—	—
Total	107,485	$11.74	—
Month 6 (June 1, 2020 – June 30, 2020)
Common stock repurchases(1)	446,800	$14.67	446,800	$24,165,575
Employee transactions(2)	131,799	$13.07	—	—
Other (3)	—	$—	—
Total	578,599	$14.30	446,800
Month 7 (July 1, 2020 – July 31, 2020)
Common stock repurchases(1)	—	$—	—	$24,165,575
Employee transactions(2)	3,450	$15.76	—	—
Other (3)	1,837	$14.38	—	—
Total	5,287	$15.28	—

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month 8 (August 1, 2020 – August 31, 2020)
Common stock repurchases(1)	236,790	$16.75	236,790	$20,199,771
Employee transactions(2)	—	$—	—	—
Other (3)	—	$—	—	—
Total	236,790	$16.75	236,790
Month 9 (September 1, 2020 – September 30, 2020)
Common stock repurchases(1)	907,464	$16.43	907,464	$5,294,360
Employee transactions(2)	11,535	$18.41	—	—
Other (3)	—	$—	—	—
Total	918,999	$16.45	907,464
Month 10 (October 1, 2020 – October 31, 2020)
Common stock repurchases(1)	8,690	$15.48	8,690	$24,865,439
Employee transactions(2)	—		—	—
Other (3)	721	$16.81	—	—
Total	9,411	$15.59	8,690
Month 11 (November 1, 2020 – November 30, 2020)
Common stock repurchases(1)	51,397	$22.55	51,397	$23,706,348
Employee transactions(2)	—		—	—
Total	51,397	$22.55	51,397
Month 12 (December 1, 2020 – December 31, 2020)
Common stock repurchases(1)	104,953	$24.56	104,953	$21,128,277
Employee transactions(2)	361,082	$24.51	—	—
Other (3)	—		—	—
Total	466,035	$24.53	104,953

Total (January 1, 2020 – December 31, 2020)
Common stock repurchases(1)	3,139,751	$15.07	3,139,751	$21,128,277
Employee transactions(2)	866,784	$17.48	—	—
Other (3)	7,747	$13.96	—	—
Total	4,014,282	$15.59	3,139,751
(1)    The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $271.5 million of the Company's outstanding Class A common stock.
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
Item 6.    Selected Financial Data
The following table sets forth our selected consolidated financial and other data for the years ended December 31, 2020, 2019, 2018, 2017, and 2016. The selected consolidated statements of financial condition data and consolidated statements of operations data as of and for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 have been derived from our audited consolidated financial statements. Any presentation reclassifications made in filings subsequent to the associated Form 10-K filing for each year have been applied here retrospectively as well. Our selected consolidated financial data are only a summary and should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands except per share data)
Consolidated Statements of Operations Data:
Revenues
Investment banking	$769,486	$375,025	$357,222	$223,614	$133,279
Brokerage	572,548	402,747	413,582	293,610	199,180
Management fees	47,515	32,608	29,658	33,245	40,612
Incentive income	592	1,547	3,117	5,383	8,334
Interest and dividends	187,459	174,913	108,009	49,440	14,732
Reimbursement from affiliates	1,048	1,026	1,038	2,860	10,504
Aircraft lease revenue	—	—	1,852	3,751	4,161
Reinsurance premiums	30,147	46,335	38,096	30,996	32,459
Other revenues	8,621	5,433	4,504	8,561	22,355
Consolidated Funds revenues	5,888	9,809	9,838	7,321	5,949
Total revenues	1,623,304	1,049,443	966,916	658,781	471,565
Interest and dividends expense	187,725	168,628	104,116	60,949	29,308
Total net revenues	1,435,579	880,815	862,800	597,832	442,257
Expenses
Employee compensation and benefits	860,531	535,772	512,627	404,087	310,038
Non-compensation expense	392,517	355,959	328,616	249,550	168,804
Reinsurance claims, commissions and amortization of deferred acquisition costs	33,905	44,070	41,086	30,486	29,904
Goodwill impairment	—	4,100	—	—	—
Consolidated Funds expenses	5,409	8,963	8,615	12,526	9,064
Total expenses	1,292,362	948,864	890,944	696,649	517,810
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	175,877	80,409	68,043	76,179	23,381
Bargain purchase gain	—	—	—	6,914	—
Gain/(loss) on debt extinguishment	2,719	—	(556)	(16,039)	—
Consolidated Funds net gains (losses)	(24,376)	58,363	56,255	38,725	20,685
Total other income (loss)	154,220	138,772	123,742	105,779	44,066
Income (loss) before income taxes	297,437	70,723	95,598	6,962	(31,487)
Income tax expense (benefit)	90,373	14,853	15,719	44,053	(19,092)
Net income (loss)	207,064	55,870	79,879	(37,091)	(12,395)
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(9,299)	31,239	37,060	23,791	6,882
Net income (loss) attributable to Cowen Inc.	216,363	24,631	42,819	(60,882)	(19,277)
Preferred stock dividends	6,792	6,792	6,792	6,792	6,792
Net income (loss) attributable to Cowen Inc. common stockholders	$209,571	$17,839	$36,027	$(67,674)	$(26,069)

Weighted average common shares outstanding:
Basic	27,790	29,525	29,545	29,492	26,857
Diluted	29,519	31,286	30,735	29,492	26,857
Earnings (loss) per share:
Basic	$7.54	$0.60	$1.22	$(2.29)	$(0.97)
Diluted	$7.10	$0.57	$1.17	$(2.29)	$(0.97)

	As of December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Consolidated Statements of Financial Condition Data:
Total assets	$7,828,199	$5,162,025	$3,346,303	$3,296,252	$2,018,523
Total liabilities	$6,659,078	$3,866,575	$2,270,093	$2,107,629	$866,668
Redeemable non-controlling interests	$—	$391,275	$216,923	$335,017	$280,527
Nonredeemable non-controlling interests	$199,624	$94,320	$64,880	$105,587	$98,678
Total Stockholders' Equity	$969,497	$809,855	$794,407	$748,019	$772,650

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
Overview
Cowen Inc., a Delaware corporation formed in 2009, is a diversified financial services firm that, together with its consolidated subsidiaries (collectively, "Cowen" or the "Company"), provides investment banking, research, sales and trading, prime brokerage, global clearing, securities financing, commission management services and investment management through its two business segments: the Operating Company ("Op Co") and the Asset Company ("Asset Co").
Operating Company
The Op Co segment consists of four divisions: the Cowen Investment Management ("CIM") division, the Investment Banking division, the Markets division (which includes sales and trading, prime brokerage, global clearing, securities financing and commission management services) and the Research division. The Company refers to the Investment Banking division, the Markets division and the Research division collectively as its investment banking businesses. Op Co's CIM division includes advisers to investment funds (including private equity structures and privately placed hedge funds), and registered funds. Op Co's investment banking businesses offer industry focused investment banking for growth-oriented companies including advisory and global capital markets origination, domain knowledge-driven research, sales and trading platforms for institutional investors, global clearing, commission management services and also a comprehensive suite of prime brokerage services.
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
•Commissions.  Our commission revenues depend for the most part on our customers' trading volumes and on the notional value of the non-U.S. securities traded by our customers.
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
External Factors Impacting Our Business
Our financial performance is highly dependent on the environment in which our businesses operate. We believe a favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low interest rates, low unemployment, strong business profitability and high business and investor confidence. Unfavorable or uncertain economic or market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability (or increases in the cost of) credit and capital, increases in inflation or interest rates, exchange rate volatility, unfavorable global asset allocation trends, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in the capital markets, global health crisis, such as the ongoing COVID-19 pandemic, or a combination of these or other factors. Until the COVID-19 pandemic subsides, we could experience reduced levels in certain of our investment banking activities, reduced revenues from incentive income in our investment management business and reduced investment income. Our businesses and profitability have been and may continue to be adversely affected by market conditions in many ways, including the following:
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
Basis of Presentation
The consolidated financial statements of the Company in this Form 10-K are prepared in accordance with Generally Accepted Accounting Principles in the United States ("US GAAP") as promulgated by the Financial Accounting Standards Board ("FASB") through Accounting Standards Codification (the "Accounting Standards") as the source of authoritative accounting principles in the preparation of financial statements and include the accounts of the Company, its subsidiaries, and entities in which the Company has a controlling financial interest or a substantive, controlling general partner interest. All material intercompany transactions and balances have been eliminated in consolidation. Certain fund entities that are consolidated in the consolidated financial statements, are not subject to these consolidation provisions with respect to their own investments pursuant to their specialized accounting.
The Company serves as the managing member/general partner and/or investment manager to affiliated fund entities which it sponsors and manages. Certain of these funds in which the Company has a substantive, controlling general partner interest are consolidated with the Company pursuant to US GAAP as described below (the “Consolidated Funds”). Consequently, the Company's consolidated financial statements reflect the assets, liabilities, income and expenses of these funds on a gross basis. The ownership interests in these funds which are not owned by the Company are reflected as redeemable and nonredeemable non-controlling interests in consolidated subsidiaries in the consolidated financial statements appearing elsewhere in this Form 10-K. The management fees and incentive income earned by the Company from these funds are eliminated in consolidation.
Acquisition
On October 1, 2020 (the "Acquisition Date"), the Company, through its indirect wholly owned subsidiary, Cowen and Company LLC (“C&C”), completed its previously announced acquisition (the "Acquisition") of certain assets and liabilities of MHT Partners, LP (“MHT Partners”). MHT Partners is an investment bank, based primarily in Dallas and San Francisco, focused on representing innovative companies in growing markets.
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
Non-Controlling Interests
Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities. When non-controlling interest holders have redemption features that can be exercised at the option of the holder currently or contingent upon the occurrence of future events, their ownership has been classified as temporary equity. Ownership which has been classified in permanent equity are non-controlling interests which are either not redeemable at the option of the holder or the holder does not have the unilateral right to redeem its ownership interests.
Investment Fund Performance and Assets Under Management
For the three months ended December 31, 2020, the performance of the Company's activist and merger arbitrage investment strategies (including the merger arbitrage-focused UCITS Fund) had positive results. The Company's healthcare royalty strategy is now making allocations from the strategy's fourth fund. Our private healthcare strategy is now deploying capital from its third fund, having made twenty investments by the end of the three months ended December 31, 2020, with a pipeline of opportunities ahead. Finally, our sustainable investing strategy is now deploying capital from its first fund, and has made two investments as of December 31, 2020, with a pipeline of opportunities ahead. The liquidation of certain multi-strategy hedge funds advised by the Company also continues.
As of December 31, 2020, the Company had assets under management of $12.5 billion.

Capability	Private Healthcare Investments	Healthcare Royalties	Activism	Merger Arbitrage	Sustainability	Other (a)
(dollars in millions)
AUM	$896	$3,579	$6,420	$392	$477	$715
Team
Private Equity	✓	✓			✓
Hedge Fund			✓	✓
Managed Account		✓	✓	✓	✓
UCITS				✓
Other						✓
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

As of December 31, 2020, the Company's invested capital amounted to a net value of $853.8 million (supporting a long market value of $993.8 million), representing approximately 88% of Cowen's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen's stockholders' equity as of December 31, 2020. The total net values presented in the table below do not tie to Cowen's consolidated statement of financial condition as of December 31, 2020 because they represent only some of the line items in the accompanying consolidated statement of financial condition.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Op Co
Broker-dealer capital and related trading	$567.4	59%
Public and Private Healthcare	68.8	7%
Liquid Alternative Trading	72.0	7%
Other	14.6	2%
Asset Co
Private Investments	131.0	14%
Total	853.8	88%
Cowen Inc. Stockholders' Equity	$969.5
The allocations shown in the table above will change over time.
Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) (which is a non-GAAP measure) of our Op Co and Asset Co segments follows the discussion of our total consolidated US GAAP results.

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

	Consolidated Statements of Operations
	Year Ended December 31,		Period to Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$769,486	$375,025	$394,461	105%
Brokerage	572,548	402,747	169,801	42%
Management fees	47,515	32,608	14,907	46%
Incentive income	592	1,547	(955)	(62)%
Interest and dividends	187,459	174,913	12,546	7%
Reimbursement from affiliates	1,048	1,026	22	2%
Reinsurance premiums	30,147	46,335	(16,188)	(35)%
Other revenues	8,621	5,433	3,188	59%
Consolidated Funds revenues	5,888	9,809	(3,921)	(40)%
Total revenues	1,623,304	1,049,443	573,861	55%
Interest and dividends expense	187,725	168,628	19,097	11%
Total net revenues	1,435,579	880,815	554,764	63%
Expenses
Employee compensation and benefits	860,531	535,772	324,759	61%
Reinsurance claims, commissions and amortization of deferred acquisition costs	33,905	44,070	(10,165)	(23)%
Operating, general, administrative and other expenses	369,840	335,499	34,341	10%
Depreciation and amortization expense	22,677	20,460	2,217	11%
Goodwill impairment	—	4,100	(4,100)	NM
Consolidated Funds expenses	5,409	8,963	(3,554)	(40)%
Total expenses	1,292,362	948,864	343,498	36%
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	175,877	80,409	95,468	119%
Gain/(loss) on debt extinguishment	2,719	—	2,719	NM
Consolidated Funds net gains (losses)	(24,376)	58,363	(82,739)	(142)%
Total other income (loss)	154,220	138,772	15,448	11%
Income (loss) before income taxes	297,437	70,723	226,714	321%
Income tax expense (benefit)	90,373	14,853	75,520	508%
Net income (loss)	207,064	55,870	151,194	271%
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(9,299)	31,239	(40,538)	(130)%
Net income (loss) attributable to Cowen Inc.	216,363	24,631	191,732	778%
Preferred stock dividends	6,792	6,792	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$209,571	$17,839	$191,732	1,075%
Revenues
Investment Banking
Investment banking revenues increased $394.5 million to $769.5 million for the year ended December 31, 2020 compared with $375.0 million in the prior year period. During the year ended December 31, 2020, the Company completed 165 underwriting transactions, 74 strategic advisory transactions and 12 debt capital markets transactions. During the year ended December 31, 2019, the Company completed 126 capital markets transactions, 48 strategic advisory transactions and 14 debt capital markets transactions.

Brokerage
Brokerage revenues increased $169.8 million to $572.5 million for the year ended December 31, 2020 compared with $402.7 million in the prior year period. This was attributable to an increase in Institutional Brokerage, primarily Special Situations and electronic trading commission revenue and an increase in Institutional Services, primarily Prime Brokerage. Customer trading volumes across the industry (according to Bloomberg) increased 56% for the year ended December 31, 2020 compared to the prior year period.
Management Fees
Management fees increased $14.9 million to $47.5 million for the year ended December 31, 2020 compared with $32.6 million in the prior year period. This increase is primarily related to the healthcare royalty business, our healthcare investments business and our sustainable investments business.
Incentive Income
Incentive income decreased $0.9 million to $0.6 million for the year ended December 31, 2020 compared with $1.5 million in the prior year period. This decrease is primarily related to the merger arbitrage business. Revenue recognition standards, effective January 1, 2018, require the Company to recognize the majority of incentive income allocated to the Company as net gains (losses) on securities, derivatives and other investments or as incentive income when the fees are no longer subject to reversal or are crystallized.
Interest and Dividends
Interest and dividends increased $12.6 million to $187.5 million for the year ended December 31, 2020 compared with $174.9 million in the prior year period. Interest and dividends amounts are primarily attributable to securities finance activity. The increase in the securities finance activity is due to higher customer demand which has created more matched book opportunities for international securities.
Reimbursements from Affiliates
Reimbursements from affiliates remained fairly flat at $1.0 million for the year ended December 31, 2020 compared with $1.0 million in the prior year period.
Reinsurance Premiums
Reinsurance premiums decreased $16.2 million to $30.1 million for the year ended December 31, 2020 compared with $46.3 million in the prior year period. This decrease is because premiums from policies that were not renewed in 2020 outweighed premiums from new policies in 2020 and because of lower activity in certain existing contracts due to COVID-19.
Other Revenues
Other revenues increased $3.2 million to $8.6 million for the year ended December 31, 2020 compared with $5.4 million in the prior year period. The increase relates to an increase in board monitoring fees from our private equity business.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $3.9 million to $5.9 million for the year ended December 31, 2020 compared with $9.8 million in the prior year period. The decrease is due to the deconsolidation of two consolidated funds during 2020.
Interest and Dividends Expense
Interest and dividends expense increased $19.1 million to $187.7 million for the year ended December 31, 2020 compared with $168.6 million in the prior year period. Interest and dividends amounts are primarily attributable to securities finance activities. There was an increase in the securities finance activity due to higher customer demand which has created more matched book opportunities for international securities.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $324.7 million to $860.5 million for the year ended December 31, 2020 compared with $535.8 million in the prior year period. The increase is primarily due to $573.9 million higher total revenues as well as an increase of $15.4 million in other income (loss) during 2020 as compared to 2019 and thus resulting in a higher compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 48% for the year ended December 31, 2020, compared with 45% in the prior year period.

Reinsurance Claims and Commissions
Reinsurance-related expenses decreased $10.2 million to $33.9 million for the year ended December 31, 2020 compared with $44.1 million in the prior year period. This decrease is due to fewer policies in force during 2020 compared to 2019 partially offset by a higher loss ratio.
Operating, General, Administrative and Other Expenses
Operating, general, administrative and other expenses increased $34.3 million to $369.8 million for the year ended December 31, 2020 compared with $335.5 million in the prior year period. The increase is primarily related to higher brokerage and trade execution costs as well as higher underwriting fees, due to higher brokerage and investment banking revenues, offset only partially by decreased marketing and business development expenses and occupancy costs.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $2.2 million to $22.7 million for the year ended December 31, 2020 compared with $20.5 million in the prior year period. The increase is primarily related to an increase in tangible and intangible assets related to software purchases and recent acquisitions.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $3.6 million to $5.4 million for the year ended December 31, 2020 compared with $9.0 million in the prior year period. The decrease is due to the deconsolidation of two consolidated funds during 2020.
Other Income (Loss)
Other income (loss) increased $15.4 million to $154.2 million for the year ended December 31, 2020 compared with $138.8 million in the prior year period. The increase in other income (loss) was primarily attributable to the increase in Net gains (losses) on securities, derivatives and other investments which relates to an increase in performance in our activist investments, and Cowen Merchant Banking, specifically the $27 million increase in our investment in electric truck maker Nikola Corporation. The liquid strategy increases were partially offset by the impairment of our Surfside real estate investment. The increase was partially offset by a decrease in Other Income (loss) from Consolidated Funds which decreased during 2020 due to weaker performance of our UCITS Fund and losses in the Ramius Merger Fund LLC compared to the prior year period. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Income Taxes
Income tax expense increased $75.5 million to $90.4 million for the year ended December 31, 2020 compared with an income tax expense of $14.9 million in the prior year period. This change is primarily attributable to the change in the Company’s income before income taxes for the respective periods.
Net Income (Loss) Attributable to Non-controlling Interests
Net income (loss) attributable to non-controlling interests decreased $40.5 million to a loss of $9.3 million for the year ended December 31, 2020 compared with income of $31.2 million in the prior year period. The decrease was primarily the result of a decrease in income earned from our Cowen Private fund as 2019 had a large amount of positive realizations and the fund continues to wind down into 2020. We also experienced weaker performance in the Merger Fund and UCITS Fund prior to their deconsolidation in 2020. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

	Consolidated Statements of Operations
	Year Ended December 31,		Period to Period
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$375,025	$357,222	$17,803	5%
Brokerage	402,747	413,582	(10,835)	(3)%
Management fees	32,608	29,658	2,950	10%
Incentive income	1,547	3,117	(1,570)	(50)%
Interest and dividends	174,913	108,009	66,904	62%
Reimbursement from affiliates	1,026	1,038	(12)	(1)%
Aircraft lease revenue	—	1,852	(1,852)	NM
Reinsurance premiums	46,335	38,096	8,239	22%
Other revenues	5,433	4,504	929	21%
Consolidated Funds revenues	9,809	9,838	(29)	—%
Total revenues	1,049,443	966,916	82,527	9%
Interest and dividends expense	168,628	104,116	64,512	62%
Total net revenues	880,815	862,800	18,015	2%
Expenses
Employee compensation and benefits	535,772	512,627	23,145	5%
Reinsurance claims, commissions and amortization of deferred acquisition costs	44,070	41,086	2,984	7%
Operating, general, administrative and other expenses	335,499	316,180	19,319	6%
Depreciation and amortization expense	20,460	12,436	8,024	65%
Goodwill impairment	4,100	—	4,100	NM
Consolidated Funds expenses	8,963	8,615	348	4%
Total expenses	948,864	890,944	57,920	7%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	80,409	68,043	12,366	18%
Gain/(loss) on debt extinguishment	—	(556)	556	NM
Consolidated Funds net gains (losses)	58,363	56,255	2,108	4%
Total other income (loss)	138,772	123,742	15,030	12%
Income (loss) before income taxes	70,723	95,598	(24,875)	(26)%
Income tax expense (benefit)	14,853	15,719	(866)	(6)%
Net income (loss)	55,870	79,879	(24,009)	(30)%
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	31,239	37,060	(5,821)	(16)%
Net income (loss) attributable to Cowen Inc.	24,631	42,819	(18,188)	(42)%
Preferred stock dividends	6,792	6,792	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$17,839	$36,027	$(18,188)	(50)%
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
Interest and Dividends
Interest and dividends increased $66.9 million to $174.9 million for the year ended December 31, 2019 compared with $108.0 million in the prior year period. This is primarily attributable to an increase in the securities finance activity due to customer demand which has created greater matched book opportunities for both domestic and international securities.
Reimbursements from Affiliates
Reimbursements from affiliates remained fairly flat at $1.0 million for the year ended December 31, 2019 and the prior year period.
Aircraft Lease Revenues
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
Consolidated Funds Revenues
Consolidated Funds revenues remained flat at $9.8 million for the year ended December 31, 2019 and prior year period.
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
Reinsurance Claims Commissions
Reinsurance related expenses increased $3.0 million to $44.1 million for the year ended December 31, 2019 compared with $41.1 million in the prior year period. This increase is primarily due to additional reinsurance-related expenses in 2019 from additional reinsurance policies, partially offset by a better claims experience in 2019 compared to 2018.

Operating, General, Administrative and Other Expenses
Operating, general, administrative and other expenses increased $19.3 million to $335.5 million for the year ended December 31, 2019 compared with $316.2 million in the prior year period. The increase is primarily related to increased professional fees and client servicing and business development costs.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $8.1 million to $20.5 million for the year ended December 31, 2019 compared with $12.4 million in the prior year period. The increase in amortization expenses primarily related to intangibles acquired through the Quarton acquisition in January 2019.
Consolidated Funds Expenses
Consolidated Funds expenses increased $0.4 million to $9.0 million for the year ended December 31, 2019 compared with $8.6 million in the prior year period. The increase is due to increased professional, advisory and other fees expenses in the Consolidated Funds.
Other Income (Loss)
Other income (loss) increased $15.1 million to $138.8 million for the year ended December 31, 2019 compared with $123.7 million in the prior year period. The increase primarily relates to an increase in performance in the Company's own invested capital, primarily Cowen Healthcare (the healthcare investment strategy), and our activist strategy. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Income Taxes
Income tax expense decreased $0.8 million to $14.9 million for the year ended December 31, 2019 compared with an income tax expense of $15.7 million in the prior year period. This change is primarily attributable to the change in the Company's income before income taxes and non-deductible expenses for the respective periods.
Net Income (Loss) Attributable to Non-controlling Interests
Net income (loss) attributable to non-controlling interests decreased $5.9 million to $31.2 million for the year ended December 31, 2019 compared with $37.1 million in the prior year period. The decrease was primarily the result of a decrease in income earned by the Merger Fund in the current year period offset partially by an increase in performance of our Cowen Private fund (our healthcare strategy). Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Segment Analysis, Economic Income (Loss) and related components
Economic Income (Loss) and related components
The Company presents supplemental financial measures that are not prepared in accordance with US GAAP. These non-GAAP financial measures include (i) Economic Income (Loss), (ii) Economic Operating Income (Loss), (iii) Economic Proceeds and related components, (iv) Net Economic Proceeds and related components (v) Economic Expenses and related components and (vi) related per share measures. The Company believes that these non-GAAP financial measures, viewed in addition to, and not in lieu of, the Company’s reported US GAAP results, provide useful information to investors and analysts regarding its performance and overall results of operations as it presents investors and analysts with a supplemental operating view of the Company’s financials to help better inform their analysis of the Company’s performance.
These Non-GAAP financial measures are an integral part of the Company’s internal reporting to measure the performance of its business segments, allocate capital and other strategic decisions as well as assess the overall effectiveness of senior management. The Company believes that presenting these non-GAAP measures may provide expanded transparency into the Company’s business operations, growth opportunities and expense allocation decisions.
The Company’s primary non-GAAP financial measures of profit or loss are Economic Income (Loss) and Economic Operating Income (Loss). Economic Income (Loss) is a pre-tax measure that (i) includes management reclassifications which the Company believes provides additional insight on the performance of the Company’s core businesses and divisions (ii) eliminates the impact of consolidation for Consolidated Funds and excludes (iii) goodwill and intangible impairment (iv) certain other transaction-related adjustments and/or reorganization expenses and (v) certain costs associated with debt. Economic Operating Income (Loss) is a similar measure but before depreciation and amortization expenses. The Company believes that these non-GAAP financial measures provide analysts and investors transparency into the measures of profit and loss management uses to evaluate the financial performance of and make operating decisions for the segments including determining appropriate compensation levels. Additionally, the measures provide investors and analysts with additional insight into the activities of the Company’s core businesses, taking into account, among other things, the impact of minority investment stakes, securities borrowing and lending activities and expenses from investment banking activities on US GAAP reported results.
In addition to Economic Income (Loss) and Economic Operating Income (Loss), the Company also presents Economic Proceeds, Net Economic Proceeds, Economic Expenses, as well as their related components. These measures include management reclassifications and the elimination of the impact of the consolidation for Consolidated funds as described for Economic Income (Loss) and Economic Operating Income (Loss) described above. These adjustments are meant to provide comparability to our peers as well as to provide investors and analysts with transparency into how the Company manages its operating businesses and how analysts and investors review and analyze the Company’s and its peers’ similar lines of businesses. For example, among others, within the Company’s Op Co business segment, investors and analysts typically review and analyze the performance of investment banking revenues net of underwriting expenses and excluding the impact of reimbursable expenses. Additionally, the performance of the Company’s Markets business is typically analyzed as a unit incorporating commissions, interest from securities financing transactions and gains and losses from proprietary and facilitation trading. The Company’s investment management business performance is analyzed and reviewed by investors and analysts through investment income, incentive income and management fees. The presentation of Economic Proceeds, Net Economic Proceeds, Economic Expenses as well as their related components align with these and other examples of how the Company’s business activities and performance are reviewed by analysts and investors in addition to providing simplification related to legacy businesses and investments for which the Company maintains long-term monetization strategies . Additionally, the Company manages its operating businesses to an Economic Compensation-to-Proceeds ratio. Presentation of Economic Compensation Expense and Economic Proceeds provides transparency in addition to the Company’s US GAAP Compensation Expense.
Reconciliations to comparable US GAAP measures are presented along with the Company’s Non-GAAP financial measures. The non-GAAP measures presented herein may not be comparable to similarly titled measures presented by other public companies and are not identical to corresponding measures used in our various agreements or public filings.
These Non-GAAP measures should not be considered in isolation or as a substitute for revenue, expenses, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with US GAAP. As a result of the adjustments made to arrive at Economic Income (Loss) described below, Economic Income (Loss) has limitations in that it does not take into account certain items included or excluded under US GAAP, including its consolidated funds.
For a reconciliation of US GAAP net income (loss) to Economic Income (Loss) for the periods presented and additional information regarding the reconciling adjustments discussed above, see the following section "Reconciliation of US GAAP (Unaudited) to Non-GAAP Measures".

The Company conducts its operations through two segments: Op Co and Asset Co. The Company's principle sources of revenues included in Economic Income (Loss) are derived from activities in the following business segments. The Op Co and Asset Co segments do not conduct inter-segment transactions.
The Op Co segment generates revenue through five principal sources: investment banking revenue, brokerage revenue, management fees, incentive income and investment income from the Company's own capital.
The Asset Co segment generates revenue through management fees, incentive income and investment income from the Company’s own capital.
Year Ended December 31, 2020 Compared with Year Ended December 30, 2019
Total Economic Operating Income (Loss) was $335.9 million for the year ended December 31, 2020, an increase of $271.8 million compared to Economic Operating Income (Loss) of $64.1 million in the prior year period. Total Economic Income (Loss) was $313.2 million for the year ended December 31, 2020, an increase of $269.5 million compared to Economic Income (Loss) of $43.7 million in the prior year period.
Economic Proceeds included in total Economic Income (Loss) were $1,556.3 million for the year ended December 31, 2020, an increase of $616.5 million compared to $939.8 million in the prior year period. This was primarily related to an increase in investment banking and brokerage revenues.
Operating Company Segment
Economic Proceeds

	Year Ended December 31,		Total Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Economic Proceeds
Investment banking	$729,180	$351,085	$378,095	108%
Brokerage	652,647	459,143	193,504	42%
Management fees	58,154	40,321	17,833	44%
Incentive income	83,435	44,600	38,835	87%
Investment income (loss)	37,786	32,614	5,172	16%
Other economic proceeds	775	5,785	(5,010)	(87)%
Total: Economic Proceeds	1,561,977	933,548	628,429	67%
Economic Interest Expense	24,519	22,576	1,943	9%
Net Economic Proceeds	$1,537,458	$910,972	$626,486	69%
Economic Proceeds The Op Co segment economic proceeds included in Economic Income (Loss) were $1,562.0 million for the year ended December 31, 2020, an increase of $628.4 million compared to $933.5 million in the prior year period.
Investment Banking Economic Proceeds increased $378.1 million to $729.2 million for the year ended December 31, 2020 compared with $351.1 million in the prior year period. During the year ended December 31, 2020, the Company completed 165 underwriting transactions, 74 strategic advisory transactions and 12 debt capital markets transactions. During the year ended December 31, 2019, the Company completed 126 capital markets transactions, 48 strategic advisory transactions and 14 debt capital markets transactions.
Brokerage Economic Proceeds increased $193.5 million to $652.6 million for the year ended December 31, 2020, compared with $459.1 million in the prior year period. This was attributable to an increase in Institutional Brokerage, primarily Special Situations and electronic trading commission revenue and an increase in Institutional Services, primarily Prime Brokerage. Customer trading volumes across the industry (according to Bloomberg) increased 56% for the year ended December 31, 2020 compared to the prior year period.
Management Fees Economic Proceeds for the segment increased $17.9 million to $58.2 million for the year ended December 31, 2020 compared with $40.3 million in the prior year period. This increase is primarily related to the healthcare royalty business and our healthcare investments business.
Incentive Income (Loss) Economic Proceeds for the segment increased $38.8 million to $83.4 million for the year ended December 31, 2020 compared with $44.6 million in the prior year period. This increase was primarily related to an increase in performance fees from our healthcare investments businesses and our activist strategy.

Investment Income (Loss) Economic Proceeds for the segment increased $5.2 million to $37.8 million for the year ended December 31, 2020 compared with income of $32.6 million in the prior year period. The increase primarily relates to an increase in performance by our merchant banking investments, namely electric truck maker Nikola Corporation, merchant banking and our activist investments. The liquid strategy increases were partially offset by the impairment of our Surfside real estate investment.
Other Income (Loss) Economic Proceeds for the segment decreased $5.0 million to $0.8 million for the year ended December 31, 2020 compared with $5.8 million in the prior year period. This decrease is because premiums from policies that were not renewed in 2020 outweighed premiums from new policies in 2020 and because of lower activity in certain existing contracts due to COVID-19.
Economic Interest Expenses were $24.5 million for the year ended December 31, 2020, an increase of $1.9 million compared with $22.6 million in the prior year period.
Net Economic Proceeds were $1,537.5 million for the year ended December 31, 2020, an increase of $626.5 million compared with $911.0 million in the prior year period.

Economic Expenses

	Year Ended December 31,		Total Period-to-Period
	2020	2019	$ Change	% Change
Economic Expenses	(dollars in thousands)
Employee compensation and benefits	$860,753	$532,468	$328,285	62%
Non-Compensation Expense	312,173	294,614	17,559	6%
Depreciation & Amortization	22,655	20,403	2,252	11%
Non-Controlling Interest	6,892	4,796	2,096	44%
Total: Economic Expenses	$1,202,473	$852,281	$350,192	41%
Economic Expenses were $1,202.5 million for the year ended December 31, 2020, an increase of $350.2 million compared with $852.3 million in the prior year period.
Economic Compensation Expenses were $860.8 million compared to $532.5 million in the prior year period. The increase was due to higher revenues offset only partially by a lower economic compensation-to-proceeds ratio. The economic compensation-to-proceeds ratio was 55% a decrease from 57% in the prior year period.
Economic Non-compensation Expenses Fixed non-compensation expense increased $2.1 million to $146.2 million for the year ended December 31, 2020 compared with $144.1 million in the prior year period. The increase is primarily related to increased service, professional, advisory and other fees offset partially by lower occupancy and equipment expenses. Variable non-compensation expense which primarily are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $15.4 million to $165.9 million for the year ended December 31, 2020 compared with $150.5 million in the prior year period. The increase is related to increased brokerage and trade execution costs partially offset by lower marketing and business development costs.
Economic Depreciation and Amortization Expenses increased to $22.7 million for the year ended December 31, 2020 compared with $20.4 million in the prior year period.
Economic Non-controlling interests increased by $2.1 million to $6.9 million for the year ended December 31, 2020 compared with $4.8 million in the prior year period. Non-controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.

Economic Income and Economic Operating Income

	Year Ended December 31,		Total Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Economic Income (Loss)	$329,381	$53,257	$276,124	518%
Add back: Depreciation and amortization expense	22,655	20,403	2,252	11%
Economic Operating Income (Loss)	$352,036	$73,660	$278,376	378%
* Economic Income (loss) is net of preferred dividends
Economic Income (Loss) was $329.4 million for the year ended December 31, 2020 compared with $53.3 million in the prior year period.
Economic Operating Income (Loss) was $352.0 million for the year ended December 31, 2020 compared with $73.7 million in the prior year period.

Asset Co Segment

	Year Ended December 31,		Total Period-to-Period
	2020	2019	$ Change	% Change
Economic Proceeds	(dollars in thousands)
Management fees	$946	$1,976	$(1,030)	(52)%
Incentive income	1,927	1,132	795	70%
Investment income (loss)	(8,564)	3,111	(11,675)	(375)%
Other economic proceeds	5	58	(53)	(91)%
Total: Economic Proceeds	(5,686)	6,277	(11,963)	(191)%
Economic Interest Expense	5,123	5,449	(326)	(6)%
Net Economic Proceeds	$(10,809)	$828	$(11,637)	(1,405)%
Economic Proceeds The Asset Co segment proceeds included in Economic Income (Loss) were a loss of $5.7 million for the year ended December 31, 2020, a decrease of $12.0 million compared with $6.3 million in the prior year period.
Management Fees Economic Proceeds for the segment decreased $1.0 million to $0.9 million for the year ended December 31, 2020 compared with $2.0 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from the Company's real estate investments.
Incentive Income (Loss) Economic Proceeds for the segment increased $0.8 million to $1.9 million for the year ended December 31, 2020 compared with $1.1 million in the prior year period. This increase was related to an increase in performance fees from the Company's multi-strategy business.
Investment Income (Loss) Economic Proceeds for the segment decreased $11.7 million to $(8.6) million for the year ended December 31, 2020, compared with $3.1 million in the prior year period. The decrease primarily relates to a decrease in valuation of our legacy real estate investments.
Economic Interest Expenses were $5.1 million for the year ended December 31, 2020, a decrease of $0.3 million compared with $5.4 million in the prior year period.
Net Economic Proceeds for the segment were $10.8 million for the year ended December 31, 2020, an increase of $11.6 million compared with $0.8 million in the prior year period.

Economic Expenses

	Year Ended December 31,		Total Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Economic Expenses
Employee compensation and benefits	$3,767	$5,070	$(1,303)	(26)%
Non-Compensation Expense	350	3,924	(3,574)	(91)%
Depreciation & Amortization	22	36	(14)	(39)%
Total: Economic Expenses	$4,139	$9,030	$(4,891)	(54)%

Economic Expenses were $4.1 million for the year ended December 31, 2020, a decrease of $4.9 million compared to $9.0 million in the prior year period.
Economic Compensation Expenses were $3.8 million for the year ended December 31, 2020, compared to $5.1 million in the prior year period. The decrease was due to lower revenues related to investment income losses. This resulted in an economic compensation-to-proceeds ratio of (66)%, a decrease from 81% in the prior year period.
Economic Non-compensation Expenses Fixed non-compensation expense decreased $2.2 million to $0.3 million for the year ended December 31, 2020 compared with $2.5 million in the prior year period. The decrease is primarily related to decreased professional, advisory and other fees and fees related to our real estate business. Variable non-compensation expenses are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities.
Economic Depreciation and Amortization Expenses remained fairly flat for the year ended December 31, 2020 compared to December 31, 2019 and relates to costs allocated from general company assets.
Economic Income and Economic Operating Income

	Year Ended December 31,		Total Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Economic Income (Loss)	$(16,136)	$(9,560)	$(6,576)	69%
Add back: Depreciation and amortization expense	22	36	(14)	(39)%
Economic Operating Income (Loss)	$(16,114)	$(9,524)	$(6,590)	69%
* Economic Income (loss) is net of preferred dividends
Economic Income (Loss) was $(16.1) million for the year ended December 31, 2020 compared with $(9.6) million in the prior year period.
Economic Operating Income (Loss) was $(16.1) million for the year ended December 31, 2020 compared with $(9.5) million in the prior year period.
Year Ended December 31, 2019 Compared with Year Ended December 30, 2018
Total Economic Operating Income (Loss) (which is Economic Income (Loss) was $64.1 million for the year ended December 31, 2019, a decrease of $16.4 million compared to Economic Operating Income (Loss) of $80.5 million in the prior year period. Total Economic Income (Loss) was $43.7 million for the year ended December 31, 2019, a decrease of $25.2 million compared to Economic Income (Loss) of $68.9 million in the prior year period.
Proceeds included in total Economic Income (Loss) were $939.8 million for the year ended December 31, 2019, an increase of $30.8 million compared to $909.0 million in the prior year period. This was primarily related to an increase in investment banking and incentive income offset partially by a decrease in brokerage income.

Operating Company Segment
Economic Proceeds

	Year Ended December 31,		Total Period-to-Period
	2019	2018	$ Change	% Change
	(dollars in thousands)
Economic Proceeds
Investment banking	$351,085	$329,062	$22,023	7%
Brokerage	459,143	467,117	(7,974)	(2)%
Management fees	40,321	43,466	(3,145)	(7)%
Incentive income	44,600	16,269	28,331	174%
Investment income (loss)	32,614	38,776	(6,162)	(16)%
Other economic proceeds	5,785	(1,619)	7,404	(457)%
Total: Economic Proceeds	933,548	893,071	40,477	5%
Economic Interest Expense	22,576	17,490	5,086	29%
Net Economic Proceeds	$910,972	$875,581	$35,391	4%

Economic Proceeds The Op Co segment Economic Proceeds included in Economic Income (Loss) were $933.5 million for the year ended December 31, 2019, an increase of $40.4 million compared to $893.1 million in the prior year period.
Investment Banking Economic Proceeds increased $22.0 million to $351.1 million for the year ended December 31, 2019 compared with $329.1 million in the prior year period. During the year ended December 31, 2019, the Company completed 126 capital markets transactions, 48 strategic advisory transactions and 14 debt capital markets transactions. During the year ended December 31, 2018, the Company completed 114 underwriting transactions, 30 strategic advisory transactions and seven debt capital markets transactions.
Brokerage Economic Proceeds decreased $8.0 million to $459.1 million for the year ended December 31, 2019, compared with $467.1 million in the prior year period. This was attributable to a decrease in institutional services and cross asset revenues partially offset by an increase in commission management revenue. Customer trading volumes across the industry (according to Bloomberg) decreased 4% for the year ended December 31, 2019 compared to the prior year period.
Management Fees Economic Proceeds for the segment decreased $3.2 million to $40.3 million for the year ended December 31, 2019 compared with $43.5 million in the prior year period. This increase in management fees was primarily related to an increase from our healthcare royalty business partially offset by a decrease in management fees from our activist business.
Incentive Income (Loss) Economic Proceeds for the segment increased $28.3 million to $44.6 million for the year ended December 31, 2019 compared with $16.3 million in the prior year period. This increase was related to an increase in performance fees from our activist and healthcare investments businesses.
Investment Income (Loss) Economic Proceeds for the segment decreased $6.2 million to $32.6 million for the year ended December 31, 2019 compared with income of $38.8 million in the prior year period. The decrease primarily relates to a decrease in relative performance of the Merger strategy and our Private Investments (Linkem and Formation 8).
Other Income (Loss) Economic Proceeds for the segment increased $7.4 million to $5.8 million for the year ended December 31, 2019 compared with $1.6 million in the prior year period. The increase is due to higher premiums and lower claims and claims-related reserves from our reinsurance business through 2019 compared to the same period in 2018.
Economic Interest Expenses were $22.6 million for the year ended December 31, 2019, an increase of $5.1 million compared to $17.5 million in the prior year period.
Net Economic Proceeds were $911.0 million for the year ended, an increase of $35.4 million compared to $875.6 million in the prior year period.

Economic Expenses

	Year Ended December 31,		Total Period-to-Period
	2019	2018	$ Change	% Change
	(dollars in thousands)
Economic Expenses
Employee compensation and benefits	$532,468	$498,771	$33,697	7%
Non-Compensation Expense	294,614	278,099	16,515	6%
Depreciation & Amortization	20,403	11,402	9,001	79%
Non-Controlling Interest	4,796	4,212	584	14%
Total: Economic Expenses	$852,281	$792,484	$59,797	8%

Economic Expenses were $852.3 million for the year ended December 31, 2019, an increase $59.8 million compared to $792.5 million in the prior year period.
Economic Compensation Expenses expense was $532.5 million compared to $498.8 million in the prior year period. The increase was due to higher revenues. The economic compensation-to-proceeds ratio was 57%, an increase from 56% in the prior year period.
Economic Non-compensation Expenses Fixed non-compensation expenses increased $9.0 million to $144.1 million for the year ended December 31, 2019 compared with $135.1 million in the prior year period. The increase is primarily related to increased professional, advisory and other fees offset partially by lower expenses from equity investments. Variable non-compensation expense which primarily are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $7.5 million to $150.5 million for the year ended December 31, 2019 compared with $143.0 million in the prior year period. The increase is related to increased marketing and business development costs offset partially by lower brokerage and trade execution costs.
Economic Depreciation and Amortization Expenses increased to $20.4 million for the year ended December 31, 2019 compared with $11.4 million in the prior year period.
Economic Non-controlling interests increased by $0.6 million to $4.8 million for the year ended December 31, 2019 compared with $4.2 million in the prior year period. Non-controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
Economic Income and Economic Operating Income

	Year Ended December 31,		Total Period-to-Period
	2019	2018	$ Change	% Change
	(dollars in thousands)
Economic Income (Loss)	$53,257	$77,935	$(24,678)	(32)%
Add back: Depreciation and amortization expense	20,403	11,402	9,001	79%
Economic Operating Income (Loss)	$73,660	$89,337	$(15,677)	(18)%
* Economic Income (loss) is net of preferred dividends
Economic Income (Loss) was $53.3 million for the year ended December 31, 2019 compared with $77.9 million in the prior year period.
Economic Operating Income (Loss) was $73.7 million for the year ended December 31, 2019 compared with $89.3 million in the prior year period.

Asset Co Segment
Economic Proceeds

	Year Ended December 31,		Total Period-to-Period
	2019	2018	$ Change	% Change
Economic Proceeds	(dollars in thousands)
Management fees	$1,976	$5,709	$(3,733)	(65)%
Incentive income	1,132	7,035	(5,903)	(84)%
Investment income (loss)	3,111	2,753	358	13%
Other economic proceeds	58	451	(393)	(87)%
Total: Economic Proceeds	6,277	15,948	(9,671)	(61)%
Economic Interest Expense	5,449	5,523	(74)	(1)%
Net Economic Proceeds	$828	$10,425	$(9,597)	(92)%

Economic Proceeds The Asset Co segment Economic Proceeds included in Economic Income (Loss) were income of $6.3 million for the year ended December 31, 2019, a decrease of $9.7 million compared with $15.9 million in the prior year.
Management fees Economic Proceeds for the segment decreased $3.7 million to $2.0 million for the year ended December 31, 2019 compared with $5.7 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from the real estate investments.
Incentive income Economic Proceeds for the segment decreased $5.9 million to $1.1 million for the year ended December 31, 2019 compared with income of $7.0 million in the prior year period. This decrease was related to a decrease in performance fees from the real estate investments and was partially offset by an increase in performance fees from the multi-strategy business.
Investment income Economic Proceeds for the segment increased $0.3 million to income of $3.1 million for the year ended December 31, 2019 compared with income of $2.8 million in the prior year period. The increase primarily relates to an increase in performance of the Company's own invested capital.
Economic Interest Expenses were $5.4 million for the year ended December 31, 2019, a decrease of $0.1 million for the year ended December 31, 2019 compared with $5.5 million in the prior year period.
Net Economic Proceeds were $0.8 million for the year ended December 31, 2019, a decrease of $9.6 million compared with $10.4 million in the prior year period.
Economic Expenses

	Year Ended December 31,		Total Period-to-Period
	2019	2018	$ Change	% Change
	(dollars in thousands)
Economic Expenses
Employee compensation and benefits	$5,070	$10,847	$(5,777)	(53)%
Non-Compensation Expenses	3,924	6,059	(2,135)	(35)%
Depreciation & Amortization	36	181	(145)	(80)%
Non-Controlling Interest	—	742	(742)	(100)%
Total: Economic Expenses	$9,030	$17,829	$(8,799)	(49)%

Economic Expenses were $9.0 million for the year ended December 31, 2019, a decrease of $8.8 million compared with $17.8 million in the prior year period.
Economic Compensation Expenses expense was $5.1 million compared to $10.8 million in the prior year period. The decrease was due to lower revenues offset only partially by a higher economic compensation-to-proceeds ratio. The economic compensation-to-proceeds ratio was 81%, an increase from 68% in the prior year period.

Economic Non-compensation Expenses decreased $2.9 million to $2.5 million for the year ended December 31, 2019 compared with $5.4 million in the prior year period. The decrease is primarily related to decreased professional, advisory and other fees and fees related to our real estate business. Variable non-compensation expense which primarily are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $0.8 million to $1.4 million for the year ended December 31, 2019 compared with $0.6 million in the prior year period. The increase is related to increased marketing and business development costs offset partially by lower brokerage and trade execution costs.
Economic Depreciation and Amortization Expenses remained fairly flat for the year ended December 31, 2019 compared to December 31, 2018 and relates to costs allocated from general company assets.
Economic Non-controlling interests There were no economic non-controlling interests for the year ended December 31, 2019 compared with $0.7 million in the prior year period. Non-controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
Economic Income and Economic Operating Income

	Year Ended December 31,		Total Period-to-Period
	2019	2018	$ Change	% Change
	(dollars in thousands)

Economic Income (Loss)	$(9,560)	$(9,034)	$(526)	6%
Add back: Depreciation and amortization expense	36	181	(145)	(80)%
Economic Operating Income (Loss)	$(9,524)	$(8,853)	$(671)	8%

* Economic Income (loss) is net of preferred dividends
Economic Income (Loss) was $(9.6) million for the year ended December 31, 2019 compared with $(9.0) million in the prior year period.
Economic Operating Income (Loss) was $(9.5) million for the year ended December 31, 2019 compared with $(8.9) million in the prior year period.

Reconciliation of US GAAP to Non-GAAP Measures for the years ended December 31, 2020, 2019 and 2018

The following tables reconciles total US GAAP Revenues to total Economic Proceeds for the twelve months ended December 31, 2020, 2019 and 2018:

		(unaudited)
		Year Ended December 31, 2020
(Dollar amounts in thousands)		Investment Banking	Brokerage	Management Fees	Incentive Income	Investment Income	Interest and Dividends	Reimbursement from Affiliates	Reinsurance premiums	Other revenues	Consolidated Funds Revenues	Other Income (Loss)	Total
Total US GAAP Revenues and Other Income (Loss)		$769,486	$572,548	$47,515	$592	$—	$187,459	$1,048	$30,147	$8,621	$5,888	$154,220	$1,777,524
Management Presentation Reclassifications:
Underwriting expenses	a	(22,565)	—	—	—	—	—	—	—	—	—	—	(22,565)
Reimbursable client expenses	b	(17,741)	—	—	—	—	—	(1,098)	—	—	—	—	(18,839)
Securities financing interest expense	c	—	14,499	—	—	—	(142,998)	—	—	—	—	—	(128,499)
Fund start-up costs and distribution fees	d	—	(293)	(3,970)	(719)	—	—	—	—	(2,529)	—	—	(7,511)
Certain equity method investments	e	—	—	12,540	24,121	—	—	—	—	—	—	(28,346)	8,315
Carried interest	f	—	—	—	61,335	—	—	—	—	—	—	(61,335)	—
Proprietary trading gains and losses	g	—	—	—	—	42,564	(17,442)	—	—	(1,518)	—	(56,351)	(32,747)
Insurance related activities expenses	h	—	—	—	—	—	—	—	(30,147)	(3,759)	—	—	(33,906)
Facilitation trading gains and losses	i	—	65,893	—	—	(13,342)	(27,019)	—	—	—	—	(31,768)	(6,236)
Total Management Presentation Reclassifications:		(40,306)	80,099	8,570	84,737	29,222	(187,459)	(1,098)	(30,147)	(7,806)	—	(177,800)	(241,988)
Fund Consolidated Reclassifications	l	—	—	3,015	33	—	—	50	—	(35)	(5,888)	26,299	23,474
Income Statement Adjustments:
Debt extinguishment	q	—	—	—	—	—	—	—	—	—	—	(2,719)	(2,719)
Total Economic Proceeds		$729,180	$652,647	$59,100	$85,362	$29,222	$—	$—	$—	$780	$—	$—	$1,556,291

		(unaudited)
		Year Ended December 31, 2019
(Dollar amounts in thousands)		Investment Banking	Brokerage	Management Fees	Incentive Income	Investment Income	Interest and Dividends	Reimbursement from Affiliates	Reinsurance premiums	Other revenues	Consolidated Funds Revenues	Other Income (Loss)	Total
Total US GAAP Revenues and Other Income (Loss)		$375,025	$402,747	$32,608	$1,547	$—	$174,913	$1,026	$46,335	$5,433	$9,809	$138,772	$1,188,215
Management Presentation Reclassifications:
Underwriting expenses	a	(15,067)	—	—	—	—	—	—	—	—	—	—	(15,067)
Reimbursable client expenses	b	(15,485)	—	—	—	—	—	(1,148)	—	—	—	—	(16,633)
Securities financing interest expense	c	—	22,198	—	—	—	(132,000)	—	—	—	—	—	(109,802)
Fund start-up costs and distribution fees	d	—	—	(5,500)	—	—	—	—	—	(1,123)	—	—	(6,623)
Certain equity method investments	e	—	—	12,919	19,975	—	—	—	—	—	—	(25,204)	7,690
Carried interest	f	—	—	—	23,610	—	—	—	—	—	—	(23,610)	—
Proprietary trading gains and losses	g	—	—	—	—	54,455	(24,067)	—	—	(725)	—	(44,631)	(14,968)
Insurance related activities expenses	h	—	—	—	—	—	—	—	(46,335)	2,243	—	—	(44,092)
Facilitation trading gains and losses	i	6,612	34,198	—	—	(18,730)	(18,846)	—	—	—	—	(8,662)	(5,428)
Total Management Presentation Reclassifications:		(23,940)	56,396	7,419	43,585	35,725	(174,913)	(1,148)	(46,335)	395	—	(102,107)	(204,923)
Fund Consolidated Reclassifications	l	—	—	2,270	600	—	—	122	—	15	(9,809)	(36,665)	(43,467)
Total Economic Proceeds		$351,085	$459,143	$42,297	$45,732	$35,725	$—	$—	$—	$5,843	$—	$—	$939,825

		(unaudited)
		Year Ended December 31, 2018
(Dollar amounts in thousands)		Investment Banking	Brokerage	Management Fees	Incentive Income	Investment Income	Interest and Dividends	Reimbursement from Affiliates	Aircraft lease revenue	Reinsurance premiums	Other revenues	Consolidated Funds Revenues	Other Income Gain/Loss	Total
Total US GAAP Revenues and Other Income (Loss)		$357,222	$413,582	$29,658	$3,117	$—	$108,009	$1,038	$1,852	$38,096	$4,504	$9,838	$123,742	$1,090,658
Management Presentation Reclassifications:
Underwriting expenses	a	(15,282)	—	—	—	—	—	—	—	—	—	—	—	(15,282)
Reimbursable client expenses	b	(12,878)	—	—	—	—	—	(1,307)	—	—	—	—	—	(14,185)
Securities financing interest expense	c	—	4,744	—	—	—	(59,019)	—	—	—	—	—	—	(54,275)
Fund start-up costs and distribution fees	d	—	—	(1,111)	(6,365)	—	—	—	—	—	(1,407)	—	—	(8,883)
Certain equity method investments	e	—	—	18,114	6,567	—	—	—	—	—	—	—	(12,680)	12,001
Carried interest	f	—	—	—	19,933	—	—	—	—	—	—	—	(19,933)	—
Proprietary trading gains and losses	g	—	—	—	—	41,529	(22,060)	—	(1,852)	—	(506)	—	(31,501)	(14,390)
Insurance related activities expenses	h	—	—	—	—	—	—	—	—	(38,096)	(2,986)	—	—	(41,082)
Facilitation trading gains and losses	i	—	48,791	—	—	—	(26,930)	—	—	—	—	—	(25,260)	(3,399)
Total Management Presentation Reclassifications:		(28,160)	53,535	17,003	20,135	41,529	(108,009)	(1,307)	(1,852)	(38,096)	(4,899)	—	(89,374)	(139,495)
Fund Consolidated Reclassifications	l	—	—	2,514	52	—	—	269	—	—	—	(9,838)	(35,494)	(42,497)
Income Statement Adjustments:
Acquisition adjustments	n	—	—	—	—	—	—	—	—	—	(773)	—	—	(773)
Debt extinguishment	q	—	—	—	—	—	—	—	—	—	—	—	570	570
Exited business costs	r	—	—	—	—	—	—	—	—	—	—	—	556	556
Total Income Statement Adjustments:		—	—	—	—	—	—	—	—	—	(773)	—	1,126	353
Total Economic Proceeds		$329,062	$467,117	$49,175	$23,304	$41,529	$—	$—	$—	$—	$(1,168)	$—	$—	$909,019

The following table reconciles total US GAAP interest and dividends expense to total Economic Interest Expense for the years ended December 31, 2020, 2019 and 2018:

		(unaudited)
		Year Ended December 31,
(Dollar amounts in thousands)		2020	2019	2018
Total US GAAP Interest & Dividend Expense		$187,725	$168,628	$104,116
Management Presentation Reclassifications:
Securities financing interest expense	c	(128,499)	(109,802)	(54,275)
Proprietary trading gains and losses	g	(18,849)	(21,076)	(12,003)
Facilitation trading gains and losses	i	(6,236)	(5,428)	(3,399)
Total Management Presentation Reclassifications:		(153,584)	(136,306)	(69,677)
Income Statement Adjustments:
Amortization of discount/(premium) on debt	m	(4,499)	(4,297)	(11,426)
Total Economic Interest Expense		$29,642	$28,025	$23,013

The following tables reconcile total US GAAP Expenses and non-controlling interests to total Economic Expenses for the years ended December 31, 2020, 2019 and 2018:

		(unaudited)
		Year Ended December 31, 2020
(Dollar amounts in thousands)		Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total
Total US GAAP		$860,531	$431,831	$(9,299)	$1,283,063
Management Presentation Reclassifications:
Underwriting expenses	a	—	(22,565)	—	(22,565)
Reimbursable client expenses	b	—	(18,839)	—	(18,839)
Fund start-up costs and distribution fees	d	—	(7,511)	—	(7,511)
Certain equity method investments	e	—	8,315	—	8,315
Proprietary trading gains and losses	g	—	5,686	(19,584)	(13,898)
Insurance related activities expenses	h	—	(33,906)	—	(33,906)
Associated partner/banker compensation	j	5,377	(5,377)	—	—
Management company non-Controlling interest	k	(1,388)	(5,504)	6,892	—
Total Management Presentation Reclassifications:		3,989	(79,701)	(12,692)	(88,404)
Fund Consolidated Reclassifications	l	—	(5,409)	28,883	23,474
Income Statement Adjustments:
Acquisition adjustments	n	—	(9,098)	—	(9,098)
Goodwill and other impairment	o	—	(2,423)	—	(2,423)
Total Income Statement Adjustments:		—	(11,521)	—	(11,521)
Total Economic Expenses		$864,520	$335,200	$6,892	$1,206,612

		(unaudited)
		Year Ended December 31, 2019
(Dollar amounts in thousands)		Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total
Total US GAAP		$535,772	$413,092	$31,239	$980,103
Management Presentation Reclassifications:
Underwriting expenses	a	—	(15,067)	—	(15,067)
Reimbursable client expenses	b	—	(16,633)	—	(16,633)
Fund start-up costs and distribution fees	d	—	(6,623)	—	(6,623)
Certain equity method investments	e	—	7,690	—	7,690
Proprietary trading gains and losses	g	—	2,843	3,265	6,108
Insurance related activities expenses	h	—	(44,092)	—	(44,092)
Associated partner/banker compensation	j	3,419	(3,419)	—	—
Management company non-Controlling interest	k	(1,653)	(3,143)	4,796	—
Total Management Presentation Reclassifications:		1,766	(78,444)	8,061	(68,617)
Fund Consolidated Reclassifications	l	—	(8,963)	(34,504)	(43,467)
Income Statement Adjustments:
Acquisition adjustments	n	—	(2,608)	—	(2,608)
Goodwill and other impairment	o	—	(4,100)	—	(4,100)
Total Income Statement Adjustments:		—	(6,708)	—	(6,708)
Total Economic Expenses		$537,538	$318,977	$4,796	$861,311

		(unaudited)
		Year Ended December 31, 2018
(Dollar amounts in thousands)		Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total
Total US GAAP		$512,627	$378,317	$37,060	$928,004
Management Presentation Reclassifications:
Underwriting expenses	a	—	(15,282)	—	(15,282)
Reimbursable client expenses	b	—	(14,185)	—	(14,185)
Fund start-up costs and distribution fees	d	—	(8,883)	—	(8,883)
Certain equity method investments	e	—	12,001	—	12,001
Proprietary trading gains and losses	g	—	(1,154)	(1,233)	(2,387)
Insurance related activities expenses	h	—	(41,082)	—	(41,082)
Management company non-Controlling interest	k	(3,009)	4,954	(1,945)	—
Total Management Presentation Reclassifications:		(3,009)	(63,631)	(3,178)	(69,818)
Fund Consolidated Reclassifications	l	—	(8,615)	(33,882)	(42,497)
Income Statement Adjustments:
Acquisition adjustments	n	—	(3,550)	—	(3,550)
Exited business costs	r	—	(1,826)	—	(1,826)
Total Income Statement Adjustments:		—	(5,376)	—	(5,376)
Total Economic Expenses		$509,618	$300,695	$—	$810,313

The following table reconciles US GAAP Net Income (loss) Attributable to Cowen Inc. Common Stockholders to Economic Income (loss) and Economic Operating Income (loss) for the years ended December 31, 2020, 2019 and 2018:

		(unaudited)
		Year Ended December 31,
(Dollar amounts in thousands)		2020	2019	2018

US GAAP Net income (loss) attributable to Cowen Inc. common stockholders		$209,571	$17,839	$36,027
Income Statement Adjustments:
Income tax expense (benefit)	p	90,373	14,853	15,719
Amortization of discount (premium) on debt	m	4,499	4,297	4,010
Exited business costs	r	—	—	2,395
Debt extinguishment	q	(2,719)	—	7,972
Goodwill and other impairment	o	2,423	4,100	—
Transaction-related and other costs	n	9,098	2,608	2,778
Economic Income (Loss)		$313,245	$43,697	$68,901
Add back: Depreciation and amortization expense		22,677	20,439	11,583
Economic Operating Income (Loss)		$335,922	$64,136	$80,484

Management Reclassifications
Management reclassification adjustments and fund consolidation reclassification adjustments have no effect on economic income. These adjustments are reclassifications to change the location of certain line items.
a	Underwriting expenses: Economic Income (Loss) presents investment banking revenues net of underwriting expenses.
b	Reimbursable client expenses: Economic Income (Loss) presents expenses reimbursed from clients and affiliates within their respective expense category but is included as a part of revenues under US GAAP.
c	Securities financing interest expense: Economic Income (Loss) brokerage revenues included net securities borrowed and securities loaned activities which are shown gross in interest income and interest expense for US GAAP.
d	Fund start-up costs and distribution fees: Economic Income (Loss) presents revenues net of fund start-up costs and distribution fees paid to agents.
e	Certain equity method investments: Economic Income (Loss) recognizes the Company's proportionate share of management and incentive fees and associated share of expenses on a gross basis for equity method investments within the activist business, real estate operating entities and the healthcare royalty business. The Company applies the equity method of accounting to these entities and accordingly the results from these businesses are recorded within Other Income (Loss) for US GAAP.
f	Carried interest: The Company applies an equity ownership model to carried interest which is recorded in Other Income (Loss) for US GAAP. The Company presents carried interest as incentive income for Economic Income (Loss).
g	Proprietary trading gains and losses: Economic Income (Loss) recognizes Company income from proprietary trading (including interest and dividends) for which the majority of this activity is shown in other income (loss) for US GAAP reporting.
h	Insurance related activities expenses: Economic Income (Loss) recognizes underwriting income from the Company's insurance related activities, net of expenses, within other revenue. The costs are recorded within expenses for US GAAP reporting.
i	Facilitation trading gains and losses: Economic Income (Loss) recognizes gains and losses on investments held as part of the Company's facilitation and trading business within brokerage revenues as these investments are directly related to the markets business activities.
j	Associated partner/banker compensation reclassification: Economic Income (Loss) presents certain payments to associated banking partners as compensation rather than non-compensation expenses.
k	Management company non-controlling interest: Economic income (Loss) non-controlling interest represents only operating entities that are not wholly owned by the Company. The Company also presents non-controlling interests within total expenses for Economic Income (Loss).
Fund Consolidation Reclassifications
l	The impacts of consolidation and the related elimination entries of the Consolidated Funds are not included in Economic Income (Loss). Adjustments to reconcile to US GAAP Net Income (Loss) included elimination of incentive income and management fees earned from the Consolidated Funds and addition of investment fund expenses excluding management fees paid, investment fund revenues and investment income (loss).
Income Statement Adjustments
m	Economic Income (Loss) excludes the amortization of discount (premium) on debt.
n	Economic Income (Loss) excludes acquisition related adjustments.
o	Economic Income (Loss) excludes goodwill and other impairments.
p	Economic Income (Loss) excludes income taxes.
q	Economic Income (Loss) excludes gain/(loss) on debt extinguishment.
r	Economic income (Loss) excludes certain exited business costs

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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. However, the Company’s assessment could be affected by various risks and uncertainties, including but not limited to, the effects of the COVID-19 pandemic. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of December 31, 2020, we had cash and cash equivalents of $645.2 million and net liquid investment assets of $954.5 million, which includes cash and cash equivalents and short-term investments held by foreign subsidiaries as of December 31, 2020 of $65.1 million. The Company continues to permanently reinvest the capital and accumulated earnings of its subsidiaries in the United Kingdom, Germany, Switzerland, Canada, South Africa and Hong Kong.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid by March 15th.
As a clearing member firm providing services to certain of our brokerage customers, we are subject to cash deposit requirements with clearing organizations, brokers and banks that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers' trading activity and market volatility. At December 31, 2020, the Company had security deposits totaling $105.0 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures.
Unfunded commitments
The following table summarizes unfunded commitments as of December 31, 2020:

Entity	Unfunded Commitments	Commitment term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	$7,571	4 years
Eclipse Ventures Fund I, L.P.	$59	4 years
Eclipse Fund II, L.P.	$100	5 years
Eclipse Continuity Fund I, L.P.	$58	6 years
Cowen Healthcare Investments II LP	$1,202	1 year
Cowen Healthcare Investments III LP	$5,094	6 years
Cowen Sustainable Investments I LP	$10,639	9 years
(a) The Company is a limited partner of the HealthCare Royalty Partners funds (which are managed by Healthcare Royalty Management) and is a member of HealthCare Royalty Partners General Partners. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners.
Due to the nature of the securities business and our role as a market-maker and execution agent, the amount of our cash and short-term investments, as well as operating cash flow, may vary considerably due to a number of factors, including the dollar value of our positions as principal, whether we are net buyers or sellers of securities, the dollar volume of executions by our customers and clearinghouse requirements, among others. Certain regulatory requirements constrain the use of a portion of our liquid assets for financing, investing or operating activities. Similarly, due to the nature of our business lines, the capital necessary to maintain current operations and our current funding needs subject our cash and cash equivalents to different requirements and uses.
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum, which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and accrued a cash dividend in respect of the Series A Convertible Preferred Stock of $6.8 million, for the years ended December 31, 2020, 2019, and 2018, respectively.
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
Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, into a number of shares of the Company's Class A common stock equal to the liquidation preference of $1,000 divided by the conversion rate. The initial conversion rate (subsequent to the December 5, 2016 reverse stock split) is 38.0619 shares (which equates to $26.27 per share) of the Company's Class A common stock for each share of the Series A Convertible Preferred Stock. At any time on or after May 20, 2020, when the Company's capped call option expired, the Company may elect to convert all outstanding shares of the Series A Convertible Preferred Stock into shares of the Company's Class A common stock, cash or a combination thereof, at the Company's election, in each case, based on the then-applicable conversion rate (which at December 31, 2020 was 38.488), if the last reported sale price of the Company's Class A common stock equals or exceeds 150% of the then-current conversion price on at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days (including on the last trading day of such period) immediately prior to such election. At the time of conversion, the conversion rate may be adjusted based on certain events, including but not limited to the issuance of cash dividends or Class A common stock as dividends to the Company's Class A common shareholders or a share split or combination. The Company has the intent and ability to settle the preferred shares in cash and, as a result, the preferred shares do not have an impact on the Company's diluted earnings per share calculation (See Note 26).
The Company may also incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital.
Regulation
As registered broker-dealers, Cowen and Company, ATM Execution, Cowen Prime and Westminster are subject to the SEC's Uniform Net Capital Rule 15c3-1 ("SEC Rule 15c3-1"), which requires the maintenance of minimum net capital. Each registered broker-dealer has elected to compute net capital under the alternative method permitted by that rule. Under the alternative method, Cowen and Company's minimum net capital requirement, as defined in (a)(4) of SEC Rule 15c3-1, is equal to the greater of $1.0 million or 2% of aggregate debits arising from customer transactions. ATM Execution, Cowen Prime and Westminster are required to maintain minimum net capital, as defined in (a)(1)(ii) of SEC Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debits arising from customer transactions. Advances to affiliates, repayment of borrowings, distributions, dividend payments, and other equity withdrawals are subject to certain notification and other provisions of SEC Rule 15c3-1 and other regulatory bodies.
On May 1, 2020, Cowen and Company completed its merger with Cowen Execution. Cowen and Company is the surviving entity. The merger had no impact to the Company’s financial results. On July 3rd, 2020, Cowen Execution’s registration was formally terminated with FINRA.
Cowen Prime is also subject to Commodity Futures Trading Commission ("CFTC") Regulation 1.17 ("Regulation 1.17"). Regulation 1.17 requires net capital equal to or in excess of $45,000 or the amount of net capital required by SEC Rule 15c3-1, whichever is greater. Cowen and Company is also subject to Options Clearing Corporation ("OCC") Rule 302. OCC Rule 302 requires maintenance of net capital equal to the greater of $2.0 million or 2% of aggregate debit items. At December 31, 2020, Cowen and Company had $288.2 million of net capital in excess of this minimum requirement.
Cowen International Ltd and Cowen Execution Ltd are subject to the capital requirements of the U.K. Financial Conduct Authority ("FCA"), as defined, and must exceed the minimum capital requirement set forth by the FCA.
Cowen Asia, a previously established entity, was re-registered with regulatory approval on May 17, 2019. Cowen Asia is subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources must exceed the Total Financial Resources requirement of the SFC.
As of December 31, 2020, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA or SFC requirement and excess as follows:

Subsidiary	Net Capital	Net Capital Requirement	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$291,803	$3,594	$288,209
ATM Execution	$3,857	$250	$3,607
Cowen Prime	$18,553	$250	$18,303
Westminster	$29,330	$250	$29,080
Cowen International Ltd	$29,511	$22,699	$6,812
Cowen Execution Ltd	$12,188	$3,331	$8,857
Cowen Asia	$2,030	$387	$1,643
The Company's U.S. broker-dealers must also comply with SEC Rule 15c3-3 or claim an exemption pursuant to subparagraphs (k)(2)(i) or (k)(2)(ii) of that rule. Firms can rely on more than one exemption. Cowen Prime and ATM Execution claim the (k)(2)(ii) exemption with regard to all of their customer accounts and transactions that are introduced on a fully-disclosed basis to their clearing agents for clearing, settlement and custody. Cowen Prime and Westminster claim the (k)(2)(i) exemption with regards to customer transactions and balances that are cleared, settled and custodied in bank accounts designated as Special Accounts for the Exclusive Benefit of Customers ("Special Bank Accounts"). Westminster also claims exemption for other business activities that are not covered under (k)(2)(i) contemplated by Footnote 74 of the SEC Release No. 34-70073 adopting amendments to 17 C.F.R. § 240.17a-5 for receiving transaction-based compensation in return for providing commission management services.
In accordance with the requirements of SEC Rule 15c3-3, Cowen and Company may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of December 31, 2020, Cowen and Company had segregated approximately $49.2 million of cash, while its required deposit was $31.3 million.
As a clearing broker-dealer, Cowen and Company is required to compute a reserve requirement for proprietary accounts of broker-dealers ("PAB"), as defined in SEC Rule 15c3-3. Cowen and Company conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEC Rule 15c3-3. This allows each correspondent firm that uses Cowen and Company as its clearing broker-dealer to classify its PAB account assets held at Cowen and Company as allowable assets in the correspondent's net capital calculation. At December 31, 2020, Cowen and Company had $28.8 million of cash on deposit in PAB Reserve Bank Accounts, which was more than its required deposit of $19.2 million. Cowen and Company, ATM Execution, and Cowen Prime also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. The CFTC has finalized rules establishing capital requirements and financial reporting requirements for CFTC registered swap dealers not subject to regulation by a banking regulator. The SEC has finalized rules establishing similar standards for an entity registering as a standalone securities-based swaps dealer. Compliance with these rules is required by October 6, 2021. Cowen Financial Products LLC is expected to comply with the SEC capital rules for standalone securities-based swaps dealers by the effective date. Under the rules there is a minimum net capital requirement for, among others, an entity that acts as a dealer in security-based swaps, which is the greater of $20 million or 2% (that the SEC could, in the future, increase up to 4% or 8% of a risk margin amount. The risk margin amount means the sum of (i) the total initial margin required to be maintained by the SEC securities-based swaps dealer at each clearing agency with respect to securities-based swaps transactions cleared for securities-based swap customers and (ii) the total initial margin amount calculated by the SEC securities-based swaps dealer swaps dealer with respect to non-cleared securities-based swaps under new SEC rules.
Cowen's Luxembourg reinsurance companies, Vianden RCG Re SCA and Hollenfels, individually and their Luxembourg parent holding company, Ramius Enterprise Luxembourg Holdco S.à r.l., on a combined basis with the reinsurance companies, are required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each reinsurance company's individual solvency capital ratio as well as the combined solvency capital ratio of the holding and reinsurance companies calculated as of December 31 of each year must exceed a minimum requirement. As of, December 31, 2019, all of these entities were in excess of this minimum requirement. Hollenfels and Vianden RCG Re SCA were tested at December 31, 2020 and were again in excess of the minimum requirement. The remaining company is expected to be also in compliance at its next testing date of December 31, 2020.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen's captive insurance company incorporated and licensed in the state of

New York, was required to maintain capital and surplus of approximately $0.3 million as of December 31, 2020. RCG Insurance Company’s capital and surplus as of December 31, 2020 totaled approximately $6.4 million.

Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities and realized returns on its own invested capital. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash provided by operating activities of $521.3 million for the year ended December 31, 2020 was primarily related to (i) Company net income, (ii) proceeds from securities owned, at fair value, held at broker-dealers (iii) increase in payable to customers offset partially by the decrease in purchases of securities owned, at fair value, the decrease in securities borrowed, and the decrease in receivable from brokers, dealers and clearing organizations. Net cash used in operating activities of $179.9 million for the year ended December 31, 2019 was primarily related to the purchases of securities owned, at fair value, held at broker dealer, offset partially by stock borrow stock loan activity. Net cash provided by operating activities of $324.5 million for the year ended December 31, 2018 was primarily related to the (i) proceeds from sales of other investments in consolidated funds (ii) proceeds from sales of securities owned, at fair value, (iii) increase in payable to customers offset by decrease in receivable from brokers, dealers and clearing organizations and purchases of securities owned, at fair value.
Investing Activities.    Net cash used in investing activities of $20.8 million for the year ended December 31, 2020 was primarily related to the purchases of other investments only partially offset by the proceeds from sales of other investments. Net cash used in investing activities of $47.6 million for the year ended December 31, 2019 was primarily related to the purchase of Quarton and other investments. Net cash used in investing activities of $17.9 million for the year ended December 31, 2018 was primarily related to purchases of other investments partially offset by proceeds from sales of other investments.
Financing Activities.    Net cash provided by financing activities for the year ended December 31, 2020 of $25.6 million was primarily related to (i) capital contributions by non-controlling interests in Consolidated Funds offset only partially by capital withdrawals by non-controlling interests in Consolidated Funds and (ii) borrowings on notes and other debt offset only partially by repayments on notes and other debt.  Net cash provided by financing activities for the year ended December 31, 2019 of $200.4 million was primarily related to (i) capital contributions by non-controlling interests offset only partially by capital withdrawals by non-controlling interests in Consolidating Funds and (ii) borrowings on notes and other debt. Net cash provided by financing activities for the year ended December 31, 2018 of $128.7 million was primarily related to capital withdrawal to non-controlling interests in Consolidating Funds offset partially contributions from non-controlling interests in Consolidated Funds.
Debt
December 2022 Convertible Notes
The Company, on December 14, 2017, issued $135.0 million aggregate principal amount of 3.00% convertible senior notes due December 2022 (the “December 2022 Convertible Notes”). The December 2022 Convertible Notes are due on December 15, 2022 unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such date. The interest on the December 2022 Convertible Notes is payable semi-annually on December 15 and June 15 of each year. The December 2022 Convertible Notes are senior unsecured obligations of Cowen. The December 2022 Convertible Notes may be converted into cash or shares of Class A common stock at the Company's election based on the current conversion price (which at December 31, 2020 was 58.198). The December 2022 Convertible Notes were issued with an initial conversion price of $17.375 per share of Cowen's Class A common stock.
On June 26, 2018, the Company received shareholder approval for the Company to settle the December 2022 Convertible Notes entirely in Class A common stock. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity. Pursuant to the indenture governing the December 2022 Convertible Notes, conversions of the December 2022 Convertible Notes will be settled by the delivery and/or payment, as the case may be, of Cowen’s Class A Common Stock, cash, or a combination thereof, at the Company's election. The Company has the intent and ability to settle the convertible notes in cash and, as a result, the convertible notes do not have an impact on the Company's diluted earnings per share calculation (See Note 26).
The Company recognized the embedded cash conversion option at issuance date fair value, which also represents the initial unamortized discount on the December 2022 Convertible Notes of $23.4 million and is shown net in convertible debt in the accompanying consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying consolidated statements of operations is $4.6 million, $4.3 million and $4.0 million for the years ended December 31, 2020, 2019, and 2018, respectively, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2022 Convertible Notes in interest and dividends expense in the accompanying consolidated statements of operations. The Company recorded interest expense of $4.0 million, $4.1 million and $4.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.
During December 2020, the Company repurchased and extinguished $46.9 million of the outstanding principal amount of the December 2022 Convertible Notes for cash consideration of $70.5 million. In conjunction with the partial extinguishment of the December 2022 Convertible Notes, the Company accelerated the pro rata unamortized discount of $3.6 million and capitalized debt issuance costs of $0.4 million. The Company allocated $29.6 million of the cash consideration paid to the extinguishment of the equity component of the December 2022 Convertible Notes. The Company recognized $2.7 million of gain on debt extinguishment. As of December 31, 2020, the outstanding principal amount of the December 2022 Convertible Notes was $88.1 million.
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, which is shown net in notes payable in the accompanying consolidated statement of financial condition. To date the May 2024 Notes have maintained their initial private rating, and the interest rate has remained unchanged. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $5.7 million and $2.9 million for the years ended December 31, 2020 and 2019, respectively. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in December 2019, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes in interest and dividends expense in the accompanying consolidated statements of operations.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the "June 2033 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $7.7 million, $7.7 million and $4.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes in interest and dividends expense in the accompanying consolidated statements of operations.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the "December 2027 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $10.1 million, $10.1 million and $10.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes in interest and dividends expense in the accompanying consolidated statements of operations. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
Term Loans
On June 30, 2017, a subsidiary of the Company borrowed $28.2 million to fund general corporate purposes. In July 2019, the subsidiary of the Company borrowed separately, from the same lender, $4.0 million to fund general corporate purposes. Each loan was secured by the value of the Company's limited partnership interests in two affiliated investment funds. The Company had provided a guarantee for these loans. Both loans had an effective interest rate of London Inter-bank Offered Rate ("LIBOR") plus 3.75% with a lump sum payment of the entire combined principal amount due (as amended) on June 26, 2020 when they were both fully repaid. The Company recorded interest expense of $0.8 million, $1.8 million and $1.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Other Notes Payable
During January 2020, the Company borrowed $2.9 million to fund insurance premium payments. This note had an effective interest rate of 2.01% and was due in December 2020, with monthly payment requirements of $0.3 million. As of December 31, 2020, the note was fully repaid. Interest expense for the years ended December 31, 2020, 2019, and 2018 was insignificant.
During November 2019, the Company borrowed $2.6 million to fund general corporate capital expenditures. This note had an effective interest rate of 6% and is due in November 2024, with monthly payment requirements of $0.1 million. As of December 31, 2020, the outstanding balance on this note was $2.1 million. Interest expense for the years ended December 31, 2020 was $0.1 million and for year ended December 31, 2019 was insignificant.
On September 30, 2020, the Company borrowed $72.0 million from Purple Protected Asset S-91 ("PPA S-91"), a Luxembourg entity unrelated to Cowen. The loan is payable on September 30, 2023, had an initial interest rate of 1.4 times the Secured Overnight Financing Rate ("SOFR") plus 6.07% until December 31, 2020 and 1.4 times the SOFR plus 5.8% thereafter with quarterly interest payments. The loan obligation, as well as a loan issued by The Military Mutual Ltd (a United Kingdom company unrelated to Cowen) with principal of $28.4 million that was sold by Hollenfels to PPA S-91 at fair value for no gain or loss on September 30, 2020, are fully cash collateralized through a reinsurance policy provided by Hollenfels which is reflected in cash collateral pledged in the consolidated statements of financial condition as of December 31, 2020 (see Notes 4 and 18). The Company capitalized debt issuance costs of approximately $1.7 million which is a direct deduction from the carrying value of the loan and will be amortized over the life of the loan in interest and dividends expense shown in the accompanying consolidated statements of operations. The Company recorded interest expense of $1.2 million for the year ended December 31, 2020 related to its loan payable to PPA S-91.
Spike Line
Pursuant to an amendment in May 2020, Cowen and Company replaced Cowen Execution as the borrower and accepted, reaffirmed and assumed all of Cowen Execution’s rights, duties, obligations and liabilities under the spike line facility and the related loan documents. In August 2020, Cowen and Company renewed a one-year committed spike line facility to cover short term increases in National Securities Clearing Corporation margin deposit requirements. The spike line facility has a capacity of $70 million. This facility has (i) an effective interest rate equal to the Federal Funds rate plus 2.50% on any money drawn from the liquidity facility and (ii) a commitment or unused line fee that is 50 basis points on the undrawn amount. All amounts outstanding under this facility were fully repaid during the second quarter of 2020. Interest expense for the year ended December 31, 2020 was $0.4 million.
Revolving Credit Facility
In December 2019, the Company entered into a two-year committed corporate credit facility with a capacity of $25.0 million. This credit facility has (i) an effective interest rate equal to LIBOR plus 3.25% on any money drawn from the credit facility and (ii) a commitment or unused line fee that is 50 basis points on the undrawn amount. All amounts outstanding under this credit facility were fully repaid during the second quarter of 2020. Interest expense for the year ended December 31, 2020 was $0.3 million.
Finance Lease Obligations
The Company has entered into various finance leases for computer equipment. These finance lease obligations are included in notes payable and other debt in the accompanying consolidated statements of financial condition.
For the years ended December 31, 2020 and 2019, quantitative information regarding the Company's finance lease obligations reflected in the accompanying consolidated statements of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Year Ended December 31,
	2020	2019
	(dollars in thousands)
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	$1,232	$1,266
Interest on lease liabilities	171	227

Weighted average remaining lease term - operating leases (in years)	2.24	3.21
Weighted average discount rate - operating leases	4.89%	4.88%

Letters of Credit
As of December 31, 2020, the Company has the following irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged cash collateral for reinsurance agreements which amounted to $106.8 million, as of December 31, 2020, and $2.0 million, as of December 31, 2019, which are expected to be released periodically as per the terms of the reinsurance policy between June 30, 2021 and March 31, 2024.

Location	Amount	Maturity
	(dollars in thousands)
New York	$208	April 2021
New York	$1,424	October 2022
New York	$1,252	November 2021
Boston	$386	March 2021
San Francisco	$712	October 2025
	$3,982
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2020 and 2019 there were no amounts due related to these letters of credit.
Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of December 31, 2020:

	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment, Service and Facility Leases
Real Estate and Other Facility Rental	$90,145	$24,520	$40,092	$19,570	$5,963
Service Payments	66,927	24,610	23,167	8,556	10,594
Operating Equipment Leases	444	283	161	—	—
Total	157,516	49,413	63,420	28,126	16,557
Debt
Convertible Debt	93,407	2,644	90,763	—	—
Notes Payable	503,669	23,548	47,096	116,614	316,411
Finance Lease Obligation	3,072	1,483	1,578	11	—
Other Notes Payable	78,587	4,858	73,186	543	—
Total	$678,735	$32,533	$212,623	$117,168	$316,411
Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of December 31, 2020, are as follows:

	Convertible Debt	Notes Payable	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2021	$2,644	$23,548	$4,858	$1,483
2022	90,763	23,548	593	1,167
2023	—	23,548	72,593	411
2024	—	98,721	543	11
2025	—	17,893	—	—
Thereafter	—	316,411	—	—
Subtotal	93,407	503,669	78,587	3,072
Less (a)	(12,599)	(196,016)	(6,082)	(163)
Total	$80,808	$307,653	$72,505	$2,909
(a)Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the Company's convertible debt.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of December 31, 2020. However, through indemnification provisions in our clearing agreements, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreements, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
The Company consolidates three investment funds for which it acts as the managing member/general partner and investment manager. At December 31, 2020, the Company consolidated the following investment funds: Ramius Enterprise LP (“Enterprise LP”), Cowen Private Investments LP ("Cowen Private"), and Cowen Sustainable Investments I LP ("CSI I LP"). These funds are referred to as each a "Consolidated Fund" and collectively the "Consolidated Funds".
During the second quarter of 2020, the Company deconsolidated Ramius Merger Fund LLC (the "Merger Fund") and UCITS Fund ("UCITS Fund") due to a partial redemption of the Company’s direct portfolio fund investment in Merger Fund and a partial termination of the notional value of UCITS Fund units referenced in a total return swap with a third party. The Company continues to hold a direct retained portfolio fund investment in the Merger Fund and continues to have economic exposure to the returns of UCITS Fund through a total return swap with a third party. Both Merger Fund and UCITS Fund continue to be related parties of the Company after deconsolidation. CSI I Golden Holdco LP ("Golden HoldCo") and CSI I Prodigy Holdco LP ("Prodigy HoldCo") were consolidated through November 2020 when the Company raised additional capital within the sustainable investing strategy that diluted the Company's direct and indirect ownership. As a result, the Company's direct and indirect ownership in Golden Holdco and Prodigy Holdco is no longer expected to be significant to either entity and the entities were deconsolidated.
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
Certain portfolio fund investments qualify as equity method investments and are investment companies that apply specialized industry accounting. In applying equity method accounting guidance, the Company retains the specialized accounting of the investees and reports its investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions.
In addition, the Company's broker-dealer subsidiaries apply the specialized industry accounting for brokers and dealers in securities, which the Company retains upon consolidation.
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
iii. Equity Method Investments—For operating entities over which the Company exercises significant influence but which do not meet the requirements for consolidation as outlined above, the Company applies the equity method of accounting. The Company's investments in equity method investees are recorded in other investments in the accompanying consolidated statements of financial condition. The Company's share of earnings or losses from equity method investees is included in net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.
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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the consolidated statements of operations. See Note 22 in our accompanying consolidated financial statements for the quarter ended December 31, 2020 for further discussion.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 2aa "Recent pronouncements" in our accompanying consolidated financial statements for the year ended December 31, 2020.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
The Company's primary exposure to market risk is a function of our role as investment manager for our funds and managed accounts, our role as a financial intermediary in customer trading and market-making activities, as well as the fact that a significant portion of our own capital is invested in securities. Adverse movements in the prices of securities that are either owned or sold short may negatively impact the Company's management fees and incentive income, as well as the value of our own invested capital.
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
Market risk
Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Our exposure to market risk is primarily related to the fluctuation in the fair values of securities owned and sold, but not yet purchased in the Company's investment funds and our role as a financial intermediary in customer trading and to our market making and investment activities. Market risk is inherent in financial instruments and risks arise in options, warrants and derivative contracts from changes in the fair values of their underlying financial instruments. Securities sold, but not yet purchased, represent obligations of the Company's investment funds to deliver specified securities at contracted prices and thereby create a liability to repurchase the securities at prevailing future market prices. We trade in equity securities as an active participant in both listed and over-the-counter markets. We typically maintain securities in inventory to facilitate our market making activities and customer order flow. We may use a variety of risk management techniques and hedging strategies in the ordinary course of our trading business to manage our exposures. In connection with our trading business, management also reviews reports appropriate to the risk profile of specific trading activities. Typically, market conditions are evaluated and transaction details and securities positions are reviewed. These activities are intended to ensure that our trading strategies are conducted within acceptable risk tolerance parameters, particularly when we commit our own capital to facilitate client trading. Activities include price verification procedures, position reconciliations and reviews of transaction booking. We believe these procedures, which stress timely communications between traders, trading management and senior management, are important elements of the risk management process.
A 10% change in the fair value of the investments held by the Company's investment funds as of December 31, 2020 would result in a change of approximately $1.1 billion in our assets under management and would impact management fees by approximately $4.4 million on an annual basis. This number is an estimate. The amount would be dependent on the fee structure of the particular investment fund or funds that experienced such a change.
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
Credit risk
The Company clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company and the clearing brokers, the clearing brokers have the right to charge the Company for losses that result from a counterparty's failure to fulfill its contractual obligations. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, we believe there is no maximum amount assignable to this right. Accordingly, at December 31, 2020, the Company had recorded no liability.
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
Legal risk
Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and standards. Legal risk also includes contractual and commercial risk such as the risk that a counterparty's performance obligations will be unenforceable. The Company has established procedures based on legal and regulatory requirements that are designed to achieve compliance with applicable statutory and regulatory requirements. The Company, principally through the Legal and Compliance Division, also has established procedures that are designed to require that the Company's policies relating to conduct, ethics and business practices are followed. In connection with its businesses, the Company has and continuously develops various procedures addressing issues such as regulatory capital requirements, sales and trading practices, new products, potential conflicts of interest, use and safekeeping of customer funds and securities, money laundering, privacy, cybersecurity, and recordkeeping. In addition, the Company has established procedures to mitigate the risk that a counterparty's performance obligations will be unenforceable, including consideration of counterparty legal authority and capacity, adequacy of legal documentation, the permissibility of a transaction under applicable law and whether applicable bankruptcy or insolvency laws limit or alter contractual remedies. The legal and regulatory focus on the financial services industry presents a continuing business challenge for the Company.
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
As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
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

Item 9B. Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information in the definitive proxy statement for our 2021 annual meeting of stockholders under the captions "Executive Officers," "Board of Directors," "Information Regarding the Board of Directors and Corporate Governance—Committees of the Board—Audit Committee," "Information Regarding the Board of Directors and Corporate Governance—Director Nomination Process," "Information Regarding the Board of Directors and Corporate Governance—Procedures for Nominating Director Candidates," "Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.
Item 11.    Executive Compensation
The information in the definitive proxy statement for our 2021 annual meeting of stockholders under the captions "Executive Compensation—Compensation and Benefits Committee Report," "Certain Relationships and Related Transactions—Compensation and Benefits Committee Interlocks and Insider Participation" and "Information Regarding the Board of Directors and Corporate Governance—Compensation Program for Non-Employee Directors" is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the definitive proxy statement for our 2021 annual meeting of stockholders under the captions "Security Ownership—Beneficial Ownership of Directors, Nominees and Executive Officers," "Security Ownership—Beneficial Owners of More than Five Percent of our Common Stock" and "Securities Authorized for Issuance Under Equity Compensation Plans" are incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions
The information in the definitive proxy statement for our 2021 annual meeting of stockholders under the captions "Information Regarding the Board of Directors and Corporate Governance—Director Independence," "Certain Relationships and Related Transactions—Transactions with Related Persons," and "Certain Relationships and Related Transactions—Review and Approval of Transactions with Related Persons" is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information in the definitive proxy statement for our 2021 annual meeting of stockholders under the captions "Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Fees" and "Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Services Pre-Approval Policy" is incorporated herein by reference.
PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents filed as part of this Annual Report on Form 10-K:
1.    Consolidated Financial Statements
The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-1 through F-76 hereof.
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

Exhibit No.	Description

2.2
Purchase Agreement, dated as of November 20, 2018, by and among Cowen Inc., Cowen International Limited, Cowen QN Acquisition LLC, the Sellers signatory thereto, the Beneficial Owners signatory thereto and the Seller Representatives signatory thereto (previously filed as Exhibit 2.1 to the Form 8-K filed on November 21, 2018).

3.1	Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 10-Q filed November 25, 2009).
3.2	Second Amended and Restated By-Laws of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 8-K filed on February 18, 2020).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.3 to the Form 10-Q filed November 25, 2009).
3.4	Certificate of Designations of the Company for its Series A Cumulative Perpetual Preferred Stock (previously filed as Exhibit 3.1 to Form 8-K filed May 20, 2015).
3.5	Amendment to the Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 8-K filed December 5, 2016).
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 8-K filed on May 16, 2017)
4.1	Form of Class A Common Stock Certificate (previously filed as Exhibit 4.1 to Amendment No. 2 to Form S-1 filed on December 14, 2009).
4.2	Indenture, dated March 10, 2014 by and between Cowen Inc., as Issuer and The Bank of New York Mellon, as Trustee (previously filed as Exhibit 4.1 to Form 8-K filed on March 11, 2014).
4.3	First Supplemental Indenture by and between Cowen Inc., as Issuer and The Bank of New York Mellon, as Trustee (previously filed as Exhibit 4.1 to the Form 10-Q filed May 8, 2014).
4.4	Senior Notes Indenture dated October 10, 2014, by and between Cowen Inc. and The Bank of New York Mellon (previously filed as Exhibit 4.1 to Form 8-K filed on October 10, 2014).
4.5	First Supplemental Indenture dated October 10, 2014, by and between Cowen Inc. and The Bank of New York Mellon (previously filed as Exhibit 4.2 to Form 8-K filed on October 10, 2014).
4.6	Indenture, dated as of December 14, 2017 between Cowen Inc. and The Bank of New York Mellon (previously filed as Exhibit 4.1 to Form 8-K filed on December 14, 2017).
4.7
Second Supplemental Indenture, dated as of December 8, 2017, by and between Cowen Inc. and The Bank of New York Mellon, as Trustee. (previously filed as Exhibit 4.2 to Form 8-K filed on December 8, 2017).

4.8	Third Supplemental Indenture, dated June 11, 2018, by and between Cowen Inc. and The Bank of New York Mellon (previously filed as Exhibit 4.2 to the Form 8-K filed June 11, 2018).
4.9	Form of Note Purchase Agreement including Form of Note attached thereto (previously filed as Exhibit 4.1 to the Form 8-K filed April 29, 2019).
4.10	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).
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

Exhibit No.	Description

10.6	Initial capped call confirmation, dated as of May 13, 2015, by and between Nomura Global Financial Products Inc. and the Company (previously filed as Exhibit 10.1 to Form 8-K filed May 20, 2015).
10.7	Additional capped call confirmation, dated as of May 19, 2015, by and between Nomura Global Financial Products Inc. and the Company (previously filed as Exhibit 10.2 to Form 8-K filed May 20, 2015).
10.8	Form of Performance Shares Award Agreement (previously filed as Exhibit 10.1 to the Form 10-Q filed May 2, 2016).*
10.9
Underwriting Agreement, dated as of December 5, 2017, by and between Cowen Inc. and with Morgan Stanley & Co. LLC and UBS Securities LLC, as representatives of the several Underwriters named therein. (previously filed as Exhibit 1.1 to the Form 8-K filed December 8, 2017).

10.10	Letter Amendment between the Company and Mr. Solomon dated November 30, 2017 (previously filed as Exhibit 10.1 to the Form 8-K filed December 1, 2017).*
10.11
Underwriting Agreement, dated as of June 6, 2018, by and between Cowen Inc. and with Morgan Stanley & Co. LLC and UBS Securities LLC, as representatives of the several Underwriters named therein (previously filed as Exhibit 1.1 to the Form 8-K filed June 11, 2018).

10.12	Form of Performance Shares Award Agreement (previously filed as Exhibit 10.1 to the Form 10-Q filed August 1, 2019).*
10.13	Credit Agreement dated December 2, 2019 (previously filed as Exhibit 10.1 to the Form 8-K filed December 4. 2019).
10.14	Form of Restricted Stock Unit and Deferred Cash Award (previously filed as Exhibit 10.22 to the Form 10-K filed March 4, 2020).*
10.15	Amended and Restated Employment Agreement between the Company and Jeffrey Solomon dated January 31, 2020 (previously filed as Exhibit 10.1 to Form 8-K filed February 3, 2020). *
10.16	Amended and Restated Employment Agreement between the Company and John Holmes dated January 31, 2020 (previously filed as Exhibit 10.2 to Form 8-K filed February 3, 2020). *
10.17	Amended and Restated Employment Agreement between the Company and Stephen Lasota dated January 31, 2020 (previously filed as Exhibit 10.3 to Form 8-K filed February 3, 2020).*
10.18	Amended and Restated Employment Agreement between the Company and Owen Littman dated January 31, 2020 (previously filed as Exhibit 10.4 to Form 8-K filed February 3, 2020).*
10.19	2020 Equity Incentive Plan (previously filed as Appendix A to the Definitive Proxy Statement of Cowen Inc. on Schedule 14A for the year ended December 31, 2019, as filed on May 22, 2020).*
10.20	Form of Performance Share Award Agreement (filed herewith). *
10.21	Form of Restricted Stock Unit and Deferred Cash Award Agreement (filed herewith). *
21.1	Subsidiaries of Cowen Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104	Cover Page Interactive Data File - (formatted as inline XBRL and contained in Exhibit 101)

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
As of the end of the Company's 2020 fiscal year, management conducted an assessment of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2020 was effective.
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
The Company's internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cowen Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Cowen Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of fair value of certain level 3 financial assets
As discussed in Notes 2f and 7 to the consolidated financial statements, the Company has recorded financial assets classified as level 3 in the fair value hierarchy of $127.5 million. Certain of these financial assets are valued based on their proportional rights of the underlying portfolio company, which is complex and involves estimation of the future performance of the entity. The fair value of these financial assets is determined based on pricing inputs that are unobservable and includes situations where there is little, if any, market activity for the asset. The determination of fair value for these level 3 financial assets involves use of discounted cash flows, which incorporate unobservable inputs and therefore requires significant management judgment or estimation.
We identified the assessment of the fair value measurement of certain financial assets classified as level 3 in the fair value hierarchy as a critical audit matter. There is a high degree of auditor judgment involved in evaluating certain inputs used in these fair value measurements, such as projected future cash flows and the discount rate. In addition, the evaluation of the fair value measurement required the involvement of individuals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the review of significant unobservable inputs, such as projected future cash flows and the discount rate, used by the Company in its fair value measurements, including the monitoring of changes to these inputs.
We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the reasonableness of the fair value measurement for a selection of level 3 financial assets through developing an independent estimate of the fair value of the financial asset and comparing the results of our estimate of fair value to the Company's fair value measurement. As part of this independent estimate, the valuation professionals developed independent pricing inputs, such as the discount rate. We also evaluated the projected future cash flows by comparing historical projections to corresponding actual performance, evaluating the appropriateness of the projected growth rates relative to historical growth, and confirming the projections with the portfolio company.
/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

New York, New York
March 3, 2021

Cowen Inc. Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data)
Assets	As of December 31, 2020	As of December 31, 2019
Cash and cash equivalents	$645,169	$301,123
Cash collateral pledged	110,743	6,563
Segregated cash	185,141	107,328
Securities owned, at fair value ($1,218,947 and $941,595 were pledged to various parties)	2,001,602	1,633,552
Securities purchased under agreements to resell	191	—
Receivable on derivative contracts, at fair value	51,482	62,977
Securities borrowed	1,908,187	754,441
Other investments ($133,454 and $114,504 at fair value, respectively)	255,027	185,722
Deposits with clearing organizations, brokers and banks	104,952	91,755
Receivable from brokers, dealers and clearing organizations, net of allowance of $885 and $721, respectively	1,729,744	681,695
Receivable from customers, net of allowance of $530 and $650, respectively	103,963	105,647
Fees receivable, net of allowance of $3,348 and $2,620, respectively	160,349	126,358
Due from related parties	21,068	26,749
Fixed assets, net of accumulated depreciation and amortization of $40,670 and $32,846, respectively	33,023	33,661
Operating lease right-of-use assets	78,241	92,852
Goodwill	147,084	137,728
Intangible assets, net of accumulated amortization of $37,884 and $26,395, respectively	24,403	35,200
Deferred tax asset, net	9,030	79,166
Other assets	54,884	84,158
Consolidated Funds
Cash and cash equivalents	417	30,874
Securities owned, at fair value	10,622	375,278
Receivable on derivative contracts, at fair value	—	5,833
Other investments	192,670	175,769
Receivable from brokers	—	25,964
Other assets	207	1,632
Total Assets	$7,828,199	$5,162,025
Liabilities, Temporary Equity and Permanent Equity
Liabilities
Securities sold, not yet purchased, at fair value	$728,115	$451,836
Securities sold under agreements to repurchase	5,036	23,244
Payable for derivative contracts, at fair value	76,160	60,761
Securities loaned	2,476,414	1,601,866
Payable to brokers, dealers and clearing organizations	415,143	271,018
Payable to customers	1,680,326	430,224
Commission management payable	116,987	71,620
Compensation payable	373,339	223,139
Operating lease liabilities	82,735	97,581
Notes payable and other debt	383,067	345,451
Convertible debt	80,808	118,688
Fees payable	43,833	21,540
Due to related parties	51	1
Accounts payable, accrued expenses and other liabilities	196,479	141,556

Cowen Inc. Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data)

	As of December 31, 2020	As of December 31, 2019
(continued)
Consolidated Funds
Due to related parties	7	581
Payable for derivative contracts, at fair value	—	4,769
Payable to brokers	—	864
Capital withdrawals payable	—	1,276
Accounts payable, accrued expenses and other liabilities	578	560
Total Liabilities	$6,659,078	$3,866,575
Commitments and Contingencies (Note 22)
Temporary Equity
Redeemable non-controlling interests	$—	$391,275
Permanent Equity
Cowen Inc. stockholders' equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of December 31, 2020 (aggregate liquidation preference of $120,750) and 10,000,000 shares authorized, 120,750 shares issued and outstanding as of December 31, 2019 (aggregate liquidation preference of $120,750), respectively	$1	$1
Class A common stock, par value $0.01 per share: 62,500,000 shares authorized, 49,465,491 shares issued and 26,845,628 outstanding as of December 31, 2020 and 62,500,000 shares authorized, 47,215,938 shares issued and 28,610,357 outstanding as of December 31, 2019, respectively (including 334,230 and 216,912 restricted shares, respectively)	334	334
Class B common stock, par value $0.01 per share: 62,500,000 authorized, no shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Additional paid-in capital	1,130,138	1,110,635
(Accumulated deficit) retained earnings	185,901	(16,809)
Accumulated other comprehensive income (loss)	(7)	(5)
Less: Class A common stock held in treasury, at cost, 22,619,863 and 18,605,581 shares as of December 31, 2020 and 2019, respectively	(346,870)	(284,301)
Total Cowen Inc. Stockholders' Equity	969,497	809,855
Nonredeemable non-controlling interests	199,624	94,320
Total Permanent Equity	$1,169,121	$904,175
Total Liabilities, Temporary Equity and Permanent Equity	$7,828,199	$5,162,025

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Inc. Consolidated Statements of Operations (in thousands, except per share data)
	Year Ended December 31,
	2020	2019	2018
Revenues
Investment banking	$769,486	$375,025	$357,222
Brokerage	572,548	402,747	413,582
Management fees	47,515	32,608	29,658
Incentive income	592	1,547	3,117
Interest and dividends	187,459	174,913	108,009
Reimbursement from affiliates	1,048	1,026	1,038
Aircraft lease revenue	—	—	1,852
Reinsurance premiums	30,147	46,335	38,096
Other revenues	8,621	5,433	4,504
Consolidated Funds
Interest and dividends	5,218	9,772	9,816
Other revenues	670	37	22
Total revenues	1,623,304	1,049,443	966,916
Interest and dividends expense	187,725	168,628	104,116
Total net revenues	1,435,579	880,815	862,800

Expenses
Employee compensation and benefits	860,531	535,772	512,627
Brokerage and trade execution costs	139,034	103,235	109,399
Underwriting expenses	22,565	15,067	15,282
Professional, advisory and other fees	59,990	48,385	40,957
Service fees	25,378	23,707	20,198
Communications	32,593	31,894	30,801
Occupancy and equipment	36,559	39,726	41,602
Depreciation and amortization	22,677	20,460	12,436
Client services and business development	20,526	50,371	35,927
Goodwill impairment	—	4,100	—
Reinsurance claims, commissions and amortization of deferred acquisition costs	33,905	44,070	41,086
Other expenses	33,195	23,114	22,014
Consolidated Funds
Interest and dividends	2,064	4,602	6,534
Professional, advisory and other fees	2,087	2,426	938
Brokerage and trade execution costs	37	122	256
Other expenses	1,221	1,813	887
Total expenses	1,292,362	948,864	890,944
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	175,877	80,409	68,043
Gain/(loss) on debt extinguishment	2,719	—	(556)
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	(26,188)	59,384	46,656
Net realized and unrealized gains (losses) on derivatives	1,850	(1,003)	9,408
Net gains (losses) on foreign currency transactions	(38)	(18)	191
Total other income (loss)	154,220	138,772	123,742
Income (loss) before income taxes	297,437	70,723	95,598
Income tax expense (benefit)	90,373	14,853	15,719
Net income (loss)	207,064	55,870	79,879

Cowen Inc. Consolidated Statements of Operations (in thousands, except per share data)
	Year Ended December 31,
	2020	2019	2018

(continued)
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(9,299)	31,239	37,060
Net income (loss) attributable to Cowen Inc.	216,363	24,631	42,819
Preferred stock dividends	6,792	6,792	6,792
Net income (loss) attributable to Cowen Inc. common stockholders	$209,571	$17,839	$36,027

Weighted average common shares outstanding:
Basic	27,790	29,525	29,545
Diluted	29,519	31,286	30,735
Earnings (loss) per share:
Basic	$7.54	$0.60	$1.22
Diluted	$7.10	$0.57	$1.17

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Inc.
Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)

	Year Ended December 31,
	2020		2019		2018
Net income (loss)		$207,064		$55,870		$79,879
Other comprehensive income (loss), net of tax:
Foreign currency translation	(2)		—		3
Total other comprehensive income (loss), net of tax		(2)		—		3
Comprehensive income (loss)		$207,062		$55,870		$79,882
Less: Comprehensive income attributable to non-controlling interests		(9,299)		31,239		37,060
Comprehensive income (loss) attributable to Cowen Inc.		$216,361		$24,631		$42,822

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Inc.
Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest

Balance, December 31, 2017	29,632,020	$324	120,750	$1	$(186,846)	$1,004,664	$(8)	$(70,116)	$748,019	$105,587	$853,606	$335,017
Cumulative effect of the adoption of the new revenue recognition standard (See Note 2e)	—	—	—	—	—	—	—	(559)	(559)	—	(559)	—
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	42,819	42,819	—	42,819	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	—	—	—	—	—	—	—	—	—	12,308	12,308	24,752
Foreign currency translation	—	—	—	—	—	—	3	—	3	—	3	—
Capital contributions	—	—	—	—	—	—	—	—	—	7,888	7,888	107,117
Capital withdrawals	—	—	—	—	—	—	—	—	—	(28,344)	(28,344)	(249,963)
Deconsolidation of entity	—	—	—	—	—	—	—	—	—	(32,559)	(32,559)	—
Restricted stock awards issued	2,009,435	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(3,203,595)	—	—	—	(47,296)	—	—	—	(47,296)	—	(47,296)	—
Preferred stock dividends (See Note 24)	—	—	—	—	—	—	—	(6,792)	(6,792)	—	(6,792)	—
Embedded cash conversion option, net of tax (See Note 24)	—	—	—	—	—	21,195	—	—	21,195	—	21,195	—
Amortization of share based awards	—	—	—	—	—	37,018	—	—	37,018	—	37,018	—
Balance, December 31, 2018	28,437,860	$324	120,750	$1	$(234,142)	$1,062,877	$(5)	$(34,648)	$794,407	$64,880	$859,287	$216,923
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	24,631	24,631	—	24,631	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	—	—	—	—	—	—	—	—	—	22,797	22,797	8,442
Capital contributions	—	—	—	—	—	—	—	—	—	11,655	11,655	266,504
Capital withdrawals	—	—	—	—	—	—	—	—	—	(5,012)	(5,012)	(100,594)
Restricted stock awards issued	2,407,857	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(3,268,710)	—	—	—	(50,159)	—	—	—	(50,159)	—	(50,159)	—
Common stock issuance upon acquisition (See Note 3)	1,033,350	10	—	—	—	14,436	—	—	14,446	—	14,446	—
Preferred stock dividends (See Note 24)	—	—	—	—	—	—	—	(6,792)	(6,792)	—	(6,792)	—
Embedded cash conversion option, net of tax (See Note 24)	—	—	—	—	—	(596)	—	—	(596)	—	(596)	—
Amortization of share based awards	—	—	—	—	—	33,918	—	—	33,918	—	33,918	—
Balance, December 31, 2019	28,610,357	$334	120,750	$1	$(284,301)	$1,110,635	$(5)	$(16,809)	$809,855	$94,320	$904,175	$391,275
Cumulative effect of the adoption of the new current expected credit loss standard (See Note 2e)	—	—	—	—	—	—	—	(10)	(10)	—	(10)	—
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	216,363	216,363	—	216,363	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	23,625	23,625	(32,924)
Foreign currency translation	—	—	—	—	—	—	(2)	—	(2)	—	(2)	—
Capital contributions	—	—	—	—	—	—	—	—	—	201,223	201,223	184,223

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest

Capital withdrawals	—	—	—	—	—	—	—	—	—	(78,251)	(78,251)	(181,863)
Consolidation of entity	—	—	—	—	—	—	—	—	—	48,596	48,596	—
Deconsolidation of entities	—	—	—	—	—	—	—	—	—	(89,889)	(89,889)	(360,711)
Common stock issuance related to acquisition (See Note 3)	74,694	—	—	—	—	926	—	—	926	—	926	—
Equity portion of convertible note extinguishment (See Note 24)	—	—	—	—	—	(29,645)	—	—	(29,645)	—	(29,645)	—
Restricted stock awards issued	2,174,859	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(4,014,282)	—	—	—	(62,569)	—	—	—	(62,569)	—	(62,569)	—
Preferred stock dividends (See Note 24)	—	—	—	—	—	—	—	(6,792)	(6,792)	—	(6,792)	—
Cash dividends to common stockholders (See Note 24)	—	—	—	—	—	—	—	(6,851)	(6,851)	—	(6,851)	—
Amortization of share-based awards	—	—	—	—	—	48,222	—	—	48,222	—	48,222	—
Balance, December 31, 2020	26,845,628	$334	120,750	$1	$(346,870)	$1,130,138	$(7)	$185,901	$969,497	$199,624	$1,169,121	$—

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Inc. Consolidated Statements of Cash Flows (dollars in thousands)
	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$207,064	$55,870	$79,879
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	22,677	20,460	12,436
Goodwill impairment	—	4,100	—
Amortization of debt issuance costs	1,512	1,129	1,153
Amortization of debt discount (premium)	4,490	4,598	5,473
Noncash lease expense	(561)	(2,148)	—
Asset impairment	2,425	—	—
(Gain) / loss on extinguishment of debt	(2,719)	—	652
Share-based compensation	48,222	33,918	37,018
Change in deferred taxes	70,136	13,295	15,486
Deferred rent obligations	—	—	(3,036)
Net loss (gain) on disposal of fixed assets	—	233	15,343
Purchases of securities owned, at fair value	(1,682,598)	(2,107,956)	(3,830,757)
Proceeds from sales of securities owned, at fair value	1,793,934	2,042,946	4,032,937
Proceeds from sales of securities sold, not yet purchased, at fair value	821,829	1,360,075	2,794,434
Payments to cover securities sold, not yet purchased, at fair value	(850,608)	(1,408,043)	(2,927,916)
Proceeds from other investments	22,453	23,886	10,157
Net (gains) losses on securities, derivatives and other investments	(161,699)	(74,284)	(54,032)
Consolidated Funds
Purchases of securities owned, at fair value	(1,912,137)	(2,725,439)	(887,728)
Proceeds from sales of securities owned, at fair value	1,793,528	2,618,200	835,002
Purchases of other investments	(2,090)	(3,408)	(2,835)
Proceeds from other investments	6,734	23,954	231,559
Net realized and unrealized (gains) losses on investments and other transactions	21,597	(90,900)	(52,807)
(Increase) decrease in operating assets:
Securities owned, at fair value, held at broker-dealer	(335,510)	(990,356)	(57,732)
Receivable on derivative contracts, at fair value	11,394	(37,522)	44,053
Securities borrowed	(1,153,746)	(346,646)	35,353
Deposits with clearing organizations, brokers and banks	(13,197)	(2,332)	4,573
Receivable from brokers, dealers and clearing organizations	(1,048,049)	104,418	(277,935)
Receivable from customers, net of allowance	1,684	(67,789)	12,033
Fees receivable, net of allowance	(33,991)	(7,143)	(6,401)
Due from related parties	5,498	7,120	1,405
Other assets	63,626	(6,501)	6,017
Consolidated Funds
Cash and cash equivalents	8,075	7,299	(19,501)
Receivable on derivative contracts, at fair value	(19,710)	(1,417)	(1,896)
Receivable from brokers	(961)	(17,636)	(2,684)
Other assets	564	(159)	(538)
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	286,105	277,119	26,232
Securities sold under agreement to repurchase	(18,208)	23,244	—
Payable for derivative contracts, at fair value	15,399	44,679	2,305
Securities loaned	874,548	1,187,014	(41,979)
Payable to brokers, dealers and clearing organizations	144,125	42,287	(23,422)
Payable to customers	1,250,102	(94,929)	172,686
Commission management payable	45,367	(23,650)	24,819
Compensation payable	134,522	(38,954)	64,456
Fees payable	22,293	(1,025)	14,518
Due to related parties	254	(5,320)	1
Accounts payable, accrued expenses and other liabilities	55,879	(3,148)	17,723
Consolidated Funds
Contributions received in advance	450	50	—

Cowen Inc. Consolidated Statements of Cash Flows (dollars in thousands)
	Year Ended December 31,
	2020	2019	2018
(continued)
Payable to brokers	8,560	(22,657)	22,770
Payable for derivative contracts, at fair value	11,967	3,106	(5,467)
Due to related parties	(386)	581	—
Accounts payable, accrued expenses and other liabilities	436	(129)	369
Net cash provided by / (used in) operating activities	521,279	(179,910)	324,176
Cash flows from investing activities:
Securities purchased under agreement to resell	(191)	—	—
Purchases of other investments	(48,634)	(19,812)	(28,092)
Purchase of business (See Note 3)	(5,647)	(48,581)	—
Proceeds from sales of other investments	44,371	35,648	18,782
Proceeds from loans held for investment	—	—	14
Purchase of fixed assets and intangibles	(10,721)	(14,882)	(8,586)
Net cash provided by / (used in) investing activities	(20,822)	(47,627)	(17,882)
Cash flows from financing activities:
Repayments on convertible debt	(69,841)	(14,068)	(6,708)
Deferred debt issuance cost	(1,700)	(2,077)	(3,985)
Borrowings on notes and other debt	159,821	87,365	102,382
Repayments on notes and other debt	(121,472)	(10,263)	(16,601)
Purchase of treasury stock	(47,314)	(15,217)	(31,762)
Cash dividends paid	(5,710)	—	—
Preferred dividends paid	(6,792)	(6,792)	(6,792)
Contingent liability payment	(5,653)	(1,234)	(797)
Capital contributions by non-controlling interests in operating entities	9,730	11,110	941
Capital withdrawals to non-controlling interests in operating entities	(5,605)	(3,785)	(2,774)
Consolidated Funds
Capital contributions by non-controlling interests in Consolidated Funds	375,715	267,049	114,064
Capital withdrawals to non-controlling interests in Consolidated Funds	(255,597)	(111,650)	(276,357)
Net cash provided by / (used in) financing activities	25,582	200,438	(128,389)
Change in cash and cash equivalents	526,039	(27,099)	177,905
Cash and cash equivalents, including cash collateral pledged and segregated cash, beginning of period	415,014	442,113	264,208
Cash and equivalents at end of period:
Cash and cash equivalents	645,169	301,123	259,148
Cash collateral pledged	110,743	6,563	6,318
Segregated cash	185,141	107,328	176,647
Cash and cash equivalents, including cash collateral pledged and segregated cash, end of period	$941,053	$415,014	$442,113
Supplemental information
Cash paid during the year for interest	$153,653	$145,877	$90,843
Cash paid during the year for taxes	$4,783	$4,310	$3,881
Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (See Note 24)	$15,147	$15,217	$12,310
Preferred stock dividends declared (See Note 19)	6,792	6,792	6,792
Net assets (liabilities) acquired upon acquisition (net of cash)	9,865	90,727	—
Transfer of investment from consolidated funds, securities owned, fair value to securities owned, fair value	—	—	8,820
Initial recognition of operating lease right-of-use assets	—	103,694	—
Initial recognition of operating lease liabilities	—	110,505	—
Noncash transfer of net assets from Unconsolidated Master Fund to Consolidated Fund	—	97,655	—
Net decrease in non-controlling interests in Consolidated Funds due to deconsolidation of Consolidated Funds (See Note 2)	450,600	—	32,559
Net increase in non-controlling interests due to consolidation of operating entity	48,596	—	—
Separately recognized conversion option reclassification from a derivative liability to equity (See Note 24)	—	—	28,974
Common stock issuance in relation to acquisition (See Note 3)	926	14,446	—
The accompanying notes are an integral part of these consolidated financial statements.

Cowen Inc.

Notes to Consolidated Financial Statements

1. Organization and Business
Cowen Inc., a Delaware corporation formed in 2009, is a diversified financial services firm that, together with its consolidated subsidiaries (collectively, "Cowen" or the "Company"), provides investment banking, research, sales and trading, prime brokerage, global clearing, securities financing, commission management services and investment management through its two business segments: the Operating Company ("Op Co") and the Asset Company ("Asset Co").
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
During 2019, the Company carried out an analysis to evaluate instances where non-controlling interest parties have the unilateral right to redeem their ownership interest for cash, which resulted in a change to the presentation of certain nonredeemable non-controlling interests into permanent equity. Accordingly, prior period amounts have been recast to be presented separately from redeemable non-controlling interests within the permanent equity section of the accompanying consolidated statements of changes in equity. The change to the presentation of nonredeemable non-controlling interests has no impact on net income (loss) attributable to Cowen Inc. common stockholders, total assets or total liabilities.
With respect to the Company's private equity investment management strategies, a portion of the Company's carried interest is granted to employees through profit-sharing awards designed to more closely align compensation with the overall realized performance of the Company. These arrangements enable certain employees to earn compensation based on performance revenue earned by the Company and are recorded within compensation payable in the accompanying consolidated statements of financial condition and employee compensation and benefits expense in the accompanying consolidated statements of operation based on the probable and estimable payments under the terms of the awards. Prior period amounts have been recast to reflect this accounting treatment.

Cowen Inc.
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
The Company consolidates three investment funds for which it acts as the managing member/general partner and investment manager. At December 31, 2020, the Company consolidated the following investment funds: Ramius Enterprise LP (“Enterprise LP”), Cowen Private Investments LP ("Cowen Private"), and Cowen Sustainable Investments I LP ("CSI I LP"). These funds are referred to as each a "Consolidated Fund" and collectively the "Consolidated Funds".
During the second quarter of 2020, the Company deconsolidated Ramius Merger Fund LLC (the "Merger Fund") and UCITS Fund ("UCITS Fund") due to a partial redemption of the Company’s direct portfolio fund investment in Merger Fund and a partial termination of the notional value of UCITS Fund units referenced in a total return swap with a third party. The Company continues to hold a direct retained portfolio fund investment in the Merger Fund and continues to have economic exposure to the returns of UCITS Fund through a total return swap with a third party. Both Merger Fund and UCITS Fund continue to be related parties of the Company after deconsolidation. CSI I Golden Holdco LP ("Golden HoldCo") and CSI I Prodigy Holdco LP ("Prodigy HoldCo") were consolidated through November 2020 when the Company raised additional capital within the sustainable investing strategy that diluted the Company's direct and indirect ownership. As a result, the Company's direct and indirect ownership in Golden Holdco and Prodigy Holdco is no longer expected to be significant to either entity and the entities were deconsolidated.
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
The Company determines whether it is the primary beneficiary of a VIE upon its initial involvement with the VIE and reassesses whether it is the primary beneficiary on an ongoing basis as long as it has any continuing involvement with the VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of December 31, 2020, the total assets and total liabilities of the consolidated VIEs were $325.5 million and $10.1 million, respectively. As of December 31, 2019, the total assets and total liabilities of the consolidated VIEs were $685.4 million and $24.9 million, respectively. The deconsolidation of two Consolidated Funds decreased the overall VIEs net assets. The VIEs act as investment managers and/or investment companies that may be managed by the Company or the Company may have equity interest in those investment companies. The VIEs are financed through their operations and/or loan agreements with the Company.
At December 31, 2019, the Company held a variable interest in Ramius Merger Master Fund Ltd ("Merger Master" or the "Unconsolidated Master Fund") through the consolidated the Merger Fund. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company had not consolidated the Unconsolidated Master Fund.
In the ordinary course of business, the Company also sponsors various other entities that it has determined to be VIEs. These VIEs are primarily investment funds for which the Company serves as the general partner, managing member and/or investment manager with decision-making rights.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
Retention of Specialized Accounting— The Consolidated Funds and certain other consolidated companies are investment companies and apply specialized industry accounting. The Company reports its investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company.
Certain portfolio fund investments qualify as equity method investments and are investment companies that apply specialized industry accounting. In applying equity method accounting guidance, the Company retains the specialized accounting of the investees and reports its investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions.
In addition, the Company's broker-dealer subsidiaries, Cowen and Company, LLC ("Cowen and Company"), Westminster Research Associates LLC ("Westminster"), Cowen Execution Services Limited ("Cowen Execution Ltd"), ATM Execution LLC ("ATM Execution"), Cowen International Limited ("Cowen International Ltd"), and Cowen Prime Services LLC ("Cowen Prime") apply the specialized industry accounting for brokers and dealers in securities, which the Company retains upon consolidation.
c.    Use of estimates
The preparation of the accompanying consolidated financial statements in conformity with US GAAP requires the management of the Company to make estimates and assumptions that affect the fair value of securities and other investments, the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the accompanying consolidated financial statements, as well as the accounting for goodwill and identifiable intangible assets and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
iii. Equity Method Investments—For operating entities over which the Company exercises significant influence but which do not meet the requirements for consolidation as outlined above, the Company applies the equity method of accounting. The Company's investments in equity method investees are recorded in other investments in the accompanying consolidated statements of financial condition. The Company's share of earnings or losses from equity method investees

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
is included in net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.
See Notes 6 and 7 for further information regarding the Company's investments, including equity method investments and fair value measurements.
g.    Offsetting of derivative contracts
To reduce credit exposures on derivatives, the Company may enter into master netting agreements with counterparties that permit the Company the right, in the event of a default by a counterparty, to offset the counterparty’s rights and obligations under the agreement and to liquidate and offset any collateral against any net amount owed by the counterparty. Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) in the consolidated statements of financial condition when a legal right of offset exists under an enforceable netting agreement. Additionally, derivatives are reported net of cash collateral received and posted under enforceable credit support agreements in the consolidated statements of financial position, provided a legal right of offset exists. See Notes 6 for further information about offsetting of derivative financial instruments.
h.    Due from/due to related parties
The Company may advance amounts and pay certain expenses on behalf of employees of the Company or other affiliates of the Company. These amounts settle in the ordinary course of business. Such amounts are included in due from and due to related parties, respectively, on the accompanying consolidated statements of financial condition.
i.    Receivable from and payable to brokers
Receivable from brokers, dealers, and clearing organizations includes amounts receivable for securities failed to deliver by the Company to a purchaser by the settlement date, amounts receivable from broker-dealers and clearing organizations, commissions receivable from broker-dealers, and interest receivable from securities financing arrangements and are reported net of an allowance for credit losses.
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
j.    Receivable from and payable to customers
Receivable from customers includes amounts owed by customers on cash and margin transactions, recorded on a settlement-date basis and prepaid research, net of allowance for credit losses. For prepaid research, a prepaid research asset is established for research and related services disbursed in advance of anticipated client commission volumes.
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
k.    Fees receivable
Fees related to security transactions are reported net of an allowance for credit losses.
Management and incentive fees are earned as the managing member, general partner and/or investment manager to the Company's investment funds and are recognized in accordance with appropriate revenue recognition guidance (see Note 2w).
l.    Securities financing arrangements
Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced or received on a gross basis. The related rebates are recorded in the accompanying consolidated statements of operations as interest and dividends income and interest and dividends expense. Securities borrowed transactions require the Company to deposit cash collateral with the lender.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
Fees and interest received or paid are recorded in interest and dividends income and interest and dividends expense, respectively, on an accrual basis in the accompanying consolidated statements of operations. In cases where the fair value basis of accounting is elected, any resulting change in fair value would be reported in net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations. Accrued interest income and expense are recorded in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, on an accrual basis in the accompanying consolidated statements of financial condition. At December 31, 2020 and 2019, the Company did not have any securities lending transactions for which fair value basis of accounting was elected.
m.     Securities purchase under agreement to resell and securities sold under agreements to repurchase
Securities purchased under agreement to resell and securities sold under agreements to repurchase ("repurchase agreements") are accounted for as collateralized financing transactions and are recorded at their contracted resale or repurchase amount plus accrued interest. A repo is a transaction in which a firm buys or sells financial instruments from/to a counterparty, typically in exchange for cash, and simultaneously enters into an agreement to resell or repurchase the same or substantially the same financial instruments to/from such counterparty at a stated price plus accrued interest at a future date. When the Company receives securities as collateral, and has concluded it (i) is the transferor and (ii) can pledge the securities to third parties, the Company recognizes the securities received as collateral at fair value in Securities owned, at fair value with the corresponding obligation to return the securities received as collateral at fair value in Securities sold, not yet purchased, at fair value. Securities received as collateral are not recognized when the Company either (i) is not the transferor or (ii) cannot pledge the securities to third parties. The initial collateral advanced approximates or is greater than the market value of securities purchased or sold in the transaction. The Company typically enters into repurchase transactions with counterparties that prefer repurchase transactions to securities borrowed and securities loaned transactions. The Company has executed master repurchase agreements with such counterparties and utilizes such counterparties to finance its own positions, or replace a securities lending transaction with a repurchase for matched book purposes. The Company monitors the market value of repurchases on a daily basis, with additional collateral obtained or returned, as necessary. Repurchases may also result in credit exposures for the Company in an event that the counterparties are unable to fulfill their contractual obligations. The Company mitigates its credit risk by continuously monitoring its credit exposure and collateral values by demanding additional collateral or returning excess collateral in accordance with the netting provisions available in the master repurchase contracts in place with the counterparties.
Interest paid is recorded in interest and dividends expense in accordance with US GAAP and market convention for the imputation of interest on repurchase agreement transactions on an accrual basis in the accompanying consolidated statements of operations. In cases where the fair value basis of accounting is elected, any resulting change in fair value would be reported in net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations. At December 31, 2020 and 2019, the Company did not have any repurchase agreements for which fair value basis of accounting was elected.
n.    Fixed assets
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

Asset	Depreciable Lives	Depreciation and/or Amortization Method
Telecommunication and computer equipment	3 - 5 years	Straight-line
Computer software	3 - 4 years	Straight-line
Furniture and fixtures	5 years	Straight-line
Leasehold improvements	Term of Lease	Straight-line
Finance lease right-of-use asset	Term of Lease	Straight-line
o.    Goodwill and intangible assets
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
In January 2017, the FASB issued guidance that simplifies the subsequent measurement of goodwill. The guidance eliminated Step 2 from the goodwill impairment test, which required entities to calculate the implied fair value of goodwill and compare that amount to its carrying amount. Instead, under the amendments, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company early adopted these amendments during the second quarter of 2019 in conjunction with a quantitative goodwill test performed due to the Company's change in operating segments and restructuring of reporting units. See Note 12 for the impact of the goodwill impairment test.
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
p.    Debt
Long-term debt is carried at the principal amount borrowed net of any unamortized discount/premium. The discount or premium is accreted to interest expense using the effective interest method over the remaining life of the underlying debt obligations. Accrued but unpaid coupon interest is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition.
q.    Legal reserves
The Company establishes reserves for contingencies when the Company believes that it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. The Company discloses a contingency if there is at least a reasonable possibility that a loss may have been incurred and there is no reserve for the loss because the conditions above are not

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
met. The Company's disclosure includes an estimate of the reasonably possible loss or range of loss for those matters for which an estimate can be made. Neither reserve nor disclosure is required for losses that are deemed remote.
r.    Capital withdrawals payable
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
s.    Non-controlling interests in consolidated subsidiaries
Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities. When non-controlling interest holders have redemption features that can be exercised at the option of the holder currently or contingent upon the occurrence of future events, their ownership has been classified as temporary equity. Ownership which has been classified in permanent equity are non-controlling interests which are either not redeemable at the option of the holder or the holder does not have the unilateral right to redeem its ownership interests.
t.    Treasury stock
In accordance with US GAAP relating to repurchases of an entity's own outstanding common stock, the Company records the purchases of stock held in treasury at cost and reports them separately as a deduction from total stockholders' equity on the accompanying consolidated statements of financial condition and changes in equity.
u.    Comprehensive income (loss)
Comprehensive income (loss) consists of net income and other comprehensive income (loss). The Company's other comprehensive income (loss) is comprised of foreign currency cumulative translation adjustments.
v.    Right-of-use assets and lease liabilities
Effective January 1, 2019, the Company adopted ASC Topic 842, Leases ("ASC 842"). The new guidance increases transparency and comparability by requiring the recognition of right-of-use assets and lease liabilities on the consolidated statements of financial condition. The recognition of these lease assets and lease liabilities represents a change from previous US GAAP requirements, which did not require lease assets and lease liabilities to be recognized for most leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee, have not significantly changed from previous US GAAP requirements.
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
The Company determines if an arrangement is or contains a lease at inception. The Company's operating lease arrangements are primarily for real estate and facility leases as well as office equipment. The Company has applied an accounting policy election to combine its lease and non-lease components for its real estate and facility leases. Right-of-use assets represent the Company's right to use the underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company's variable lease payments consist of non-lease services related to the lease. Variable lease payments are excluded from the right-of-use asset and lease liabilities to the extent they are not based on a consumer priced index or a market index and are recognized in the period in which the obligation for those payments is incurred. As most of the Company's leases do not provide an implicit rate and the implicit rate is not readily determinable, the

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Right-of-use assets also include any lease payments made and exclude lease incentives. Many of the Company's operating lease agreements include options to extend the lease, which the Company does not include in the determination of the minimum lease term unless the options are reasonably certain to be exercised. Expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.
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
w.    Revenue recognition
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
x.    Share-based compensation
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
y.    Income taxes
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
z.    Foreign currency transactions
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
aa.    Recent pronouncements
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
In June 2016, the FASB issued guidance that impacts the impairment model for certain financial assets measured at amortized cost by requiring CECL methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. The guidance became effective for the Company in the first quarter of 2020. Please refer to Note 2e.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
In May 2020, the Securities and Exchange Commission (the “SEC”) adopted amendments to the financial disclosure requirements in Regulation S-X for acquisitions and dispositions of businesses and in conjunction with these changes, the SEC also revised the significance tests registrants use to determine the required disclosures for acquisitions and disposals of businesses as well as required disclosures for significant subsidiaries pursuant to Regulation S-X 3-09, 4-08(g) and 10-01(b)-1. The new investment test considers the registrant’s market capitalization, and the new income test adds consideration of the revenue of the registrant and the acquired business. The SEC also increased the significance threshold to report business disposals to 20% from 10%. In addition to the changes to the significance tests, the SEC (i) formalized existing practice by allowing registrants to provide abbreviated financial statements of acquired businesses that meet certain criteria, (ii) revised rules that require registrants to present a maximum of two years of audited financial statements of an acquired business rather than three years, and they allow registration statements to exclude pre-acquisition financial statements of acquired businesses in certain cases, and (iii) simplified pro forma financial reporting by redefining pro forma adjustments as those necessary to reflect the accounting for the transaction. But registrants can elect to disclose forward-looking adjustments that meet certain criteria. The amendments are effective January 1, 2021. The Company early adopted these rules in the fourth quarter of 2020 and has determined that the material impact of the adoption relates to the Company’s application of the significant subsidiary tests when determining significant subsidiaries in relation to Regulation S-X Rule 3-09 and 4-08(g) and 10-01(b)-1, specifically applying the amended significance tests to all financial statement periods presented and determining that separate audited financial statements and related disclosures of Starboard Value A LP are no longer required pursuant to Regulation S-X Rule 3-09. The Company additionally determined based on application of the amended significance tests to all financial statement periods presented that disclosure of summarized financial information related to the Company’s equity method investments individually and in the aggregate is not required pursuant to Regulation S-X Rule 4-08(g).
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
3. Acquisition
MHT
On October 1, 2020 (the "MHT Acquisition Date"), the Company, through its indirect wholly owned subsidiary, Cowen and Company, completed its previously announced acquisition (the "MHT Acquisition") of certain assets and liabilities of MHT Partners, LP (“MHT Partners”). MHT Partners was an investment bank, based primarily in Dallas and San Francisco, focused on representing innovative companies in growing markets. The Acquisition was completed for a combination of cash and contingent consideration. In the aggregate, the purchase price, specified assets acquired and liabilities assumed were not significant and near-term impact to the Company and its consolidated results of operations and cash flows is not expected to be significant.
The MHT Acquisition was accounted for under the acquisition method of accounting in accordance with US GAAP. As such, results of operations for the MHT Acquisition are included in the accompanying consolidated statements of operations since the Acquisition Date, and the assets acquired and liabilities assumed were recorded at their fair value as of the Acquisition Date. Subsequent to the Acquisition, the operations of the MHT Acquisition were integrated within the Company's existing businesses. Additionally, following the acquisition, the business acquired from MHT Partners is included in the Investment Bank reporting unit within the Operating Company segment.
The aggregate estimated purchase price of the MHT Acquisition was $9.9 million. On the acquisition date, the Company paid an upfront consideration of $5.7 million, with additional contingent consideration to be paid after December 2023 valued based on a multiple of three-year average annual revenues of the acquired business less certain expenses. The Company estimated the fair value of the contingent consideration at $4.2 million using a combination of Monte Carlo and Discounted Cash Flow methods which require the Company to make estimates and assumptions regarding the future cash flows and profits. The contingent consideration liability is included within accounts payable, accrued expenses and other liabilities on the consolidated statements of financial condition. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. In addition, the Company has established deferred compensation for specified previous MHT Partners employees which will be settled in cash over a three-year period.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
The table below summarizes the purchase price allocation of net tangible and intangible assets acquired and liabilities assumed as of October 1, 2020:

(dollars in thousands)
Fixed assets	$101
Operating lease right-of-use assets	1,120
Intangible assets	1,224
Other assets	43
Compensation payable	(533)
Operating lease liabilities	(1,446)
Total net identifiable assets acquired and liabilities assumed	509
Goodwill	9,356
Total estimated purchase price	$9,865
As of the MHT Acquisition Date, the estimated fair value of the Company's intangible assets, as acquired through the MHT Acquisition, was $1.2 million and had a weighted average useful life of 4.17 years. The allocation of the intangible assets is shown within the following table:

	Estimated intangible assets acquired	Estimated average remaining useful lives
	(dollars in thousands)	(in years)
Intangible asset class
Trade name	$131	3
Customer relationships	749	4
Non-compete agreements	344	5
Total intangible assets	$1,224

Amortization expense for the year ended December 31, 2020 was $0.1 million, and is included in depreciation and amortization in the accompanying consolidated statements of operations. The estimated amortization expense related to these intangible assets in future periods is as follows:

(dollars in thousands)
2021	$300
2022	300
2023	289
2024	209
2025	52
Thereafter	—
$1,150
In addition to the purchase price consideration, for the year ended December 31, 2020, the Company had incurred acquisition-related expenses of $0.8 million, including financial advisory, legal and valuation services, which are included in professional, advisory and other fees in the accompanying consolidated statements of operations.
Quarton
On January 2, 2019 (the "Quarton Acquisition Date"), the Company, together with its indirect wholly owned subsidiaries, Cowen International Ltd and Cowen QN Acquisition LLC, completed its previously announced acquisition (the "Quarton Acquisition") of Quarton International AG through the acquisition of all of the outstanding equity interest of Quarton International AG's affiliated combining companies, Quarton Management AG, Quarton International Europe AG, Quarton Partners, LLC and Quarton Securities GP, LLC (which owns a formerly U.S. Securities Exchange Commission ("SEC") registered broker-dealer that was subsequently renamed to Cowen Securities L.P. ("Cowen Securities") (see Note 28), comprising the U.S. and European operations of the acquired combining companies (collectively "Quarton"). Quarton was a group of leading global financial advisory companies serving the middle market. Quarton's operations were primarily conducted through eight entities based in the United States, Switzerland, and Germany.
The Quarton Acquisition was accounted for under the acquisition method of accounting in accordance with US GAAP. As such, results of operations for Quarton are included in the accompanying consolidated statements of operations since the Quarton Acquisition Date, and the assets acquired and liabilities assumed were recorded at their fair value as of the Quarton Acquisition

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Date. Subsequent to the Quarton Acquisition, the operations of Quarton were integrated within the Company's existing businesses.
The aggregate estimated purchase price of the Quarton Acquisition was $103.0 million. On the Quarton Acquisition Date the Company paid upfront consideration of $75.3 million subject to certain net working capital and other customary adjustments, with additional maximum contingent consideration of $40.0 million that will become payable dependent on the achievement of certain milestones by Quarton in each of the first four years (five years if certain conditions are met) following the Quarton Acquisition Date subject to a $10 million maximum in each year and a $40.0 million cumulative maximum. The Company estimated the contingent consideration at $27.7 million using a combination of Monte Carlo and Discounted Cash Flow methods which require the Company to make estimates and assumptions regarding the future cash flows and profits. The contingent consideration liability is included within accounts payable, accrued expenses and other liabilities on the consolidated statements of financial condition. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. A portion of the preliminary purchase price was deposited into escrow, in the amount of $0.6 million, as a reserve for any future claims against the sellers of Quarton.  All consideration, including the upfront consideration and contingent consideration, consists of a combination of 80% cash and 20% shares of the Company's Class A common stock. Shares issued on the Quarton Acquisition Date of 1,033,350 were valued based on the 30-trading day volume-weighted average price per share of $14.52 as of December 31, 2018. The fair value of the shares of Class A common stock issued was determined on the basis of the closing market price of the Company's shares on the Quarton Acquisition Date. Any shares of Class A common stock issued in connection with any such contingent payments will be valued based on the 30-trading day volume-weighted average price per share as of the day immediately prior to the date on which such shares are to be issued. In addition, Quarton and the Company have established a retention bonus pool, for Quarton employees that remain employed at the end of each year there is a contingent payment which will be settled in a combination of 80% cash and 20% shares of the Company's Class A common stock based on Quarton meeting certain economic performance hurdles. The bonus pool has an aggregate maximum of $10.0 million over a five-year period with $2.5 million maximum in each year. The Company is recognizing the retention bonus over each contingent payment period based upon the Company's revenue projections for Quarton. Goodwill, the excess of the purchase price over the fair value of net assets, primarily relates to expected synergies from combining operations and has been assigned to the Op Co segment of the Company. Tax deductible goodwill will differ from goodwill recognized by the Company in an amount equal to the difference between actual contingent consideration and estimated contingent consideration.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Estimated intangible assets acquired	Estimated average remaining useful lives
	(dollars in thousands)	(in years)
Intangible asset class
Trade name	$900	3
Customer relationships	7,100	4
Backlog	12,600	2
Proprietary software	1,600	3
Total intangible assets	$22,200

Amortization expense for the years ended December 31, 2020 and 2019 was $8.9 million, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations. The estimated amortization expense related to these intangible assets in future periods is as follows:

(dollars in thousands)
2021	$2,608
2022	1,775
2023	—
2024	—
2025	—
Thereafter	—
$4,383
In addition to the purchase price consideration, for the year ended December 31, 2019, the Company had incurred acquisition-related expenses of $1.2 million, including financial advisory, legal and valuation services, which are included in professional, advisory and other fees in the accompanying consolidated statements of operations.
4. Cash Collateral Pledged
As of December 31, 2020 and 2019, the Company pledged cash collateral in the amount of $4.0 million and $4.6 million respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston and San Francisco. The Company also has pledged cash collateral for reinsurance agreements which amounted to $106.8 million, as of December 31, 2020, and $2.0 million, as of December 31, 2019, which are expected to be released periodically as per the terms of the reinsurance policy between June 30, 2021 and March 31, 2024 (see Notes 18 and 23).
As of December 31, 2020, the Company has the following irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
New York	$208	April 2021
New York	$1,424	October 2022
New York	$1,252	November 2021
Boston	$386	March 2021
San Francisco	$712	October 2025
	$3,982
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2020 and 2019 there were no amounts due related to these letters of credit.
5. Segregated Cash
As of December 31, 2020 and 2019, cash segregated in compliance with federal regulations and other restricted deposits of $185.1 million and $107.3 million, respectively, consisted of cash deposited in Special Reserve Bank Accounts for the exclusive benefit of customers under SEC Rule 15c3-3 and cash deposited in Special Reserve Bank Accounts for the exclusive benefit of Proprietary Accounts of Broker-Dealers ("PAB") under SEC Rule 15c3-3.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
As of December 31, 2020 and 2019, securities owned, at fair value consisted of the following:

	As of December 31,
	2020	2019
	(dollars in thousands)
Common stock	$1,770,451	$1,546,484
Preferred stock	69,358	12,656
Warrants and rights	27,701	22,109
Government bonds	19,721	15,916
Corporate bonds	86,503	25,500
Convertible bonds	6,040	2,500
Term loan (*)	12,623	1,067
Trade claims (*)	9,205	7,320
	$2,001,602	$1,633,552
(*)The Company has elected the fair value option for securities owned, at fair value with a fair value of $8.8 million and $8.4 million, respectively, at December 31, 2020 and 2019.
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
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of December 31,
	2020		2019
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Currency forwards	$4,902	$15	$—	$—
Swaps	$944,544	64,634	$383,752	6,151
Options other (a)	371,188	49,102	550,188	60,066
Netting - swaps (b)		(62,269)		(3,240)
		$51,482		$62,977

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

Payable for derivative contracts	As of December 31,
	2020		2019
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$—	$—	$10,224	$217
Currency forwards	$123,346	3,067	$77,790	851
Swaps	$896,863	43,560	$607,717	26,409
Options other (a)	198,320	66,566	306,306	36,524
Netting - swap (b)		(37,033)		(3,240)
		$76,160		$60,761
(a) Includes the volume of contracts for index, equity, commodity future and cash conversion options.
b) Derivatives are reported on a net basis, by counterparty, when a legal right of offset exists under an enforceable netting agreement as well as net of cash collateral received or posted under enforceable credit support agreements. See Note 2g for further information on offsetting of derivative financial instruments.
The following tables present the gross and net derivative positions and the related offsetting amount, as of December 31, 2020 and 2019. This table does not include the impact of over-collateralization.

		Gross amounts offset on the Consolidated Statements of Financial Condition (a)	Net amounts included on the Consolidated Statements of Financial Condition	Gross amounts not offset in the Consolidated Statements of Financial Condition
	Gross amounts recognized			Financial instruments (a)	Cash Collateral pledged (a)	Net amounts
	(dollars in thousands)
As of December 31, 2020
Receivable on derivative contracts, at fair value	$113,751	$62,269	$51,482	$691	$169	$50,622
Payable for derivative contracts, at fair value	113,193	37,033	76,160	691	3,174	72,295

As of December 31, 2019
Receivable on derivative contracts, at fair value	$66,217	$3,240	$62,977	$—	$2,911	$60,066
Payable for derivative contracts, at fair value	64,001	3,240	60,761	—	24,020	36,741
(a)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
The realized and unrealized gains/(losses) related to derivatives trading activities were $(146.9) million, $(13.0) million and $14.3 million for the years ended December 31, 2020, 2019, and 2018, respectively, and are included in other income in the accompanying consolidated statements of operations. The net gains (losses) on derivative contracts in the table above are one of a number of activities comprising the Company's business activities and are before consideration of economic hedging transactions, which generally offset the net gains (losses) included above.
Pursuant to the various derivatives transactions discussed above, except for exchange traded derivatives and certain options, the Company is required to post/receive collateral. These amounts are recognized in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations respectively. As of December 31, 2020 and 2019, all derivative contracts were with major financial institutions.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Other investments
As of December 31, 2020 and 2019, other investments included the following:

	As of December 31,
	2020	2019
	(dollars in thousands)
Portfolio funds, at fair value (1)	$133,454	$114,504
Carried interest (2)	82,892	30,360
Equity method investments (3)	38,681	40,858
	$255,027	$185,722
(1) Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of December 31, 2020 and 2019, included the following:

	As of December 31,
	2020	2019
	(dollars in thousands)
Starboard Value and Opportunity Fund LP (c)(*)	$42,519	$37,895
Formation8 Partners Fund I, L.P. (f)	31,894	33,613
Cowen Healthcare Investments II LP (i) (*)	26,186	14,652
Lagunita Biosciences, LLC (d)	3,850	4,802
Eclipse Ventures Fund I, L.P. (b)	4,457	3,960
HealthCare Royalty Partners II LP (a)(*)	1,588	1,781
RCG Longview Debt Fund V, L.P. (g)(*)	—	1,732
HealthCare Royalty Partners LP (a)(*)	1,072	1,326
Starboard Leaders Fund LP (e)(*)	2,020	1,560
Eclipse SPV I, LP (j)(*)	1,708	1,447
Ramius Merger Fund LLC (m)(*)	2,197	—
TriArtisan ES Partners LLC (k)(*)	1,657	1,082
Cowen Healthcare Investments III LP (i)(*)	5,714	1,398
TriArtisan PFC Partners LLC (l)(*)	691	909
Starboard Value and Opportunity Fund Ltd (c) (*)	2,364	—
Eclipse Ventures Fund II, L.P. (b)	1,733	1,330
Eclipse Continuity Fund I, L.P. (b)	1,101	823
Difesa Partners, LP (h) (*)	848	508
BDC Fund I Coinvest 1, L.P. (n) (*)	1,250	—
Other private investment (o)(*)	326	4,448
Other affiliated funds (p)(*)	279	1,238
	$133,454	$114,504
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
(b)Each of Eclipse Ventures Fund I, L.P., Eclipse Ventures Fund II, L.P. and Eclipse Continuity Fund I, L.P. are venture capital funds which invests in early stage and growth stage hardware companies. Distributions will be made when the underlying investments are liquidated.
(c)Starboard Value and Opportunity Fund LP and Starboard Value and Opportunity Fund Ltd permits quarterly withdrawals upon 90 days' notice.
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
(g)RCG Longview Debt Fund V, L.P. is a real estate private equity structures. The timing of distributions depends on the nature of the underlying investments and therefore will be made either quarterly or when the underlying investments are liquidated.
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
(2)Carried interest
The Company applies an accounting policy election to recognize incentive income allocated to the Company under an equity ownership model in other investments in the accompanying consolidated statements of financial condition (see Note 2w). Carried interest allocated to the Company from certain Portfolio Funds represents Cowen's general partner capital accounts from those funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds. All carried interest balances are earned from affiliates of the Company.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
The carried interest as of December 31, 2020 and 2019, included the following:

	As of December 31,
	2020	2019
	(dollars in thousands)
Cowen Healthcare Investments II LP	$62,112	$23,759
Cowen Healthcare Investments III LP	11,520	—
TriArtisan TGIF Partners LLC	3,361	—
TriArtisan ES Partners LLC	3,152	—
TriArtisan PFC Partners LLC	1,455	—
Ramius Multi-Strategy Fund LP	734	—
Ramius Merger Fund LLC	368	—
Other private investment (a)	—	4,737
RCG IO Renergys Sarl	190	1,251
Ramius Multi-Strategy Fund LP	—	613
	$82,892	$30,360
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
The Company completed assessments of the recoverability of the Company's equity method investments and determined that the carrying value of the investment in Surf House Ocean View Holdings, LLC exceeded the estimated fair value of the Company's interest, which was other than temporary. Accordingly, an other than temporary impairment charge of $11.3 million, $2.6 million, and $7.1 million, for the years ended December 31, 2020, 2019 and 2018, respectively, was recognized to reduce the carrying value of the investment to fair value. Impairment charges are included in net gains (losses) on securities, derivatives and other investments on the accompanying consolidated statements of operations.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes equity method investments held by the Company:

	As of December 31,
	2020	2019
	(dollars in thousands)
Starboard Value LP	$31,528	$24,292
Surf House Ocean Views Holdings, LLC	—	7,804
HealthCare Royalty GP III, LLC	2,213	2,230
RCG Longview Debt Fund V Partners, LLC	—	2,889
RCG Longview Management, LLC	268	583
HealthCare Royalty GP, LLC	920	108
HealthCare Royalty GP II, LLC	269	302
RCG Longview Debt Fund IV Management, LLC	331	331
RCG Longview Equity Management, LLC	105	105
HCR Stafford Fund GP, LLC	1,025	880
Liberty Harbor North	222	292
Other	1,800	1,042
	$38,681	$40,858
The Company's income (loss) from equity method investments was income of $18.9 million, $24.6 million and $6.4 million for the years ended December 31, 2020, 2019, and 2018, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying consolidated statements of operations.
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying consolidated statements of financial condition. As of December 31, 2020 and 2019, securities sold, not yet purchased, at fair value consisted of the following:

	As of December 31,
	2020	2019
	(dollars in thousands)
Common stock	$699,894	$425,448
Corporate bonds	11,358	5,933
Government bonds	1,500	1,950
Preferred stock	6,589	3,686
Warrants and rights	8,774	14,819
	$728,115	$451,836
Securities purchased under agreements to resell/securities sold under agreements to repurchase and securities lending and borrowing transactions
The following tables present the contractual gross and net securities borrowing and lending agreements and securities sold under agreements to repurchase and the related offsetting amount as of December 31, 2020 and 2019.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

				Gross amounts not offset on the Consolidated Statements of Financial Condition
	Gross amounts recognized, net of allowance	Gross amounts offset on the Consolidated Statements of Financial Condition (a)	Net amounts included on the Consolidated Statements of Financial Condition	Additional Amounts Available	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of December 31, 2020
Securities borrowed	$1,908,187	$—	$1,908,187	$—	$1,809,399	$—	$98,788
Securities loaned	2,476,414	—	2,476,414	—	2,383,342	—	93,072
Securities purchased under agreements to resell	191	—	191	—	204	—	(13)
Securities sold under agreements to repurchase	5,036	—	5,036	—	5,544	—	(508)

As of December 31, 2019
Securities borrowed	$754,441	$—	$754,441	$—	$751,913	$—	$2,528
Securities loaned	1,601,866	—	1,601,866	—	1,585,036	—	16,830
Securities sold under agreements to repurchase	23,244	—	23,244	—	27,384	—	(4,140)
(a)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(b)Includes the amount of cash collateral held/posted.
    The following tables present gross obligations for securities loaned and securities sold under agreements to repurchase by remaining contractual maturity and class of collateral pledged as of December 31, 2020 and 2019:

	Open and Overnight	Up to 30 days	31 - 90 days	Greater than 90 days	Total
	(dollars in thousands)
As of December 31, 2020
Securities loaned
Common stock	$2,232,687	$—	$—	$—	$2,232,687
Corporate bonds	243,726	—	—	—	243,726
Securities sold under agreements to repurchase
Corporate bonds	—	—	5,036	—	5,036
As of December 31, 2019
Securities loaned
Common stock	1,343,478	—	—	—	1,343,478
Corporate bonds	258,388	—	—	—	258,388
Securities sold under agreements to repurchase
Common stock	$—	$—	$23,244	$—	$23,244
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $8.0 billion and $1.3 billion as of December 31, 2020 and $6.1 billion and $617.5 million as of December 31, 2019, respectively. The carrying value of the Company's exposure to loss for these variable interest entities as of December 31, 2020 was $210.7 million, and as of December 31, 2019 was $241.2 million, all of which is included in other investments, at fair value in the accompanying consolidated statements of financial condition. Additionally, the Company's maximum exposure to loss for the variable interest entities noted above as of December 31, 2020 and 2019, was $326.0 million and $261.7 million, respectively.  The maximum exposure to loss often differs from the carrying value of exposure to loss of the variable interests. The maximum exposure to loss is dependent on the nature of the variable interests in the VIEs and is limited to the notional amounts of certain commitments and guarantees.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
b.    Consolidated Funds
Securities owned, at fair value
As of December 31, 2020 and 2019, securities owned, at fair value, held by the Consolidated Funds consisted of the following:

	As of December 31,
	2020	2019
	(dollars in thousands)
Preferred stock	$—	$4,393
Common stock	4,816	200,306
Government bonds	—	161,607
Corporate bonds	—	3,405
Warrants and rights	5,806	5,567
	$10,622	$375,278
Receivable on derivative contracts
As of December 31, 2020 and 2019, receivable on derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of December 31,
	2020	2019
	(dollars in thousands)
Currency forwards	$—	$3,302
Equity swaps	—	927
Options	—	1,604
	$—	$5,833
Payable for derivative contracts
As of December 31, 2020 and 2019, payable for derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of December 31,
	2020	2019
	(dollars in thousands)
Currency forwards	$—	$88
Equity swaps	—	3,931
Options	—	750
	$—	$4,769
Other investments, at fair value
Investments in Portfolio Funds, at fair value
As of December 31, 2020 and 2019, investments in Portfolio Funds, at fair value, included the following:

	As of December 31,
	2020	2019
	(dollars in thousands)
Investments of Enterprise LP	$104,475	$99,153
Investments of Merger Fund	—	76,616
Investments of Cowen Sustainable Investments I LP	88,195	—
	$192,670	$175,769
Consolidated portfolio fund investments of Enterprise LP
On May 12, 2010, the Company announced its intention to close Enterprise Master. Enterprise LP operated under a "master-feeder" structure up until January 1, 2019, when Enterprise Master distributed its capital to each feeder and was

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
liquidated. As of December 31, 2020 and 2019, the consolidated investments in Portfolio Funds include Enterprise LP's investment in RCG Special Opportunities Fund, Ltd which is a portfolio fund that invests in a limited number of private equity investments directly as well as through affiliated portfolio funds.
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
Consolidated portfolio fund investments of Cowen Sustainable Investments I LP
Cowen Sustainable Investments I LP ("CSI I LP") is a private investment fund making debt and equity investments in companies and real assets that are accelerating the global transition to a sustainable economy. The fund primarily focuses its investments around four themes: (i) renewable energy and battery storage; (ii) clean transportation; (iii) sustainable agriculture and food production; and (iv) resource and industrial efficiency. CSI I LP has made investments in ecoATM, LLC, a manufacturer and owner of automated kiosks that allow consumers to sell back unwanted smart phones, and Proterra, Inc, a designer and manufacturer of zero-emission electric transit vehicles and electric vehicle technology solutions for commercial applications. CSI I LP is a private equity-style vehicle that does not permit redemptions; proceeds realized from the fund’s investments are expected to be distributed after the end of the fund’s investment period.

Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly held by the Company, indirectly through the Company's consolidated entities or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of December 31, 2020 and 2019, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There was one indirect concentration that exceeded 5% of the Company's equity as of December 31, 2020 and 2019, respectively.
Through its investments in a Consolidated Fund and combined with direct Company investments, the Company maintained exposure to a particular investment which accounted for 5% or more of the Company's equity.

	Investment's percentage of the Company's stockholders' equity
	Issuer	Security Type	Country	Industry	Percentage of Stockholders' Equity	Market Value
						(dollars in thousands)
As of December 31, 2020	Linkem S.p.A.	Equity, loans and warrants	Italy	Wireless Broadband	9.07%	$87,944
As of December 31, 2019	Linkem S.p.A.	Equity, loans and warrants	Italy	Wireless Broadband	9.53%	$77,142

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
$1,426

7. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying consolidated statements of financial condition by caption and by level within the valuation hierarchy as of December 31, 2020 and 2019:

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Assets at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Netting (c)	Total
		(dollars in thousands)
Operating Entities
Securities owned, at fair value
Government bonds	$19,721	$—	$—	$—	$19,721
Preferred stock	9,391	—	59,967	—	69,358
Common stock	1,746,407	108	23,936	—	1,770,451
Convertible bonds	—	—	6,040	—	6,040
Corporate bonds	—	86,368	135	—	86,503
Trade claims	—	—	9,205	—	9,205
Term loan	—	—	12,623	—	12,623
Warrants and rights	21,154	—	6,547	—	27,701
Receivable on derivative contracts, at fair value
Currency forwards	—	15	—	—	15
Swaps	—	64,634	—	(62,269)	2,365
Options	48,851	—	251	—	49,102
Consolidated Funds
Securities owned, at fair value
Common stock	1,865	—	2,951	—	4,816
Warrants and rights	—	—	5,806	—	5,806
	$1,847,389	$151,125	$127,461	$(62,269)	$2,063,706
Portfolio Funds measured at net asset value (a)					133,454
Consolidated Funds' Portfolio Funds measured at net asset value (a)					192,670
Carried interest (a)					82,892
Equity method investments (a)					38,681
Total investments					$2,511,403

	Liabilities at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Netting (c)	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased, at fair value
Government bonds	$—	$—	$1,500	$—	$1,500
Common stock	699,894	—	—	—	699,894
Corporate bonds	—	10,654	704	—	11,358
Preferred stock	6,589	—	—	—	6,589
Warrants and rights	8,774	—	—	—	8,774
Payable for derivative contracts, at fair value
Currency forwards	—	3,067	—	—	3,067
Swaps	—	43,560	—	(37,033)	6,527
Options	62,651	—	3,915	—	66,566
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	36,718	—	36,718
	$777,908	$57,281	$42,837	$(37,033)	$840,993
(a) In accordance with US GAAP, portfolio funds are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not classified in the fair value hierarchy. Carried interest and equity method investments presented in the table above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statement of financial condition.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during the first quarter of 2019 and the fourth quarter of 2020, the Company is required to pay to the sellers a portion of future net income and/or revenues of the acquired businesses, if certain targets are achieved through the periods ended December 31, 2020 and December 31, 2023. For both the Quarton Acquisition and the MHT Acquisition, the Company estimated the contingent consideration liabilities using a combination of Monte Carlo and Discounted Cash Flow methods which require the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts for the Quarton Acquisition can range from $10.1 million to $35.1 million. The undiscounted amounts for the MHT Acquisition have no minimum or maximum as it is calculated based on revenue.
(c) Derivatives are reported on a net basis, by counterparty, when a legal right of offset exists under an enforceable netting agreement as well as net of cash collateral received or posted under enforceable credit support agreements. See Note 2g for further information on offsetting of derivative financial instruments.

	Assets at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Netting (c)	Total
		(dollars in thousands)
Operating Entities
Securities owned, at fair value
Government bonds	$15,916	$—	$—	$—	$15,916
Preferred stock	4,821	—	7,835	—	12,656
Common stock	1,527,769	1,249	17,466	—	1,546,484
Convertible bonds	—	—	2,500	—	2,500
Corporate bonds	—	23,079	2,421	—	25,500
Trade claims	—	—	7,320	—	7,320
Term loan	—	1,067	—	—	1,067
Warrants and rights	21,515	—	594	—	22,109
Receivable on derivative contracts, at fair value
Swaps	—	6,151	—	(3,240)	2,911
Options	59,730	—	336	—	60,066
Consolidated Funds
Securities owned, at fair value
Government bonds	161,607	—	—	—	161,607
Preferred stock	—	—	4,393	—	4,393
Common stock	200,306	—	—	—	200,306
Corporate bonds	—	3,405	—	—	3,405
Warrants and rights	—	—	5,567	—	5,567
Receivable on derivative contracts, at fair value
Currency forwards	—	3,302	—	—	3,302
Equity swaps	—	927	—	—	927
Options	1,604	—	—	—	1,604
	$1,993,268	$39,180	$48,432	$(3,240)	$2,077,640
Portfolio Funds measured at net asset value (a)					114,504
Consolidated Funds' Portfolio Funds measured at net asset value (a)					175,769
Carried interest (a)					30,360
Equity method investments (a)					40,858
Total investments					$2,439,131

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Netting (c)	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased, at fair value
US Government securities	$—	$—	$1,950	$—	$1,950
Common stock	425,448	—	—	—	425,448
Corporate bonds	—	4,933	1,000	—	5,933
Preferred stock	3,686	—	—	—	3,686
Warrants and rights	14,819	—	—	—	14,819
Payable for derivative contracts, at fair value
Futures	217	—	—	—	217
Currency forwards	—	851	—	—	851
Swaps	—	26,409	—	(3,240)	23,169
Options	33,604	—	2,920	—	36,524
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	30,896	—	30,896
Consolidated Funds
Payable for derivative contracts, at fair value
Currency forwards	—	88	—	—	88
Options	750	—	—	—	750
Equity swaps	—	3,931	—	—	3,931
	$478,524	$36,212	$36,766	$(3,240)	$548,262
(a) In accordance with US GAAP, portfolio funds are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not classified in the fair value hierarchy. Carried interest and equity method investments presented in the table above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statement of financial condition.
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
(c) Derivatives are reported on a net basis, by counterparty, when a legal right of offset exists under an enforceable netting agreement as well as net of cash collateral received or posted under enforceable credit support agreements. See Note 2g for further information on offsetting of derivative financial instruments.
The following table includes a roll forward of the amounts for the years ended December 31, 2020 and 2019 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2020
	Balance at December 31, 2019	Transfers in		Transfers out		Purchases/(covers)		(Sales)/shorts	Realized and Unrealized gains/losses	Balance at December 31, 2020	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$7,835	$45,530	(c)	$(1,653)	(b)	$5,891		$(4,993)	$7,357	$59,967	$10,846
Common stock	17,466	102	(l)	(29)	(a)(e)	7,288		(3,818)	2,927	23,936	1,990
Convertible bonds	2,500	—		—		3,787		(1,050)	803	6,040	803
Corporate bond	2,421	—		(312)	(b)	666		(2,432)	(208)	135	(180)
Options, asset	336	—		(102)	(l)	—		—	17	251	(1)
Options, liability	2,920	—		—		—		—	995	3,915	995
Term loan	—	11,149	(c)	—		245		—	1,229	12,623	1,229
Warrants and rights	594	4,528	(a)(c)	—		—		—	1,425	6,547	1,425
Trade claims	7,320	1,044	(a)(e)	—		4,774		(2,944)	(989)	9,205	(1,013)
Corporate bond, liability	1,000	—		—		—		—	(296)	704	(248)
Government bonds, liability	1,950	—		—		—		—	(450)	1,500	(450)
Contingent consideration liability	30,896	—		(1,235)	(k)	4,218	(m)	(5,653)	8,492	36,718	8,492
Consolidated Funds
Preferred stock	4,393	—		(4,000)	(d)	—		—	(393)	—	—
Common stock	—	4,000	(d)	(100,000)	(j)	100,000		—	(1,049)	2,951	(1,049)
Warrants and rights	5,567	—		—		—		—	239	5,806	239
Convertible bonds	$—	$—		$(76,114)	(j)	$75,000		$—	$1,114	$—	$—

	Year Ended December 31, 2019
	Balance at December 31, 2018	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at December 31, 2019	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$5,168	$—		$(1,000)	(f)	$3,513	$(1,270)	$1,424	$7,835	$2,285
Common stock	9,850	10,242	(g)(h)	(3)	(i)	11,477	(11,002)	(3,098)	17,466	(3,098)
Convertible bonds	3,000	—		(4,826)	(b)(f)	11,354	(7,072)	44	2,500	(25)
Corporate bond	—	4	(g)	—		2,811	(533)	139	2,421	140
Options, asset	—	330	(h)	—		—	—	6	336	6
Options, liability	2,096	—		—		—	(4)	828	2,920	828
Warrants and rights	1,666	—		—		—	(189)	(883)	594	31
Trade claim	5,543	—		—		7,205	(5,506)	78	7,320	76
Corporate bond, liability	—	2,525	(g)	—		—	—	(1,525)	1,000	(1,525)
Government bonds, liability	—	4,681	(g)	—		—	—	(2,731)	1,950	(2,731)
Contingent consideration liability	3,070	—		—		27,700	(1,234)	1,360	30,896	1,360
Consolidated Funds
Preferred stock	24,314	—		(19,929)	(f)	—	—	8	4,393	—
Common stock	94	—		(94)	(f)	407	(958)	551	—	—
Warrants and rights	$5,279	$—		$—		$—	$(1,758)	$2,046	$5,567	$289
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
(f) The entity in which the Company is invested completed an initial public offering.
(g) The investments had a change of valuation methodology due to increased activity in foreign market.
(h) The holding Company which held common stock and options was liquidated.
(i) Shares of common stock were exchanged for liquid warrants and rights of an acquired company.
(j) The Company deconsolidated an investment fund.
(k) The contingent liability reached the end of its earnout period and is now valued based on actual cash payout.
(l) The options expired and converted into common stock.
(m) See Note 3 (MHT Acquisition) for contingent consideration recorded.
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
The following table includes quantitative information as of December 31, 2020 and 2019 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value December 31, 2020	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$65,735	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	10% - 12% 6.25x - 6.75x	11% 6.5x
Options	251	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	10% - 12% 6.25x - 6.75x	11% 6.5x
Trade claims	3,500	Discounted cash flows	Discount rate	15%	15%
Warrants and rights	11,217	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	4% - 11% 6.25x - 6.75x	7.0% 6.5x
Corporate, convertible bonds and term loan	12,623	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	10% - 12% 6.25x - 6.75x	11% 6.5x
Other level 3 assets (a)	34,135
Total level 3 assets	$127,461
Level 3 Liabilities
Options	3,915	Option pricing models	Volatility	35%	35%
Contingent consideration liability	36,718	Discounted cash flows Monte Carlo simulation	Discount rate Volatility	9% - 16% 22% - 24%	15% 22%
Other level 3 liabilities (a)	2,204
Total level 3 liabilities	$42,837

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2019	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$10,876	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	8% - 11.25% 6.5x - 7x	10.4% 6.75x
Trade claims	24	Discounted cash flows	Discount rate	20%	20%
Warrants and rights	6,162	Model based Discounted cash flows	Volatility Discount rate	30% 6% - 7%	—% 6.1%
Options	336	Option pricing models	Discount rate EBITDA Market Multiples	9.75% - 11.25% 6.5x - 7x	10.5% 6.75x
Corporate and convertible bonds	311	Discounted cash flows Recovery	Discount rate Probability of recovery	20% 1% - 3%	20% 2.3%
Other level 3 assets (a)	30,723
Total level 3 assets	$48,432
Level 3 Liabilities

Options	2,920	Option pricing models	Volatility	35% to 40%	35%
Contingent consideration liability	30,896	Discounted cash flows Monte Carlo simulation	Discount rate Volatility	15% - 22% 17%	15% 17%
Other level 3 liabilities (a)	2,950
Total level 3 liabilities	$36,766
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
generally highly idiosyncratic. Significant increases (decreases) in any of those inputs in isolation can result in a significantly lower (higher) fair value measurement.
Other financial assets and liabilities
The following table presents the carrying values and fair values, at December 31, 2020 and 2019, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value (see Note 2g).

	December 31, 2020				December 31, 2019				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$645,169		$645,169		$301,123		$301,123		Level 1
Cash collateral pledged	110,743		110,743		6,563		6,563		Level 2
Segregated cash	185,141		185,141		107,328		107,328		Level 1
Securities purchased under agreements to resell	191		204		—		—		Level 2
Securities borrowed	1,908,187		1,908,187		754,441		754,441		Level 2
Loans receivable	7,682		7,682	(d)	42,830		42,830	(d)	Level 3
Consolidated Funds
Cash and cash equivalents	417		417		30,874		30,874		Level 1
Financial Liabilities
Securities sold under agreements to repurchase	5,036		5,544		23,244		27,384		Level 2
Securities loaned	2,476,414		2,476,414		1,601,866		1,601,866		Level 2
Convertible debt	80,808	(a)	135,444	(b)	118,688	(a)	148,786	(b)	Level 2
Notes payable and other debt	383,067	(e)	405,840	(c)	345,451	(e)	372,591	(c)	Level 2
(a)The carrying amount of the convertible debt includes an unamortized discount of $6.7 million and $14.9 million as of December 31, 2020 and 2019, respectively.
(b)The convertible debt includes the conversion option and is based on the last broker quote available.
(c)Notes payable and other debt are based on the last broker quote available.
(d)The fair market value of level 3 loans is calculated using discounted cash flows where applicable.
(e)The carrying amount of the notes payable and other debt includes an unamortized premium of $0.4 million and $0.5 million as of December 31, 2020 and 2019, respectively.
8. Deposits with Clearing Organizations, Brokers and Banks
Under the terms of agreements between the Company and some of its clearing organizations, brokers and banks, balances owed are collateralized by certain of the Company's cash and securities balances. As of December 31, 2020 and 2019, the Company had a total of $105.0 million and $91.8 million, respectively, in deposit accounts with clearing organizations, brokers and banks that could be used as collateral to offset losses incurred by the clearing organizations, brokers and banks, on behalf of the Company's activities, if such losses were to occur.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2020 and 2019, amounts receivable from brokers, dealers and clearing organizations include:

	As of December 31,
	2020	2019
	(dollars in thousands)
Broker-dealers	$1,608,273	$623,523
Securities failed to deliver	55,655	45,673
Clearing organizations	41,795	3,180
Securities borrowed/loaned interest receivable	24,021	9,319
	$1,729,744	$681,695
As of December 31, 2020 and 2019, amounts payable to brokers, dealers and clearing organizations include:

	As of December 31,
	2020	2019
	(dollars in thousands)
Broker-dealers	$286,011	$185,838
Securities failed to receive	68,036	57,580
Clearing organizations	33,732	18,063
Securities borrowed/loaned interest payable	27,364	9,537
	$415,143	$271,018

10. Receivable From and Payable To Customers
As of December 31, 2020 and 2019, receivable from customers of $104.0 million and $105.6 million, respectively, consist of amounts owed by customers relating to securities transactions not completed on settlement date and receivables arising from prepaid research.
As of December 31, 2020 and 2019, payable to customers of $1.7 billion and $430.2 million, respectively, include amounts due on cash and margin transactions to the Company's clients, some of which have their assets held by a Company omnibus account, which are included within receivables from brokers, dealers and clearing organizations in the accompanying consolidated statements of financial condition. In the omnibus structure, positions that are owned by Cowen International Ltd are fully cross collateralized by client funds, meaning that the Company, for all intents and purposes, has no market risk. Additionally, Cowen International Ltd has no obligation to settle any trade that it deems inappropriate from a risk perspective, adding an important market and counterparty risk mitigating factor.
11. Fixed Assets
As of December 31, 2020 and 2019, fixed assets consisted of the following:

	As of December 31,
	2020	2019
	(dollars in thousands)
Telecommunication and computer equipment	$7,921	$7,556
Computer software	11,813	8,952
Furniture and fixtures	3,387	3,526
Leasehold improvements	40,468	40,301
Finance lease right-of-use asset (See Note 22)	6,172	6,172
Airplane and related equipment	3,932	—
	73,693	66,507
Less: Accumulated depreciation and amortization	(40,670)	(32,846)
	$33,023	$33,661
Depreciation and amortization expense related to fixed assets was $9.6 million, $7.3 million and $7.4 million for the years ended December 31, 2020, 2019, and 2018, respectively, and are included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Assets acquired under finance leases were $6.2 million as of December 31, 2020 and 2019, respectively. If the assets acquired under finance leases transfer title at the end of the lease term or contain a bargain purchase option, the assets are amortized over their estimated useful lives; otherwise, the assets are amortized over the respective lease term. The depreciation of assets capitalized under finance leases is included in depreciation and amortization expenses and was $1.2 million, $1.3 million, and $1.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020 and 2019, accumulated depreciation related to assets acquired under finance leases was $3.4 million and $2.2 million, respectively.
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
Annual impairment test
The Company performed its annual impairment test at December 31, 2020 through a quantitative impairment test which involved estimates of future cash flows, discount rates, economic forecast and other assumptions which are then used in the market approach (earnings and / or transactions multiples) and / or income approach (discounted cash flow method).
Based on the results of the annual impairment analysis at December 31, 2020, the Company did not recognize a goodwill impairment relating to any of the Company's reporting units. Additionally, no impairment charge for goodwill was recognized during the year ended December 31, 2018.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
The following table presents the changes in the Company's goodwill balance, by reporting unit for the periods ended December 31, 2020 and 2019:

	Investment Management	Investment Bank	Cowen Investment Management	Asset Co	Total
	(dollars in thousands)
Beginning balance - December 31, 2018
Goodwill	$29,026	$51,337	$—	$—	80,363
Accumulated impairment charges	(10,200)	(9,485)	—	—	(19,685)
Net	18,826	41,852	—	—	60,678

Activity: 2019
Recognized goodwill (See note 3)	—	81,150	—	—	81,150
Realignment of segment goodwill:
Goodwill	(29,026)	—	22,705	6,321	—
Accumulated impairment charges	10,200	—	(7,979)	(2,221)	—
Goodwill impairment charges	—	—	—	(4,100)	(4,100)

Beginning balance: December 31, 2019
Goodwill	—	132,487	22,705	6,321	161,513
Accumulated impairment charges	—	(9,485)	(7,979)	(6,321)	(23,785)
Net	—	123,002	14,726	—	137,728

Activity: 2020
Recognized goodwill (See note 3)	—	9,356	—	—	9,356
Goodwill impairment charges	—	—	—	—	—

Ending balance: December 31, 2020
Goodwill	—	141,843	22,705	6,321	170,869
Accumulated impairment charges	—	(9,485)	(7,979)	(6,321)	(23,785)
Net	$—	$132,358	$14,726	$—	$147,084
In connection with the MHT transaction (see Note 3), in October 2020, the Company recognized goodwill of $9.4 million and intangible assets (including customer relationships, trade name, and non compete) with an estimated fair value of $1.2 million which are included within intangible assets, net in the consolidated statements of financial condition with the expected useful lives ranging from 3 to 5 years with a weighted average useful life of 4.17. Amortization expense related to intangibles from the MHT acquisition for the year ended December 31, 2020 totaled $0.1 million. Goodwill primarily relates to expected synergies from combining the acquired operations with our operations and has been assigned to the Op Co segment of the Company. Tax deductible goodwill will differ from goodwill recognized by the Company in an amount equal to the difference between actual contingent consideration and estimated contingent consideration (see Note 3).
In connection with the Quarton transaction (see Note 3), in January 2019, the Company recognized goodwill of $81.2 million and intangible assets (including customer relationships, trade name, backlog and proprietary software) with an estimated fair value of $22.2 million which are included within intangible assets in the consolidated statements of financial condition with the expected useful lives ranging from 2 to 4 years with a weighted average useful life of 2.8 years. Amortization expense related to intangibles from the Quarton acquisition for the years ended December 31, 2020 and 2019 is $8.9 million, respectively. Goodwill, the excess of the purchase price over the fair value of net assets, primarily relates to expected synergies from combining operations and has been assigned to the Op Co segment of the Company. Tax deductible goodwill will differ from goodwill recognized by the Company in an amount equal to the difference between actual contingent consideration and estimated contingent consideration (see Note 3).

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Intangible assets
Information for the Company's intangible assets that are subject to amortization is presented below as of December 31, 2020 and 2019.

		December 31, 2020			December 31, 2019
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)			(in thousands)
Trade names	3	$1,031	$(611)	$420	$960	$(360)	$600
Customer relationships	2 - 14	52,040	(32,154)	19,886	51,724	(21,065)	30,659
Non-compete agreements and covenants with limiting conditions acquired	5	344	(17)	327	400	(347)	53
Intellectual property	8	2,972	(328)	2,644	1,188	(119)	1,069
Acquired software	3 - 10	5,900	(4,774)	1,126	7,323	(4,504)	2,819
		$62,287	$(37,884)	$24,403	$61,595	$(26,395)	$35,200
The Company tests intangible assets for impairment if events or circumstances suggest that the asset groups carrying value may not be fully recoverable. The Company recognized impairment charges of $2.4 million during the year ended December 31, 2020. The impairment charges primarily related the Company’s decision to limit the activities of its clearing business, resulting in a $1.9 million impairment of a) intangible assets relating to customer lists and b) capitalized internally developed software costs. The remaining impairment charges related to the impairment of intangible assets related to legacy capitalized software from the 2017 Convergex acquisition. These impairment charges are recorded in Other Expenses in the accompanying consolidated statements of operations. For the year ended December 31, 2019, no impairment charge for intangible assets was recognized.
Amortization expense related to intangible assets was $13.0 million, $13.1 million, and $5.0 million for the years ended December 31, 2020, 2019, and 2018, respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. All of the Company's intangible assets have finite lives.
The estimated future amortization expense for the Company's intangible assets placed in service as of December 31, 2020 is as follows:

(dollars in thousands)
2021	$6,828
2022	5,439
2023	3,432
2024	3,172
2025	2,148
Thereafter	3,384
$24,403

13. Other Assets
Other assets in Operating Entities are as follows:

	As of December 31,
	2020	2019
	(dollars in thousands)
Prepaid expenses	$14,468	$9,957
Reinsurance business receivables (b)	15,387	14,688
Tax receivables	2,280	8,464
Interest and dividends receivable	1,688	1,944
Deferred acquisition costs (b)	5,221	4,808
The Military Mutual loan (a)	—	27,459
Other (c)	15,840	16,838
	$54,884	$84,158

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
(a) In September 2020, the loan, related to the Company's' commercial reinsurance activities, was sold. As of December 31, 2019, the maturity date was December 2029 and interest rate of 3%.
(b) Balances relate to the Company's reinsurance business (See Note 18).
(c) As of December 31, 2020 and 2019, the balance includes prepaid expenses, receivables and other assets used for reinsurance activities of $7.2 million and $7.5 million, respectively.
14. Commission Management Payable
The Company receives a gross commission from various brokers, which is then used to fund commission sharing and recapture arrangements, less the portion retained as income to the Company. Accrued commission sharing and commission recapture payable of $117.0 million and $71.6 million, as of December 31, 2020 and 2019, respectively, are classified as commission management payable in the accompanying consolidated statements of financial condition.
15. Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities in Operating Entities are as follows:

	As of December 31,
	2020	2019
	(dollars in thousands)
Contingent consideration payable (see Note 3)	37,953	30,896
Interest and dividends payable	17,031	5,828
Loss reserves and claims incurred but not reported (a)	37,036	30,282
Professional fees payable	9,495	4,789
Unearned premiums (a)	14,732	16,092
Fees payable	4,459	4,628
Accrued tax liabilities	17,204	2,778
SEC fees payable	9,987	3,957
Software contracts payable	1,852	2,884
Performance fees payable	4,427	3,708
Accrued expenses and accounts payable (b)	42,303	35,714
	$196,479	$141,556
(a) Balances relate to the Company's reinsurance business (See Note 18).
(b) As of December 31, 2020 and 2019, the balance includes reinsurance premiums payable of $15.5 million and $13.2 million, respectively.
16. Non-Controlling Interests in Consolidated Subsidiaries and Investment Funds
Redeemable and nonredeemable non-controlling interests in consolidated subsidiaries and investment funds and the related net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds are comprised as follows:

	As of December 31,
	2020	2019
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and investment funds
Consolidated Funds	$—	$391,275
Nonredeemable non-controlling interests in consolidated subsidiaries and investment funds
Operating companies	83,818	11,513
Consolidated Funds	115,806	82,807
	$199,624	$485,595

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds
Operating companies	$19,584	$(3,264)	$3,177
Consolidated Funds	(28,883)	34,503	33,883
	$(9,299)	$31,239	$37,060

17. Revenue from Contracts with Customers
For the years ended December 31, 2020, 2019 and 2018, the following tables presents revenues from contracts with customers disaggregated by fee type and segment.

	Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Revenue from contracts with customers	Operating Company
Investment banking
Underwriting fees	$427,670	$211,666	$215,723
Strategic/financial advisory fees	190,958	79,208	81,733
Placement and sales agent fees	133,171	69,070	46,888
Expense reimbursements from clients	17,687	15,081	12,878
Total investment banking revenue	769,486	375,025	357,222
Brokerage
Commissions	485,398	356,668	366,090
Trade conversion revenue	15,753	12,531	17,061
Equity research fees	19,757	19,006	20,184
Total brokerage revenue from customers	520,908	388,205	403,335
Management fees	46,556	31,361	26,080
Incentive income	592	1,532	3,117
Total revenue from contracts with customers - Op Co	$1,337,542	$796,123	$789,754

	Asset Company
Management fees	959	1,248	3,578
Incentive income	—	15	—
Total revenue from contracts with customers - Asset Co	959	1,263	3,578
Total revenue from contracts with customers	$1,338,501	$797,386	$793,332

18. Reinsurance
The Company's wholly owned Luxembourg subsidiary, Hollenfels Re SA ("Hollenfels") provides reinsurance to third party insurance and reinsurance companies. Hollenfels' share of claims incurred and paid during the periods below, as well as the change in claims outstanding and claims incurred but not reported ("IBNR") during these periods, net of reinsurance, were as follows:

	Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Incurred and paid claims	$15,004	$24,380	$14,800
Change in claims outstanding and claims IBNR	$34,173	$5,647	$11,800

Hollenfels utilizes several methods to determine its claims IBNR. It generally employs an estimation methodology whereby historical average claims ratios over a period of up to 10 years are utilized, based on availability of data. In cases where current claims development contradicts historical results, Hollenfels employs a method to average claims ratios derived through different

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
actuarial calculation methods. Also, if an event occurs that may give rise to significant future claims in excess of the amount calculated using the above-mentioned methodologies, the impact of such an event is calculated using existing claims data and actuarial estimation methods to adjust Hollenfels' claims IBNR. During the years ended December 31, 2020, Hollenfels calculated its claim liability or claim adjustment expenses using the above-mentioned methods consistent with prior years.
While Hollenfels typically settles its premiums and claim payments on a quarterly basis, the frequency of claims in the underlying policies is impractical for Hollenfels to obtain. Certain contracts Hollenfels has written are on a quota-share basis while the rest of the policies provide aggregate loss protection, rendering the collection of information for all underlying contracts impracticable. Hollenfels did not discount any of its reserves and did not cede any portion of its exposures during the years ended December 31, 2020, 2019, and 2018.
From time to time, Hollenfels may enter into reinsurance agreements that require it to post collateral of cash or U.S. government bonds to cover certain exposures as defined in the respective reinsurance agreements. As of December 31, 2020, Hollenfels pledged $120.5 million of collateral towards such reinsurance obligations, of which $106.8 million was cash and $13.7 million was U.S. government bonds. As of December 31, 2019, total collateral pledged was $15.0 million, of which $2.0 million was cash and $13.0 million was U.S. government bonds. Hollenfels expects $101.2 million and none of the cash collateral pledged as of December 31, 2020 and December 31, 2019, respectively, to be released on September 30, 2023. The remaining cash collateral of $5.5 million and all of the U.S. government bonds pledged as of December 31, 2020 as well as all cash and U.S. government bonds pledged as of December 31, 2019 are expected to be released periodically between June 30, 2021 and March 31, 2024 in accordance with the terms of the underlying reinsurance agreements.
19. Share-Based Payments, Deferred Compensation and Employee Ownership Plans
The Company has issued share-based compensation under the 2010 and 2020 Equity and Incentive Plan (the "Equity Plans"). The Equity Plans permit the grant of options, restricted shares, restricted stock units, and other equity-based awards to the Company's employees and directors. Stock options granted generally vest over two to five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued, both of which are eligible to accrue dividend equivalents, may be immediately vested or may generally vest over a two-to five-year period. Awards are subject to the risk of forfeiture. As of December 31, 2020, there were 2.4 million shares available for future issuance under the Equity Plans.
Under the Equity Plans, the Company awarded $50.3 million of deferred cash awards to its employees during the year ended December 31, 2020. These awards vest over a four-year period and accrue interest at 0.70% per year. As of December 31, 2020, the Company had unrecognized compensation expense related to the Equity Plans' deferred cash awards of $69.8 million.
The Company measures compensation cost for share-based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share-based awards on a straight-line basis over the vesting period of the option or award, net of estimated forfeitures. In relation to awards under the Equity Plan, the Company recognized compensation expense of $48.1 million, $34.0 million, and $37.0 million for the years ended December 31, 2020, 2019, and 2018, respectively. The income tax effect recognized for the Equity Plans was a benefit of $13.8 million, $8.8 million, and $9.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value
Beginning balance outstanding	5,364,486	$16.67	5,962,295	$15.73
Granted	2,709,979	17.40	2,435,058	16.58
Vested	(2,419,818)	15.59	(2,291,032)	15.63
Canceled	(87,348)	14.80	(584,333)	11.49
Forfeited	(117,108)	15.62	(157,502)	13.98
Ending balance outstanding	5,450,191	$17.56	5,364,486	$16.67

Included in the restricted share and restricted stock unit activity are performance-linked restricted stock units of 1,366,666 which were awarded in March 2016, April 2019 and July 2020. Of the awards granted, 379,319 have vested and 320,681 have

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
been canceled, as they did not meet the performance criteria, through December 31, 2020. Included in vested shares are 233,333 shares that had an attainable value of 420,000, due to reaching certain performance goals, and are to be delivered in March 2021. The remaining awards, included in the outstanding balance as of December 31, 2020, vest between December 2021 and December 2022 and will be earned only to the extent that the Company attains specified market conditions relating to its volume-weighted average share price and total shareholder return in relation to certain benchmark indices and performance goals relating to aggregate net income and average return on shareholder equity. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 200% of the targeted award. Each RSU is equal to the one share of the Company's Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.
The fair value of restricted stock (excluding certain performance-linked units which are valued using the Monte Carlo valuation model) is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of December 31, 2020, there was $70.8 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.05 years.
Restricted Shares and Restricted Stock Units Granted to Non-Employee Board Members
There were 90,645 restricted stock units awarded and 48,021 delivered to non-employee board members during the year ended December 31, 2020. As of December 31, 2020, there were 259,536 restricted stock units outstanding for non-employee board members. There were no restricted stock units awarded to non-employee board members during the year ended December 31, 2019, and 120,430 were delivered. As of December 31, 2019, there were 216,912 restricted stock units outstanding.
Share Based Payments
In certain circumstances, the Company grants carried interest in consolidated managing member/general partner subsidiaries to third parties through the grant of equity awards in exchange for professional, advisory and other services. The equity awards are recorded within additional paid in capital in the accompanying consolidated statements of financial condition and professional, advisory and other fees expense in the accompanying consolidated statements of operations based on the fair value of the award granted and expensed over the terms of the award. In addition, the equity awards provide the third parties profit points aligned to the allocated carried interest distributions. Upon vesting of the awards, the third parties' allocation of carried interest is determined by applying an equity ownership model. Accordingly, the Company accrues carried interest allocations based on the fair value of the underlying investments assuming hypothetical liquidation at book value upon vesting as nonredeemable non-controlling interest.
20. Defined Contribution Plans
The Company sponsors a Retirement and Savings Plan which is a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plans"). All full-time employees of the Company can contribute on a tax deferred basis and an after-tax basis to the 401(k) Plans up to federal contribution limits or up to 100% of their annual compensation, subject to certain limitations. The Company provides matching and profit sharing contributions to employees that are equal to a specified percentage of the eligible participant's contribution as defined by the 401(k) Plans. For the years ended December 31, 2020, 2019, and 2018, the Company's contributions to the 401(k) Plans were $2.9 million, $1.0 million, and $1.0 million, respectively.
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
The Company is subject to the Global Intangible Low Taxed Income ("GILTI") tax in the U.S. The Company elected to account for taxes on GILTI inclusions in U.S. taxable income as incurred on the current year basis and not included in deferred taxes.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
The components of the Company's income tax expense for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year ended December 31,
	2020	2019	2018
	(dollars in thousands)
Current tax expense/(benefit)
Federal	$13,840	$(731)	$(1,883)
State and local	5,060	457	(2,148)
Foreign	1,355	1,831	785
Total	$20,255	$1,557	$(3,246)
Deferred tax expense/(benefit)
Federal	$53,231	$10,242	$12,018
State and local	17,337	3,598	6,956
Foreign	(450)	(544)	(9)
Total	70,118	13,296	18,965
Total tax expense/(benefit)	$90,373	$14,853	$15,719
Consolidated U.S. income/(loss) before income taxes was $289.6 million in 2020, $68.9 million in 2019, and $93.0 million in 2018. The corresponding amounts for non-U.S.-based income/(loss) were $7.9 million in 2020, $2.2 million in 2019, and $6.0 million in 2018.
The reconciliations of the Company's federal statutory rate to the effective income tax rate for the years ended December 31, 2020, 2019, and 2018 are as follows:

	Year ended December 31,
	2020	2019	2018
Pre-tax loss at U.S. statutory rate	21.0%	21.0%	21.0%
Basis adjustment on investments	—	—	3.5
Nondeductible expenses	1.5	4.1	1.2
Goodwill impairment	—	1.2	—
Change in valuation allowance	—	(4.0)	7.1
State and foreign tax	7.3	8.0	(10.0)
Reversal of income attributable to non-controlling interests	0.7	(9.2)	(8.6)
Other, net	(0.1)	(0.1)	1.7
Total	30.4%	21.0%	15.9%
As of December 31, 2020, the Company has net income taxes receivable of approximately $1.2 million representing state and foreign tax overpayments, which is included in other assets on the accompanying consolidated statements of financial condition. The Company also has income taxes payable of approximately $14.1 million representing federal and foreign payables, which is included in other liabilities on the accompany consolidated statements of financial condition.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
The components of the Company's deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	As of December 31,
	2020	2019
	(dollars in thousands)
Deferred tax assets, net of valuation allowance
Net operating loss	$18,039	$60,160
Deferred compensation	24,068	46,545
Intangible assets	4,513	2,969
Tax credits	6,230	6,716
Lease liability	20,401	24,623
Other	2,858	3,043
Total deferred tax assets	76,109	144,056
Valuation allowance	(5,194)	(5,234)
Deferred tax assets, net of valuation allowance	70,915	138,822
Deferred tax liabilities
Right-of-use assets	(19,443)	(23,028)
Unrealized gains on investments	(33,439)	(26,545)
Amortization of bond discount	(1,686)	(3,980)
Other	(7,317)	(6,103)
Total deferred tax liabilities	(61,885)	(59,656)
Deferred tax assets/(liabilities), net	$9,030	$79,166

Deferred tax assets, net of valuation allowance, are reported in the accompanying consolidated statements of financial condition. In addition to the deferred tax balances in the table above, the Company records balances related to its operating losses in Luxembourg, which are discussed below.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management’s view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. The Company recorded approximately $5.2 million valuation allowance against its deferred tax assets of $76.1 million as of December 31, 2020 and recorded approximately $5.2 million valuation allowance against its deferred tax assets of $144.1 million as of December 31, 2019. Separately, the Company has deferred tax liabilities of $61.9 million as of December 31, 2020 and $59.7 million as of December 31, 2019.
For tax year 2020, the Company's total deferred tax expense of $70.1 million was derived by utilization of net operating losses and the reversal of timing differences in the normal course of business. The deferred tax expense of $13.3 million in 2019 was derived by the reversal of timing differences in the normal course of business. The deferred tax expense of $19.0 million in 2018 was derived by the basis difference from the disposal of assets and the reversal of timing differences in the normal course of business.
As of December 31, 2020, the Company has foreign tax credit carryforwards of $6.2 million which expire between 2021 and 2030. Valuation allowance of $4.2 million was established against foreign tax credit carryforward as the Company determined that it is not more likely than not that the credits will be utilized.
The Company has the following net operating loss carryforwards at December 31, 2020:

Jurisdiction:	Federal	New York State	New York City	Hong Kong
Net operating loss (in millions)	$26.0	$33.6	$60.5	$12.4
Year of expiration	2038	2037	2037	Indefinite
In addition to the net operating loss carryforwards in the table above, the Company also has net operating loss carryforwards in Luxembourg. These loss carryforwards are only accessible to the extent of taxable income generated by the Luxembourg reinsurance companies, including any deferred income that will be generated in the future. Consequently, the Company recorded a deferred tax asset of $214.1 million, net of deferred tax liabilities of $110.3 million in connection with future taxable income, and

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
an offsetting valuation allowance of $214.1 million against its Luxembourg net operating loss carryforwards that are in excess of such taxable income.
In June 2011, the Company underwent a change of control under Section 382 of the Internal Revenue Code by the acquisition of a subsidiary with net operating loss carryovers. According, a portion of the Company’s deferred tax assets, are subject to an annual limitation under Section 382. The deduction limitation is approximately $6.7 million annually and applies to approximately $23.6 million of net operating losses. The Company is not expected to lose any deferred tax assets as a result of these limitations.
As a result of the enactment of Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed on March 27, 2020, and the enactment of Coronavirus Response and Relief Supplemental Appropriations Act of 2021 (“CRRSAA”) signed on December 27, 2020, the Company is required to assess the tax impact of the CARES Act and CRRSAA in the quarter each such law was enacted. Based on the management analysis, there was no material impact on the Company's financial statements as of December 31, 2020.
The components of unrecognized tax benefits are as follows:

	As of December 31,
	2020	2019
	(dollars in thousands)
Beginning balance at January 1	$299	$299
Increases/(Decreases) due to current year positions	—	—
Ending balance at December 31	$299	$299
No unrecognized tax benefit was recognized in the consolidated statement of operations for the year ended December 31, 2020. No income tax-related interest and penalties are recognized in the consolidated statement of financial condition at December 31, 2020.
The following are the major tax jurisdictions in which the Company has significant business operations and the earliest tax year subject to examination:

Jurisdiction:	Federal	New York State	New York City	United Kingdom	Luxembourg	Germany	Switzerland
Tax Year	2017	2013	2017	2016	2015	2016	2015
Currently, the Company is under audit by New York State for the 2013 to 2017 tax years. Management is not expecting a material tax liability from these audits. In December, the Company concluded the State of Massachusetts audit with no financial statement impact.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended December 31, 2020 and 2019, quantitative information regarding the Company's operating lease obligations reflected in the accompanying consolidated statements of operations were as follows:

	Year Ended December 31,
	2020	2019
	(dollars in thousands)
Lease cost
Operating lease cost	$22,759	$23,540
Short-term lease cost	207	253
Variable lease cost	3,550	3,580
Sublease income	(781)	(953)
Total lease costs	$25,735	$26,420

The following table summarizes the supplemental cash flow information and certain other information related to operating leases for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(dollars in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,012	$24,743

Weighted average remaining lease term - operating leases (in years)	4.58	5.34
Weighted average discount rate - operating leases	3.66%	4.13%
As of December 31, 2020, maturities of the outstanding operating lease liabilities for the Company were as follows:

	Equipment Leases (operating)	Real Estate and Other Facility Rental (a) (b)
	(dollars in thousands)
2021	$283	$24,520
2022	150	21,805
2023	11	18,287
2024	—	15,017
2025	—	4,553
Thereafter	—	5,963
Total operating leases	444	90,145
Less discount	29	7,781
Less short-term leases	—	44
Total lease liability	$415	$82,320
(a)The Company has entered into various agreements to sublease certain of its premises.
(b)During the year ended December 31, 2020, the Company recognized an increase of $1.6 million of operating right-of-use assets and leases liabilities related to for facility leases.
See Note 23 for further information on the finance lease minimum payments.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Other Commitments
As of December 31, 2020, future minimum annual service payments for the Company were as follows:

Service Payments
(dollars in thousands)
2021	$24,610
2022	15,224
2023	7,943
2024	5,190
2025	3,366
Thereafter	10,594
Total service payment commitments	$66,927
Unfunded Commitments
The following table summarizes unfunded commitments as of December 31, 2020:

Entity	Unfunded Commitments	Commitment Term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	$7,571	4 years
Eclipse Ventures Fund I, L.P.	$59	4 years
Eclipse Fund II, L.P.	$100	5 years
Eclipse Continuity Fund I, L.P.	$58	6 years
Cowen Healthcare Investments II LP	$1,202	1 year
Cowen Healthcare Investments III LP	$5,094	6 years
Cowen Sustainable Investments I LP	$10,639	9 years
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
23. Convertible Debt and Notes Payable
As of December 31, 2020 and 2019, the Company's outstanding debt was as follows:

	As of December 31,
	2020	2019
	(dollars in thousands)
Convertible debt	$80,808	$118,688
Notes payable	307,653	306,818
Term loans	—	32,180
Other notes payable	72,505	2,516
Finance lease obligations	2,909	3,937
	$463,875	$464,139
Convertible Debt
December 2022 Convertible Notes
The Company, on December 14, 2017, issued $135.0 million aggregate principal amount of 3.00% convertible senior notes due December 2022 (the “December 2022 Convertible Notes”). The December 2022 Convertible Notes are due on December 15, 2022 unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such date. The interest on the December 2022 Convertible Notes is payable semi-annually on December 15 and June 15 of each year. The December 2022 Convertible Notes are senior unsecured obligations of Cowen. The December 2022 Convertible Notes may be converted into cash or shares of Class A common stock at the Company's election based on the current conversion price (which at December 31, 2020 was 58.198). The December 2022 Convertible Notes were issued with an initial conversion price of $17.375 per share of Cowen's Class A common stock.
On June 26, 2018, the Company received shareholder approval for the Company to settle the December 2022 Convertible Notes entirely in Class A common stock. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity. Pursuant to the indenture governing the December 2022 Convertible Notes, conversions of the December 2022 Convertible Notes will be settled by the delivery and/or payment, as the case may be, of Cowen’s Class A Common Stock, cash, or a combination thereof, at the Company's election. The Company has the intent and ability to settle the convertible notes in cash and, as a result, the convertible notes do not have an impact on the Company's diluted earnings per share calculation (See Note 26).
The Company recognized the embedded cash conversion option at issuance date fair value, which also represents the initial unamortized discount on the December 2022 Convertible Notes of $23.4 million and is shown net in convertible debt in the accompanying consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying consolidated statements of operations is $4.6 million, $4.3 million and $4.0 million for the years ended December 31, 2020, 2019, and 2018, respectively, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2022 Convertible Notes in interest and dividends expense in the accompanying consolidated statements of operations. The Company recorded interest expense of $4.0 million, $4.1 million and $4.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.
During December 2020, the Company repurchased and extinguished $46.9 million of the outstanding principal amount of the December 2022 Convertible Notes for cash consideration of $70.5 million. In conjunction with the partial extinguishment of

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
the December 2022 Convertible Notes, the Company accelerated the pro rata unamortized discount of $3.6 million and capitalized debt issuance costs of $0.4 million. The Company allocated $29.6 million of the cash consideration paid to the extinguishment of the equity component of the December 2022 Convertible Notes. The Company recognized $2.7 million of gain on debt extinguishment. As of December 31, 2020, the outstanding principal amount of the December 2022 Convertible Notes was $88.1 million.
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, which is shown net in notes payable in the accompanying consolidated statement of financial condition. To date the May 2024 Notes have maintained their initial private rating, and the interest rate has remained unchanged. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $5.7 million and $2.9 million for the years ended December 31, 2020 and 2019, respectively. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in December 2019, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes in interest and dividends expense in the accompanying consolidated statements of operations.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the "June 2033 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $7.7 million, $7.7 million and $4.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes in interest and dividends expense in the accompanying consolidated statements of operations.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the "December 2027 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $10.1 million, $10.1 million and $10.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes in interest and dividends expense in the accompanying consolidated statements of operations. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
Term Loans
On June 30, 2017, a subsidiary of the Company borrowed $28.2 million to fund general corporate purposes. In July 2019, the subsidiary of the Company borrowed separately, from the same lender, $4.0 million to fund general corporate purposes. Each loan was secured by the value of the Company's limited partnership interests in two affiliated investment funds. The Company had provided a guarantee for these loans. Both loans had an effective interest rate of London Inter-bank Offered Rate ("LIBOR") plus 3.75% with a lump sum payment of the entire combined principal amount due (as amended) on June 26, 2020 when they were both fully repaid. The Company recorded interest expense of $0.8 million, $1.8 million and $1.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Other Notes Payable
During January 2020, the Company borrowed $2.9 million to fund insurance premium payments. This note had an effective interest rate of 2.01% and was due in December 2020, with monthly payment requirements of $0.3 million. As of December 31, 2020, the note was fully repaid. Interest expense for the year ended December 31, 2020 was insignificant.
During November 2019, the Company borrowed $2.6 million to fund general corporate capital expenditures. This note had an effective interest rate of 6% and is due in November 2024, with monthly payment requirements of $0.1 million. As of

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, the outstanding balance on this note was $2.1 million. Interest expense for the years ended December 31, 2020 was $0.1 million and for year ended December 31, 2019 was insignificant.
On September 30, 2020, the Company borrowed $72.0 million from Purple Protected Asset S-91 ("PPA S-91"), a Luxembourg entity unrelated to Cowen. The loan is payable on September 30, 2023, had an initial interest rate of 1.4 times the Secured Overnight Financing Rate ("SOFR") plus 6.07% until December 31, 2020 and 1.4 times the SOFR plus 5.8% thereafter with quarterly interest payments. The loan obligation, as well as a loan issued by The Military Mutual Ltd (a United Kingdom company unrelated to Cowen) with principal of $28.4 million that was sold by Hollenfels to PPA S-91 at fair value for no gain or loss on September 30, 2020, are fully cash collateralized through a reinsurance policy provided by Hollenfels which is reflected in cash collateral pledged in the consolidated statements of financial condition as of December 31, 2020 (see Notes 4 and 18). The Company capitalized debt issuance costs of approximately $1.7 million which is a direct deduction from the carrying value of the loan and will be amortized over the life of the loan in interest and dividends expense shown in the accompanying consolidated statements of operations. The Company recorded interest expense of $1.2 million for the year ended December 31, 2020 related to its loan payable to PPA S-91.
Spike Line
Pursuant to an amendment in May 2020, Cowen and Company replaced Cowen Execution as the borrower and accepted, reaffirmed and assumed all of Cowen Execution’s rights, duties, obligations and liabilities under the spike line facility and the related loan documents. In August 2020, Cowen and Company renewed a one-year committed spike line facility to cover short term increases in National Securities Clearing Corporation margin deposit requirements. The spike line facility has a capacity of $70 million. This facility has (i) an effective interest rate equal to the Federal Funds rate plus 2.50% on any money drawn from the liquidity facility and (ii) a commitment or unused line fee that is 50 basis points on the undrawn amount. All amounts outstanding under this facility were fully repaid during the second quarter of 2020. Interest expense for the year ended December 31, 2020 was $0.4 million.
Revolving Credit Facility
In December 2019, the Company entered into a two-year committed corporate credit facility with a capacity of $25.0 million. This credit facility has (i) an effective interest rate equal to LIBOR plus 3.25% on any money drawn from the credit facility and (ii) a commitment or unused line fee that is 50 basis points on the undrawn amount. All amounts outstanding under this credit facility were fully repaid during the second quarter of 2020. Interest expense for the year ended December 31, 2020 was $0.3 million.
Finance Lease Obligations
The Company has entered into various finance leases for computer equipment. These finance lease obligations are included in notes payable and other debt in the accompanying consolidated statements of financial condition.
For the years ended December 31, 2020 and 2019, quantitative information regarding the Company's finance lease obligations reflected in the accompanying consolidated statements of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Year Ended December 31,
	2020	2019
	(dollars in thousands)
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	$1,232	$1,266
Interest on lease liabilities	$171	$227
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$171	$227
Financing cash flows from finance leases	$1,033	$1,266

Weighted average remaining lease term - operating leases (in years)	2.24	3.21
Weighted average discount rate - operating leases	4.89%	4.88%

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Annual scheduled maturities of debt and minimum payments (of principal and interest) for all debt outstanding as of December 31, 2020, are as follows:

	Convertible Debt	Notes Payable	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2021	$2,644	$23,548	$4,858	$1,483
2022	90,763	23,548	593	1,167
2023	—	23,548	72,593	411
2024	—	98,721	543	11
2025	—	17,893	—	—
Thereafter	—	316,411	—	—
Subtotal	93,407	503,669	78,587	3,072
Less (a)	(12,599)	(196,016)	(6,082)	(163)
Total	$80,808	$307,653	$72,505	$2,909
(a)Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the Company's convertible debt.
Letters of Credit
As of December 31, 2020, the Company has six irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged cash collateral for reinsurance agreements (See Note 4).
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2020 and 2019, there were no amounts due related to these letters of credit.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum, which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and accrued a cash dividend in respect of the Series A Convertible Preferred Stock of $6.8 million, for the years ended December 31, 2020, 2019, and 2018, respectively.
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
Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, into a number of shares of the Company's Class A common stock equal to the liquidation preference of $1,000 divided by the conversion rate. The initial conversion rate (subsequent to the December 5, 2016 reverse stock split) is 38.0619 shares (which equates to $26.27 per share) of the Company's Class A common stock for each share of the Series A Convertible Preferred Stock. At any time on or after May 20, 2020, when the Company's capped call option expired, the Company may elect to convert all outstanding shares of the Series A Convertible Preferred Stock into shares of the Company's Class A common stock, cash or a combination thereof, at the Company's election, in each case, based on the then-applicable conversion rate (which at December 31, 2020 was 38.488), if the last reported sale price of the Company's Class A common stock equals or exceeds 150% of the then-current conversion price on at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days (including on the last trading day of such period) immediately prior to such election. At the time of conversion, the conversion rate may be adjusted based on certain events, including but not limited to the issuance of cash dividends or Class A common stock as dividends to the Company's Class A common shareholders or a share split or combination. The Company has the intent and ability to settle the preferred shares in cash and, as a result, the preferred shares do not have an impact on the Company's diluted earnings per share calculation (See Note 26).
Embedded Cash Conversion Option on the December 2022 Convertible Notes
Upon issuance of the December 2022 Convertible Notes (see Note 23), the Company recognized the embedded cash conversion option at fair value of $23.4 million which was valued as of June 26, 2018 at $29.0 million. On June 26, 2018, the Company received shareholder approval for the Company to settle the December 2022 Convertible Notes entirely in Class A common stock. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity. The Company allocated $29.6 million of the cash consideration paid on the December 2020 partial extinguishment of the Convertible Notes (see Note 23) to this equity component.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Cash Dividends to Common Stockholders
During the first quarter of 2020, the Company began the declaration of a quarterly cash dividend payable on its common stock. During March, June and July 2020, the Company's Board of Directors declared a cash dividend of $0.04 per share of Class A common stock. Dividends are payable on all outstanding shares of Class A common stock and on granted but unvested shares of Class A common stock under the Equity Plans on the date of record (See Note 19). During the year ended December 31, 2020, the Company paid $5.7 million of cash dividends to its holders of Class A common stock.
Treasury Stock
Treasury stock of $346.9 million as of December 31, 2020, compared to $284.3 million as of December 31, 2019, resulted from $15.1 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Equity Plans or other similar transactions, $0.11 million received from an escrow account established to satisfy the Company's indemnification claims arising under the terms of the purchase agreement entered into in connection with the Company's acquisition of Convergex Group, LLC and $47.3 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the year ended December 31, 2020:

	Treasury Stock Shares	Cost (dollars in thousands)	Average Cost per Share
Balance outstanding at December 31, 2019	18,605,581	$284,301	$15.28
Shares purchased for minimum tax withholding under the 2010 Equity Plan or other similar transactions	866,784	15,147	17.48
Shares of stock received in respect of indemnification claims	7,747	108	13.96
Purchase of treasury stock	3,139,751	47,314	15.07
Balance outstanding at December 31, 2020	22,619,863	$346,870	$15.33

25. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income includes the after tax change in unrealized gains and losses on foreign currency translation adjustments. During the periods presented, the Company did not have material reclassifications out of other comprehensive income.

	Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Beginning balance	$(5)	$(5)	$(8)
Foreign currency translation	(2)	—	3
Ending balance	$(7)	$(5)	$(5)

26. Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of shares of Class A common stock outstanding for the period. As of December 31, 2020, there were 26,845,628 shares of Class A common stock outstanding. As of December 31, 2020, the Company has included 334,230 fully vested, unissued restricted stock units and restricted shares in its calculation of basic earnings per share. As of December 31, 2019, there were 28,610,357 shares of Class A common stock outstanding. As of December 31, 2019, the Company has included 216,912 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive items. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares, and restricted stock units. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options and warrants are assumed to have been exercised, for the entire period being presented. The number of performance-linked unvested restricted stock units that are included in the calculation are at the amount that could be earned using current payout rates. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the amount of compensation cost attributed to future services and not yet recognized.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
The Company can elect to settle the Series A Convertible Preferred Stock and the December 2022 Convertible Notes in shares, cash, or a combination of both. The Company's intent is to settle in cash and, based on current and projected liquidity needs, the Company has the ability to do so.
The computation of earnings per share is as follows:

	Year Ended December 31,
	2020	2019	2018
	(dollars and share data in thousands, except per share data)
Net income (loss)	$207,064	55,870	$79,879
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(9,299)	31,239	37,060
Net income (loss) attributable to Cowen Inc.	216,363	24,631	42,819
Preferred stock dividends	6,792	6,792	6,792
Net income (loss) attributable to Cowen Inc. common stockholders	$209,571	$17,839	$36,027

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	27,790	29,525	29,545
Contingently issuable common stock in connection with an acquisition (see Note 3)	85	26	—
Restricted stock	1,644	1,735	1,190
Weighted average shares used in diluted computation	29,519	31,286	30,735
Earnings (loss) per share:
Basic	$7.54	$0.60	$1.22
Diluted	$7.10	$0.57	$1.17

27. Segment Reporting
The Company has two reportable business segments: Op Co and Asset Co. The Op Co segment consists of Cowen Investment Management ("CIM"), Investment Banking, Markets and Research. The Asset Co segment consists of the Company's private investments, private real estate investments and other legacy investment strategies.
Segment Measures
The measure of profit or loss for these segments is Economic Income (Loss), which management uses to evaluate the financial performance of and make operating decisions for the segments including determining appropriate compensation levels. Expenses not directly associated with specific segments are allocated based on the most relevant measures applicable, including headcount, square footage and other factors.
In general, Economic Income (Loss) is a pre-tax measure that (i) includes management reclassifications which the Company believes provides additional insight into the performance of the Company’s core businesses and divisions (ii) eliminates the impact of consolidation for Consolidated Funds and (iii) excludes (1) goodwill and certain other impairments (2) certain other transaction-related adjustments and/or reorganization expenses and (3) certain costs associated with debt.
The Company does not disclose total asset information for its business segments as the information is not reviewed by the Chief Operating Decision Maker ("CODM"). The Op Co and Asset Co segments do not conduct inter-segment transactions.
The following table sets forth operating results for the Company's consolidated US GAAP net income (loss) and related reclassifications and adjustments necessary to reconcile to the Company's Economic Income (Loss) measure which represents the Company's Op Co and Asset Co segments' results:

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Economic Income
Op Co	329,381	53,257	77,935
Asset Co	(16,136)	(9,560)	(9,034)
Adjustments made to arrive at Income (loss) before income taxes
Noncontrolling Interest	(9,299)	31,239	37,060
Preferred stock dividends	6,792	6,792	6,792
Amortization of (discount)/premium on convertible debt	(4,499)	(4,297)	(4,010)
Transaction-related and other costs	(9,098)	(2,608)	(2,778)
Goodwill and other impairment	(2,423)	(4,100)	—
Unrealized gain (loss) on conversion option (a)	—	—	(7,416)
Debt extinguishment gain / loss	2,719	—	(556)
Exited business cost	—	—	(2,395)
Income (loss) before income taxes	297,437	70,723	95,598
(a) Prior to the Company's June 26, 2018 stockholder meeting, the embedded conversion option feature associated with its December 2022 Convertible Notes was recognized at fair value in accordance with US GAAP as a derivative liability. The profit and loss movement related to that liability was associated with the movement of the per share price of the Company's Class A common stock. Subsequent to receiving stockholder approval for share settlement the embedded conversion option was reclassified to equity and will no longer result in profit and loss movements.
Economic Income (Loss) information provided and reviewed by the CODM includes (i) non-interest revenue, (ii) interest revenue, (iii) interest expense and (iv) depreciation and amortization expense presented on an Economic Income (Loss) basis by Segment. The following table sets forth the included segment information on a US GAAP basis with reconciliations to consolidated amounts.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
OpCo
Non-Interest Revenue	1,447,595	874,506	856,285
Interest Revenue	169,358	165,443	96,535
Interest Revenue, Consolidated funds	2,683	6,746	4,413
Total Revenues	1,619,636	1,046,695	957,233
Interest Expense	173,537	155,974	94,555
Interest Expense, Consolidated funds	1,376	3,553	4,606
Depreciation and Amortization	22,655	20,424	11,402
Asset Co
Non-Interest Revenue	2,889	2,455	8,447
Interest Revenue	770	284	1,224
Interest Revenue, Consolidated funds	9	9	12
Total Revenues	3,668	2,748	9,683
Interest Expense	6,120	3,835	2,920
Interest Expense, Consolidated funds	—	—	—
Depreciation and Amortization	22	36	1,034
Total Segment
Non-Interest Revenue *	1,450,484	876,961	864,732
Interest Revenue	170,128	165,727	97,759
Interest Revenue, Consolidated funds	2,692	6,755	4,425
Total Revenues	1,623,304	1,049,443	966,916
Interest and Dividend Expense (includes dividend expense of $8.1 million, $8.8 million and $6.6 million for the years ended December 31, 2020, 2019, and 2018, respectively)	187,725	168,628	104,116
Interest and Dividend Expense, Consolidated funds (includes dividend expense of $0.7 million, $1.0 million and $1.9 million for the years ended December 31, 2020, 2019, and 2018, respectively)	2,064	4,602	6,534
Depreciation and Amortization	22,677	20,460	12,436
* Includes dividend revenue of $17.3 million, $9.2 million and $10.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. In addition, includes dividend revenue, consolidated funds, of $2.5 million, $3.0 million and $5.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.
28. Regulatory Requirements
As registered broker-dealers, Cowen and Company, ATM Execution, Cowen Prime and Westminster are subject to the SEC's Uniform Net Capital Rule 15c3-1 ("SEC Rule 15c3-1"), which requires the maintenance of minimum net capital. Each registered broker-dealer has elected to compute net capital under the alternative method permitted by that rule. Under the alternative method, Cowen and Company's minimum net capital requirement, as defined in (a)(4) of SEC Rule 15c3-1, is equal to the greater of $1.0 million or 2% of aggregate debits arising from customer transactions. ATM Execution, Cowen Prime and Westminster are required to maintain minimum net capital, as defined in (a)(1)(ii) of SEC Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debits arising from customer transactions. Advances to affiliates, repayment of borrowings, distributions, dividend payments, and other equity withdrawals are subject to certain notification and other provisions of SEC Rule 15c3-1 and other regulatory bodies.
On May 1, 2020, Cowen and Company completed its merger with Cowen Execution. Cowen and Company is the surviving entity. The merger had no impact to the Company’s financial results. On July 3rd, 2020, Cowen Execution’s registration was formally terminated with FINRA.
Cowen Prime is also subject to Commodity Futures Trading Commission ("CFTC") Regulation 1.17 ("Regulation 1.17"). Regulation 1.17 requires net capital equal to or in excess of $45,000 or the amount of net capital required by SEC Rule 15c3-1, whichever is greater. Cowen and Company is also subject to Options Clearing Corporation ("OCC") Rule 302. OCC Rule 302 requires maintenance of net capital equal to the greater of $2.0 million or 2% of aggregate debit items. At December 31, 2020, Cowen and Company had $288.2 million of net capital in excess of this minimum requirement.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Cowen International Ltd and Cowen Execution Ltd are subject to the capital requirements of the U.K. Financial Conduct Authority ("FCA"), as defined, and must exceed the minimum capital requirement set forth by the FCA.
Cowen Asia, a previously established entity, was re-registered with regulatory approval on May 17, 2019. Cowen Asia is subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources must exceed the Total Financial Resources requirement of the SFC.
As of December 31, 2020, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA or SFC requirement and excess as follows:

Subsidiary	Net Capital	Minimum Net Capital Requirement	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$291,803	$3,594	$288,209
ATM Execution	$3,857	$250	$3,607
Cowen Prime	$18,553	$250	$18,303
Westminster	$29,330	$250	$29,080
Cowen International Ltd	$29,511	$22,699	$6,812
Cowen Execution Ltd	$12,188	$3,331	$8,857
Cowen Asia	$2,030	$387	$1,643
The Company's U.S. broker-dealers must also comply with SEC Rule 15c3-3 or claim an exemption pursuant to subparagraphs (k)(2)(i) or (k)(2)(ii) of that rule. Firms can rely on more than one exemption. Cowen Prime and ATM Execution claim the (k)(2)(ii) exemption with regard to all of their customer accounts and transactions that are introduced on a fully-disclosed basis to their clearing agents for clearing, settlement and custody. Cowen Prime and Westminster claim the (k)(2)(i) exemption with regards to customer transactions and balances that are cleared, settled and custodied in bank accounts designated as Special Accounts for the Exclusive Benefit of Customers ("Special Bank Accounts"). Westminster also claims exemption for other business activities that are not covered under (k)(2)(i) contemplated by Footnote 74 of the SEC Release No. 34-70073 adopting amendments to 17 C.F.R. § 240.17a-5 for receiving transaction-based compensation in return for providing commission management services.
In accordance with the requirements of SEC Rule 15c3-3, Cowen and Company may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of December 31, 2020, Cowen and Company had segregated approximately $49.2 million of cash, while its required deposit was $31.3 million.
As a clearing broker-dealer, Cowen and Company is required to compute a reserve requirement for proprietary accounts of broker-dealers ("PAB"), as defined in SEC Rule 15c3-3. Cowen and Company conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEC Rule 15c3-3. This allows each correspondent firm that uses Cowen and Company as its clearing broker-dealer to classify its PAB account assets held at Cowen and Company as allowable assets in the correspondent's net capital calculation. At December 31, 2020, Cowen and Company had $28.8 million of cash on deposit in PAB Reserve Bank Accounts, which was more than its required deposit of $19.2 million. Cowen and Company, ATM Execution, and Cowen Prime also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
Cowen's Luxembourg reinsurance companies, Vianden RCG Re SCA and Hollenfels, individually and their Luxembourg parent holding company, Ramius Enterprise Luxembourg Holdco S.à r.l., on a combined basis with the reinsurance companies, are required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each reinsurance company's individual solvency capital ratio as well as the combined solvency capital ratio of the holding and reinsurance companies calculated as of December 31 of each year must exceed a minimum requirement. As of, December 31, 2019, all of these entities were in excess of this minimum requirement. Hollenfels and Vianden RCG Re SCA were tested at December 31, 2020 and were again in excess of the minimum requirement. The remaining company is expected to be also in compliance at its next testing date of December 31, 2020.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen's captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of December 31, 2020. RCG Insurance Company’s capital and surplus as of December 31, 2020 totaled approximately $6.4 million.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
29. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's investment funds and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of December 31, 2020 and 2019, $28.4 million and $20.5 million, respectively, included in fees receivable, are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the investment funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the years ended December 31, 2020, 2019 and 2018, the amounts which the Company reimbursed the investment funds it manages were immaterial. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates, and are included in due from related parties in the accompanying consolidated statements of financial condition. As of December 31, 2020 and 2019, loans to employees of $9.5 million and $14.9 million, respectively, were included in due from related parties on the accompanying consolidated statements of financial condition. Of these amounts $4.6 million and $7.1 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $3.7 million and $3.8 million, and $3.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. This expense is included in employee compensation and benefits in the accompanying consolidated statements of operations. For the year ended December 31, 2020, the interest income was $0.1 million for these related party loans and advances, and are included in interest and dividends in the accompanying consolidated statements of operations. For the year ended December 31, 2019, the interest income was $0.1 million for these related party loans and advances, and for the year ended December 31, 2018, the interest income was immaterial. This income is included in interest and dividends in the accompanying consolidated statements of operations.
As of December 31, 2020 and 2019, included in due from related parties is $3.6 million and $6.5 million, respectively, related to the sales of portions of the Company's ownership interest in the activist business of Starboard Value to the Starboard principals. It is being financed through the profits of the relevant Starboard entities over a five-year period and earns interest at 5.0% per annum.  The interest income for the years ended December 31, 2020, 2019, and 2018 was $0.2 million, $0.3 million, and $0.4 million, respectively.
The remaining balance included in due from related parties of $7.9 million and $5.3 million as of December 31, 2020 and 2019, respectively, relates to amounts due to the Company from affiliated investment funds and real estate entities due to expenses paid on their behalf. Included in due to related parties is approximately $0.2 million and $0.3 million as of December 31, 2020 and 2019, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of December 31, 2020 and 2019, such investments aggregated $84.3 million and $36.0 million, respectively, were included in non-controlling interests on the accompanying consolidated statements of financial condition. Their share of the net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds aggregated $21.2 million, $7.9 million, and $7.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.
The Company may, at times, have unfunded commitment amounts pertaining to related parties. See Note 22 for amounts committed as of December 31, 2020.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements, which have not been disclosed, as of December 31, 2020 and 2019. Through indemnification provisions in clearing agreements with clients, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
The Company enters into secured and unsecured borrowing agreements to obtain funding necessary to cover daily securities settlements with clearing corporations. At times, funding is required for unsettled customer delivery versus payment and riskless principal transactions, as well as to meet deposit requirements with clearing organizations. Secured arrangements are

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
collateralized by the securities. The Company maintains uncommitted financing arrangements with large financial institutions, the details of which are summarized below as of December 31, 2020.

Lender	Contractual Amount	Available Amount	Maturity Date	Description
Pledge Lines	(dollars in thousands)
BMO Harris Bank	$75,000	$75,000	None	Secured Tri-Party Pledge Facility
BMO Harris Bank	150,000	150,000	None	Secured Depository Trust Company Pledge Line
Total	225,000	225,000

Spike Line
BMO Harris Bank Canadian Imperial Bank of Commerce Texas Capital Bank	70,000	70,000	August 20, 2021	Unsecured committed spike line facility to cover short term increases in National Securities Clearing Corporation margin deposit requirements
Revolving Credit Facility
BMO Harris Bank	25,000	25,000	December 2, 2021	Unsecured Corporate Revolver

Total Credit Lines	$320,000	$320,000

31. Subsequent Events
On February 26, 2021, the Company, through its indirect wholly owned subsidiary, Cowen Malta Holdings Ltd., completed the acquisition of all of the outstanding equity interest of Axeria Insurance Limited (the "Malta Acquisition"), an insurance company organized under the laws of Malta whose principal business activity is to provide insurance coverage to third parties which was renamed Cowen Insurance Company Ltd. upon acquisition.
Due to the limited time since the date of the Malta Acquisition, it is impractical for the Company to make certain business combination disclosures as of the date of this filing as the Company is still finalizing the analysis of the information necessary to provide these disclosures. However, the Malta Acquisition is not expected to have a material impact on the Company’s operations and results. As a result, the Company is unable to present the allocation of the preliminary purchase price to the fair value of assets acquired and liabilities assumed. The Malta Acquisition will be accounted for under the acquisition method in accordance with US GAAP. When practicable, the Company will provide all required disclosures in subsequent filings. Subsequent to the Malta Acquisition, the operations of Cowen Insurance Company Ltd. will be reported as part of the Company's CIM reporting unit within the Op Co segment.
On February 10, 2021 Board of Directors declared a quarterly cash dividend payable on its common stock of $0.08 per common share, payable on March 15, 2021, to stockholders of record on March 1, 2021.
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no other subsequent events requiring adjustment or disclosure in the consolidated financial statements.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued
Supplemental Financial Information -
The following table presents unaudited quarterly results of operations for 2020 and 2019. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results. Revenues and net income (loss) can vary significantly from quarter to quarter due to the nature of the Company's business activities.
Cowen Inc.
Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(dollars in thousands, except per share data)
Total revenues	$313,809	$418,840	$387,735	$502,920
Income (loss) before income taxes	(73,284)	191,880	38,346	140,495
Income tax expense (benefit)	(1,173)	44,932	8,830	37,784
Net income (loss)	(72,111)	146,948	29,516	102,711
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(62,188)	33,113	9,232	10,544
Net income (loss) attributable to Cowen Inc.	(9,923)	113,835	20,284	92,167
Preferred stock dividends	1,698	1,698	1,698	1,698
Net income (loss) attributable to Cowen Inc. common stockholders	$(11,621)	$112,137	$18,586	$90,469
Earnings (loss) per share:
Basic	$(0.41)	$4.01	$0.67	$3.36
Diluted	$(0.41)	$3.83	$0.62	$2.98
Weighted average number of common shares:
Basic	28,598	27,983	27,663	26,934
Diluted	28,598	29,316	29,970	30,316

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(dollars in thousands, except per share data)
Total revenues	$224,097	$292,164	$252,047	$281,135
Income (loss) before income taxes	13,472	14,792	7,948	34,511
Income tax expense (benefit)	3,177	5,073	1,365	5,238
Net income (loss)	10,295	9,719	6,583	29,273
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	512	3,907	2,770	24,050
Net income (loss) attributable to Cowen Inc.	9,783	5,812	3,813	5,223
Preferred stock dividends	1,698	1,698	1,698	1,698
Net income (loss) attributable to Cowen Inc. common stockholders	$8,085	$4,114	$2,115	$3,525
Earnings (loss) per share:
Basic	$0.27	$0.14	$0.07	$0.12
Diluted	$0.26	$0.13	$0.07	$0.11
Weighted average number of common shares:
Basic	29,750	29,769	29,529	29,046
Diluted	31,625	31,522	31,264	30,722

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN INC.

		By:	/s/ JEFFREY M. SOLOMON
		Name:	Jeffrey M. Solomon
Date:	March 3, 2021	Title:	Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY M. SOLOMON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Jeffrey M. Solomon		March 3, 2021

/s/ STEPHEN A. LASOTA	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Stephen A. Lasota		March 3, 2021

/s/ BRETT H. BARTH
Brett H. Barth	Director	March 3, 2021

/s/ KATHERINE E. DIETZE
Katherine E. Dietze	Director	March 3, 2021

/s/ GREGG A. GONSALVES
Gregg A. Gonsalves	Director	March 3, 2021

/s/ STEVEN KOTLER
Steven Kotler	Director	March 3, 2021

/s/ LAWRENCE E. LEIBOWITZ
Lawrence E. Leibowitz	Director	March 3, 2021

/s/ MARGARET L. POSTER
Margaret L. Poster	Director	March 3, 2021

/s/ DOUGLAS A. REDIKER
Douglas A. Rediker	Director	March 3, 2021