Form 10-K/A
period 2020-12-31
COWEN INC.
filed 2021-04-30
CIK 1466538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

The aggregate market value of Class A common stock held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the Class A common stock on the NASDAQ Global Market on that date was $429,938,446.

As of April 29, 2021 there were 26,866,951 shares of the registrant’s Class A common stock outstanding.

Explanatory Note

Cowen Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Form 10-K”) to provide additional information required by Part III, because the definitive proxy statement for our 2021 Annual Meeting of Stockholders will not be filed within 120 days after the end of our 2020 fiscal year. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosure contained in Part I or Part II. Part IV is being amended solely to add new certifications in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements have been included in this Amendment No. 1 on Form 10-K/A and this Amendment No. 1 on Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS OF THE COMPANY

The number of directors currently serving on our Board of Directors is eight. The members of our Board of Directors are elected to serve a one-year term.

Set forth below is biographical information for each of the members of our Board of Directors. All ages are as of April 29, 2021.

Jeffrey M. Solomon.   Age 55. Mr. Solomon is Chair and Chief Executive Officer of the Company and Chief Executive Officer of Cowen and Company, LLC, or Cowen and Company, and was appointed a director of the Company in December 2011. Previously, Mr. Solomon served as President of the Company, after serving in the roles of Chief Operating Officer and Head of Investment Banking. Mr. Solomon serves as a member of the Management Committee of Cowen. Mr. Solomon joined Cowen Investment Management (formerly Ramius) when it was founded in 1994 and was the co-portfolio manager responsible for the development, management and oversight of the multi-strategy investment portfolio. Currently, Mr. Solomon is Vice Chair and an inaugural member of the Securities and Exchange Commission’s Small Business Capital Formation Advisory Committee which provides advice and recommendations on the Securities and Exchange Commission’s rules, regulations and policy matters related to small businesses, including smaller public companies. Mr. Solomon serves on the Board of Directors of the American Securities Association and serves on the Executive Committee of the Partnership for NYC. Mr. Solomon is on the Board of Directors of the UJA-Federation of New York and is the Co-Chair of the King David Society. Mr. Solomon is also on the Board of Directors of the Foundation for Jewish Camp. Previously, Mr. Solomon was a member of the Committee on Capital Markets Regulation, an independent and nonpartisan 501(c)(3) research organization dedicated to improving the regulation of U.S. capital markets. Mr. Solomon graduated from the University of Pennsylvania in 1988 with a B.A. in Economics. Mr. Solomon provides the board with institutional knowledge of all aspects of the Company’s businesses and, as Chief Executive Officer, he is able to provide in-depth knowledge of the Company’s business and affairs, management’s perspective on those matters and an avenue of communication between the Board and senior management.

Brett H. Barth.   Age 49. Mr. Barth was elected to our Board on June 26, 2018. Mr. Barth co-founded BBR Partners in 2000 and is a Managing Partner, co-managing the firm and overseeing BBR’s investment approach and implementation. He has extensive experience vetting investment opportunities across the asset class spectrum and through a range of market environments, working with both traditional and alternative investment managers. Mr. Barth is also a member of BBR’s Executive Committee and Investment Committee. Prior to founding BBR, Mr. Barth was in the Equities Division of Goldman Sachs. Previously, he served in Goldman’s Equity Capital Markets groups in New York and Hong Kong. He began his career in Goldman Sachs’ Corporate Finance Department. Mr. Barth is a trustee of the University of Pennsylvania as well as a member of the Board of Overseers of the Graduate School of Education. He previously served as both the Chair of the Penn Fund, the University of Pennsylvania’s undergraduate annual giving program, and as the Inaugural Chair of the Undergraduate Financial Aid Leadership Council. Mr. Barth is a member of the board and executive committee of the UJA-Federation of New York, he co-chairs the Annual Campaign and he serves on the endowment’s Investment Committee. Mr. Barth was awarded the Alan C. Greenberg Young Leadership Award by UJA-Federation of New York, Wall Street & Financial Services Division. Mr. Barth graduated summa cum laude with concentrations in Finance and Accounting from the Wharton School of the University of Pennsylvania. Mr. Barth provides the Board with extensive investment and wealth management expertise.

Katherine E. Dietze.   Age 63. Ms. Dietze was appointed to our Board in June 2011 upon the completion of Cowen’s acquisition of LaBranche & Co., Inc., or LaBranche. Ms. Dietze was a member of LaBranche’s board of directors since January 2007. Ms. Dietze served as the Audit Committee Chair at LaBranche. Ms. Dietze spent over 20 years in the financial services industry prior to her retirement in 2005. From 2003 to 2005, Ms. Dietze was Global Chief Operating Officer for the Investment Banking Division of Credit Suisse First Boston. From 1996 to 2003, she was a Managing Director in Credit Suisse First Boston’s Telecommunications Group. Prior to that, Ms. Dietze was a Managing Director and Co-Head of the Telecommunications Group in Salomon Brothers Inc’s Investment Banking Division. Ms. Dietze began her career at Merrill Lynch Money Markets after which she moved to Salomon Brothers Inc. to work on money market products and later became a member of the Investment Banking Division. Ms. Dietze is a director, a member of the Governance Committee and Chair of the Finance Committee of Matthews International Corporation (MATW), a designer, manufacturer and marketer of memorialization products and brand solutions. Ms. Dietze was a member of the Board of Trustees for Liberty Property Trust, which was purchased by Prologis. Ms. Dietze holds a B.A. from Brown University and an M.B.A. from Columbia Graduate School of Business. Ms. Dietze provides the Board with extensive experience in Investment Banking management and corporate governance expertise as a public company director.

Gregg A. Gonsalves.   Age 53. Mr. Gonsalves was appointed to our Board in April 2020. Mr. Gonsalves has been an advisory partner with Integrated Capital LLC, a leading, hotel-focused, private real estate advisory and investment firm since 2013. Prior to joining Integrated Capital, Mr. Gonsalves was a managing director at Goldman Sachs and was the partner responsible for the Real Estate Mergers & Acquisition business. In his 20-year career at Goldman Sachs, Mr. Gonsalves completed over 50 M&A transactions worth approximately $100 billion in deal value, working with a variety of companies in a wide range of industries. Mr. Gonsalves serves as Chairman of the Board of Directors of Cedar Realty Trust, a publicly-traded retail REIT, and is on the Board of RREEF America REIT II, a private, open-end core real estate fund, and on the Board of POP Tracker LLC, a private company focused on providing proof of performance to the out-of-home advertising industry. He began his career as a sales engineer at Mobil Oil Corporation from 1989 to 1991. Mr. Gonsalves received a B.S. from Columbia University and received an M.B.A. from Harvard Business School. Mr. Gonsalves is presently Chairman of the Board of Directors of the Jackie Robinson Foundation, where he has served as a Board member for approximately the past ten years. Mr. Gonsalves provides the Board with extensive investment banking and real estate investment experience.

Steven Kotler.   Age 74. Mr. Kotler was elected to our Board on June 7, 2010. Mr. Kotler currently serves as Vice Chairman of the private equity firm Gilbert Global Equity Partners, which he joined in 2000. Prior to joining Gilbert Global, Mr. Kotler, for 25 years, was with the investment banking firm of Schroder & Co. and its predecessor firm, Wertheim & Co., where he served in various executive capacities including President & Chief Executive Officer, and Group Managing Director and Global Head of Investment and Merchant Banking. Mr. Kotler is a director of CPM Holdings, an international agricultural process equipment company; and Co-Chairman of Birch Grove Capital, an asset management firm. Mr. Kotler is a member of the Council on Foreign Relations; and, from 1999 to 2002, was Council President of The Woodrow Wilson International Center for Scholars. Mr. Kotler has previously served as a Governor of the American Stock Exchange, The New York City Partnership and Chamber of Commerce’s Infrastructure and Housing Task Force, The Board of Trustees of Columbia Preparatory School; and, the Board of Overseers of the California Institute of the Arts. Mr. Kotler also previously served as a director of Cowen Holdings from September 2006 until June 2007. Mr. Kotler provides the Board with extensive experience in leading an international financial institution and expertise in private equity.

Lawrence E. Leibowitz.  Age 61. Mr. Leibowitz was elected to our Board on June 26, 2018.  Mr. Leibowitz is a finance and technology entrepreneur who specializes in business transformation and capital markets.  Mr. Leibowitz serves as Vice Chairman of XCHG Xpansiv, an intelligent commodities exchange focusing on renewable energy products.  Mr. Leibowitz serves on the Board of NYDIG Trust and NYDIG Execution Services, a custodian and broker for digital currencies that is regulated by the NY Department of Finance.  Mr. Leibowitz also serves on the board of various other private companies in the data management and digital law businesses.  Most recently, Mr. Leibowitz served as Chief Operating Officer, Head of Global Equities Markets and as a Member of the board of directors of NYSE Euronext, holding such positions from 2007 to 2013. Prior to that, Mr. Leibowitz served as Chief Operating Officer of Americas Equities at UBS, Co-head of Schwab Soundview Capital Markets, and CEO of Redibook. Mr. Leibowitz was formerly a founding partner at Bunker Capital, and Managing Director and Head of Quantitative Trading and Equities technology at CS First Boston.  Mr. Leibowitz provides the Board with extensive capital markets knowledge, including trading microstructure, regulation, asset management and quantitative methods.

Margaret L. Poster.   Age 69. Ms. Poster was appointed to our Board in April 2019. Ms. Poster served as Chief Operating Officer and Managing Director of Willkie Farr & Gallagher LLP from 1991 through 2018. Ms. Poster is an Executive Managing Director at Cushman & Wakefield, serving in an advisory capacity in the legal sector. Ms. Poster formerly served as President of Workbench, Inc., Chief Financial Officer of Barnes & Noble Bookstores Inc. and Chief Financial Officer of the Jewelry & Sporting Good Division at W.R. Grace & Co. Ms. Poster began her career as an auditor at PricewaterhouseCoopers LLP. Ms. Poster was a Director of Generation Citizen, where she was the Chair of the Finance Committee and Audit Committee, and was a trustee of Blythedale Children’s Hospital from 1992 until 2011. Ms. Poster is a certified public accountant and received a Masters of Business Administration from Harvard Business School. Ms. Poster provides the Board with comprehensive operating and public accounting experience.

Douglas A. Rediker.   Age 61. Mr. Rediker was appointed to our Board in April 2015. Mr. Rediker is the Executive Chairman of International Capital Strategies, LLC, a policy and markets advisory boutique based in Washington, D.C. Until 2012, he was a member of the Executive Board of the International Monetary Fund representing the United States. He has held senior and visiting fellowships at Brookings, the Peterson Institute for International Economics and at the New America Foundation. He has written extensively and testified before Congress on the subject of state capitalism, global finance, Sovereign Wealth Funds and other issues surrounding the relationship between international economic policy, financial markets, global capital flows and foreign policy. Mr. Rediker previously served as a senior investment banker and private equity investor for a number of investment banks, including Salomon Brothers, Merrill Lynch and Lehman Brothers. Mr. Rediker began his career as an attorney with Skadden Arps in New York and Washington, D.C. Mr. Rediker’s experience on global macro issues provides the Board with expertise relating to capital markets, the economy and global governance.

EXECUTIVE OFFICERS OF THE COMPANY

Biographies of the current executive officers of the Company are set forth below, excluding Mr. Solomon’s biography, which is included under “Directors of the Company” above. Each executive officer serves at the discretion of the Board.

John Holmes.   Age 57. Mr. Holmes serves as Chief Operating Officer and serves as a member of the Management Committee of Cowen. Mr. Holmes previously served as the Company’s Chief Administrative Officer and was appointed an executive officer in May 2013. Mr. Holmes was the Head of Technology and Operations at Cowen following the merger between Cowen and Company and Cowen Investment Management (formerly Ramius). Mr. Holmes joined Cowen Investment Management in June 2006 as Global Head of Operations. Prior to joining Cowen Investment Management, Mr. Holmes was Global Head of the Equity Product Team at Bank of America Securities. Mr. Holmes has also held senior operations management positions at Deutsche Bank, Credit Lyonnais and Kidder Peabody. His experience includes treasury, foreign exchange, equity, fixed income & derivative operations. Mr. Holmes is NASD licensed as a General Securities Representative, General Securities Principal and a Financial & Operations Principal.

Stephen A. Lasota.   Age 58. Mr. Lasota serves as Chief Financial Officer of Cowen and serves as a member of the Management Committee of Cowen. Mr. Lasota was appointed Chief Financial Officer in November 2009. Prior to the consummation of the business combination of Cowen Holdings and Cowen Investment Management (formerly Ramius) in November 2009, Mr. Lasota was the Chief Financial Officer of Cowen Investment Management and a Managing Director of the company. Mr. Lasota began working at Cowen Investment Management in November 2004 as the Director of Tax and was appointed Chief Financial Officer in May 2007. Prior to joining Cowen Investment Management, Mr. Lasota was a Senior Manager at PricewaterhouseCoopers LLP.

Owen S. Littman.   Age 48. Mr. Littman serves as General Counsel and Secretary of Cowen and serves as a member of the Management Committee of Cowen. Mr. Littman was appointed General Counsel and Secretary in July 2010. Following the consummation of the business combination of Cowen Holdings and Cowen Investment Management (formerly Ramius) in November 2009, Mr. Littman was appointed Deputy General Counsel, Assistant Secretary and Managing Director of Cowen and General Counsel and Secretary of Cowen Investment Management. Mr. Littman began working at Cowen Investment Management in October 2005 as its senior transactional attorney and was appointed General Counsel in February 2009. Prior to joining Cowen Investment Management, Mr. Littman was an associate in the Business and Finance Department of Morgan, Lewis & Bockius LLP.

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

The current members of our Audit Committee are Ms. Dietze (Chairperson), Mr. Gonsalves, Mr. Kotler and Ms. Poster. The Board has determined that Ms. Poster is an “audit committee financial expert” as defined by applicable SEC rules.

Item 11: Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

In addition to performing the roles and responsibilities described under “Committees of the Board — Compensation Committee” above, our Compensation Committee, which is composed entirely of independent directors, determined the 2020 compensation of our named executive officers:

•	Jeffrey M. Solomon, Chief Executive Officer;

•	Stephen A. Lasota, Chief Financial Officer;

•	John Holmes, Chief Operating Officer; and

•	Owen S. Littman, General Counsel and Secretary.

Advisory Vote on Executive Compensation and Stockholder Engagement

2020 Stockholder Outreach

While the Company received stockholder approval for both the Advisory Say on Pay vote and the 2020 Equity Plan vote in 2020, in both cases the vote resulted in a narrow majority (55.7% and 51.2%, respectively). In light of these results, we undertook a robust outreach campaign to solicit stockholder feedback on our compensation policies and our equity plans in the fall of 2020. We contacted our top 30 stockholders, who hold an estimated 75% of our outstanding Class A common stock, which represents in excess of 85% of our outside stockholder base.

We received requests for engagement from 7 of the 30 stockholders, representing approximately 45% of our outside stockholder base.

Our outreach team, comprised of our Chief Financial Officer, our General Counsel, and our Head of Investor Relations, held virtual meetings with all of the stockholders who requested engagement.

Compensation Practice Changes in Response to Stockholder Feedback

Following our stockholder outreach initiative, the outreach team discussed the feedback received from our stockholders with the Compensation Committee. Additionally, the Compensation Committee obtained feedback, advice and recommendations on improvements to our compensation program from its independent compensation consultant, Pay Governance LLC. The Compensation Committee also reviewed the Company’s performance, the compensation practices of its peers and other materials regarding executive compensation. The Compensation Committee has introduced the following changes to our executive compensation program, partly in response to feedback received from our stockholders:

What We Heard from Stockholders		Action Taken by Company Management and the Compensation Committee
•	While stockholders did not express any specific concerns with the levels of compensation paid to our named executive officers, stockholders noted that more details on Cowen’s compensation process and how the pool of compensation for management is determined would be helpful in demonstrating to stockholders that the compensation process is tied to performance and not entirely discretionary.	•	We have enhanced the description in the “Compensation and Philosophy and Objectives” section below to provide a more robust and detailed discussion related to the Compensation Committee’s determinations related to firmwide compensation as well as the compensation of our named executive officers.
•	Stockholders agree that Return on Common Equity, or ROCE, is an appropriate criterion for performance-based compensation but some stockholders indicated that they would like to see some form of total shareholder return, or TSR, as an additional measure used in the determination of performance-based compensation.	•	The Company added a TSR modifier as a component of Performance Shares awarded in 2020.
•	Stockholders also expressed a preference for our named executive officers to receive a greater amount of their compensation in the form of performance-based awards.	•	As part of 2020 compensation, we increased substantially the dollar value of Performance Shares issued to our Chief Executive Officer relative to 2019 award values. In addition, we increased the grant date value of Performance Share awards issued to each of our named executive officers relative to 2019 award values.
•	Stockholders were supportive of the removal of the evergreen provision from the 2010 Equity and Incentive Plan in the 2020 Equity Incentive Plan approved at the 2020 Annual Meeting of Stockholders.	•	The Company plans to present a new (or amended and restated) equity and incentive plan for stockholder approval at its 2021 Annual Meeting of Stockholders. The new equity and incentive plan will not include an evergreen provision.

2020 Performance Overview

The following 2020 financial performance highlights were considered by our Compensation Committee when determining named executive officer compensation for 2020:

•	Record 2020 investment banking Economic Proceeds of $729.2 million were up 108% due to higher underwriting and strategic advisory activity.

•	2020 brokerage revenues increased 42%, due to an increase in Institutional Brokerage, primarily Special Situation and electronic trading commission revenue and an increase in Institutional Services, primarily Prime Brokerage.

•	2020 management fees of $58.2 million increased 44%, primarily due to the healthcare royalty business and our healthcare investment business.

•	Incentive income rose 87% to $83.4 million in 2020. This increase was primarily related to an increase in performance fees from our healthcare investments business and our activist strategy.

•	2020 compensation and benefits costs were $860.8 million compared to $532.4 million in 2019. The increase was due to higher 2020 revenues offset only partially by a lower economic compensation-to-proceeds ratio. The economic compensation-to-proceeds ratio was 55.6%, a decrease from 57% in the prior year period.

•	As of December 31, 2020, the Company had assets under management of $12.5 billion, an increase of $1.1 billion from December 31, 2019.

•	As of December 31, 2020, the Company had book value of $30.34 per common share, up from book value of $24.77 per common share at December 31, 2019.

•	During 2020, the Company repurchased 3,139,751 shares for $47.3 million, or an average price of $15.07 per share under the Company’s existing share repurchase program. In addition, the Company acquired approximately $15.1 million of shares as a result of net share settlements relating to the vesting of equity awards or 866,784 shares at an average price of $17.48 per share.

•	The Company established a quarterly dividend payment on its Class A common stock in February of 2020 with a dividend payment of $0.04 per share. The Company increased the quarterly dividend payment to $0.08 per share in October 2020.

Please refer to the Company’s Segment Reporting Note in its financial statements included on pages F-70 to F-71 of its Form 10-K for the year ended December 31, 2020, as filed with the SEC, for reconciliations of the non-GAAP financial measures above to their most directly comparable GAAP measures.

Key Features of Our Executive Compensation Program

What We Do

•	We pay for performance through a careful quarterly and year-end review of the Company’s financial results, stockholder return and individual performance.

•	We consider peer groups in establishing compensation.

•	The Compensation Committee considers firm-wide initiatives related to the Company’s culture, including those related to diversity and inclusion, in its compensation determinations.

•	We granted performance share awards, or PSAs, to named executive officers in February 2021. The PSAs are earned based on forward-looking performance metrics that consider long-term performance from 2021 through 2023. We introduced a TSR modifier to the PSAs awarded in February 2021 in response to the stockholder feedback received in 2020.

•	We have implemented stock ownership guidelines for our directors and executive officers.

•	We have double-trigger equity vesting in the event of a change in control.

•	We require our named executive officers to comply with reasonable restrictive covenants.

•	We subject our deferred bonus awards to named executive officers to a clawback policy.

•	We seek to maintain a conservative compensation risk profile.

•	The Compensation Committee retains an independent compensation consultant.

•	We have an anti-hedging policy, and, during 2020, all executive officers were in compliance with this policy.

What We Don’t Do

•	We do not pay dividend equivalents on unvested RSUs or PSAs.

•	We do not pay tax gross-ups on our limited perquisites.

•	We do not provide “single-trigger” equity vesting in the event of a change in control.

•	We do not provide golden parachute excise tax gross-ups.

•	We do not provide minimum guaranteed bonuses to our named executive officers.

Compensation Philosophy and Objectives

We are focused on building long-term value for the Company. Our named executive officers, who collectively own approximately 3.86% of our outstanding shares, are financially, strategically and philosophically aligned with our stockholders. Our intention is to base the compensation of our named executive officers on the performance of the Company, with total compensation of our named executive officers increasing or decreasing along with the performance of the Company.

To this end, when Mr. Solomon became our Chief Executive Officer at the beginning of 2018, he emphasized the objective of the Company generating a mid-teens pre-tax Return on Common Equity, or ROCE, by the end of 2020. The Company not only achieved, but far exceeded this goal for the year ended December 31, 2020. Our plan is to compensate our named executive officers in a manner that will incent them to meet or exceed pre-tax ROCE in the mid-teens on a consistent basis, which we believe will create long-term value for our stockholders.

Accordingly, as we think about compensation for our named executive officers, our approach aims to treat our named executive officers fairly when taking into account the Company’s performance while also ensuring their retention given other opportunities that might be available to them.

Specifically, our compensation programs, including compensation of our named executive officers, are designed to achieve the following objectives:

•	Pay for Performance. A significant portion of the total compensation paid to each named executive officer is variable and is directly tied to the Company’s Economic Operating Income. The amount of compensation available to be paid to our named executive officers is determined based on: (i) determination of the management committee compensation pool based on the Company’s performance as described in more detail below; (ii) the performance of the Company on an absolute basis and through a comparison of our results to competitor firms; (iii) an evaluation of each named executive officer’s contribution to the Company, including contributions related to the revenue and profitability of the Company as well as teamwork and leadership; and (iv) specific performance against individual qualitative goals.

•	Align Named Executive Officers’ Interests with Stockholders’ Interests. Our Compensation Committee reviews each named executive officer’s performance as well as the Company’s financial results in the context of the market environment when determining year-end, performance-related compensation allotted from the management committee compensation pool. In addition, our Compensation Committee evaluated the Company’s performance compared to the performance of its peers and also considered an analysis of competitive compensation levels of named executive officers at the Company’s peer firms that was conducted by Pay Governance LLC, the independent compensation consultant to the Compensation Committee. Our Compensation Committee believes year-end, performance-related compensation should be delivered in a combination of short-term and long-term instruments. We believe that deferred cash, equity and equity-related instruments align the interests of our named executive officers with those of our stockholders, help retain key talent, and ensure that our named executive officers are focused on the long-term performance of the Company. In connection with fiscal 2020 bonus payments, Messrs. Lasota, Holmes and Littman received a portion of their bonus in cash and a portion in PSAs. Mr. Solomon received a portion of his bonus in cash, RSUs, PSAs and deferred cash. The Compensation Committee believes that the payment of a significant portion of an employee’s compensation in the form of performance-based awards properly aligns the employee’s interests with those of the Company’s stockholders and effectively mitigates any risks associated with the Company’s compensation practices.

•	Recruiting and Retention. We operate in an intensely competitive industry, and we believe that our success is closely related to our recruiting and retention of highly talented employees and a strong management team. We try to keep our compensation program generally competitive with industry practices so that we can continue to recruit and retain talented executive officers and employees.

2020 Compensation Determinations

As noted above, compensation for our named executive officers is made from our management committee compensation pool. The following is a summary of the process for determining the 2020 management committee compensation pool:

Actions Taken at the Beginning of 2020:

•	In consultation with the Compensation Committee, at the beginning of 2020, the Company established a targeted Economic Income compensation-to-revenue ratio for the year of between 56% and 57%.

•	The Company has set a goal of achieving mid-teens pre-tax ROCE on a consistent basis and this objective was reviewed with the Compensation Committee at the beginning of 2020. ROCE is calculated by taking the sum of the Company’s Adjusted Economic Operating Income divided by the average Common Equity of the Company during the fiscal year (with the average Common Equity for the fiscal year calculated by adding the Common Equity at the beginning of the fiscal year and the Common Equity at the end of the fiscal year and dividing by two).

•	Also at the beginning of the year, we established compensation guidelines for revenues generated by each of the Company’s businesses. With respect to areas of the firm that do not generate revenue, such as research and business operations, the Company set a targeted budget for compensation in these areas based on expected revenues for the year.

Actions Taken During the Course of 2020:

•	During the year, the Compensation Committee met on a quarterly basis to review, among other things, the Company’s performance relative to the targeted Economic Income compensation-to-revenue ratio for the year.

•	Quarterly meetings with the Compensation Committee also provided an opportunity to discuss any changing dynamics in the markets that may affect positively or negatively the Company’s expected revenues and related compensation accruals.

Actions Taken at the End of 2020 to Determine Compensation:

•	At the end of 2020, compensation pools for investment banking, markets and investment management were finalized based on the revenue guidelines established at the beginning of the year, with some modifications made based on the Company’s overall strong performance for the year in each of these areas. The compensation pool for research was finalized by making adjustments to the budget established at the beginning of the year to account for higher revenues than were expected at the beginning of the year. The compensation pool for business operations was also increased from its budgeted amount to account for the Company’s overall strong performance.

•	Once the compensation pools were finalized, the Compensation Committee considered the amount of compensation to be included in the pool for the members of the Company’s management committee, which includes the Company’s named executive officers. This pool was determined with reference to (i) the Economic Income compensation-to-revenue ratio and (ii) the overall Economic Operating Income to Stockholders.

o	The Compensation Committee approved an Economic Income compensation-to-revenue ratio for 2020 of 55.6%, which was below the range established by the Compensation Committee at the beginning of 2020.

o	Management and the Compensation Committee believe that the compensation pool for members of the Company’s management committee, which includes the Company’s named executive officers, should be directly tied to the Company’s operating performance. Accordingly, the Compensation Committee has determined guidelines that the management committee’s participation in the Company’s Economic Operating Income should be a percentage of the total amount of Economic Operating Income, with the management committee’s incremental participation decreasing as Economic Operating Income increases.

•	The Company’s ROCE for the 2020 fiscal year was approximately 42.6%, well in excess of the mid-teens ROCE that the Company targeted at the beginning of the year.

•	As discussed further below, final compensation decisions for the Company’s named executive officers are made at the discretion of the Compensation Committee out of the available management committee compensation pool. We believe this discretionary approach to compensation is consistent with common market practice in the financial services sector, but as noted above, the pool from which discretionary compensation is determined is tied directly to the Company’s operating performance for the year. Further, although the size of incentive compensation awards is based on current fiscal year results, a portion of it is delivered in the form of equity awards that vest over time to encourage retention and further link executive pay with longer-term stock performance. In addition, a portion of incentive compensation is also delivered in the form of performance based awards whose future value is uncertain, ultimately depending on the performance of the Company over the relevant measurement period.

The Compensation Committee considered the following collective and individual factors in the determinations made for each named executive officer in 2020:

•	Benefits of the Long-term Partnership Among the Named Executive Officers. One of the key factors to the Company’s resilience during difficult times and the positioning of the Company for success over the long term has been the partnership among the Company’s named executive officers. Messrs. Solomon, Holmes, Lasota and Littman have worked together as a team for almost 15 years. During that time, they have faced significant challenges together such as the financial crisis of 2008. They helped navigate Cowen Investment Management (formerly Ramius LLC) through the financial crisis which then led to the negotiation and execution of the business combination with the Company in 2009.

Messrs. Solomon, Holmes, Lasota and Littman have been instrumental in the transformation of the Company’s business. They have worked collaboratively on the recruitment and retention of key employees and managers across the platform and oversaw the acquisition and integration of 13 businesses. These efforts helped position the Company for its strong performance in 2020 and the expectation of achieving long-term value for its stockholders in the future.

The Covid-19 pandemic presented significant challenges in 2020 with extreme market volatility in March 2020 and the need to move quickly to a fully remote working environment. Messrs. Solomon, Holmes, Lasota and Littman’s collective efforts and leadership contributed significantly to the Company’s ability to manage the difficulties presented by the pandemic and achieve strong operating performance in 2020.

The Compensation Committee recognizes the importance of having and retaining an experienced management team like the one the Company has and, in 2020, this took on even more significance with the Covid-19 pandemic.

•	Revenue Generation and Drivers of Profitability. As noted below, each of our named executive officers plays an important role in revenue generation and driving profitability While this may not always be the case with a company’s named executive officers, it is the case with ours. Our named executive officers are not compensated directly based on the revenue they generate or, with respect to Messrs. Holmes, Lasota and Littman, the profitability directly attributable to their teams in business operations, but the Compensation Committee does take this into account when determining compensation for the named executive officers.

•	Jeffrey Solomon. Mr. Solomon’s compensation reflected his significant contributions regarding the Company’s record revenue and profitability. Mr. Solomon’s compensation also reflected the enhancements to the Company’s culture and diversity and inclusion initiatives, even in a year impacted by the Covid-19 pandemic. The Committee recognized Mr. Solomon’s leadership in the Company’s successful navigation through the market volatility in early 2020 and throughout the balance of 2020 where the Company’s businesses performed well with virtually all employees working remotely as a result of the Covid-19 pandemic. Mr. Solomon helped to bring numerous clients into the Company by providing investment banking advice. Mr. Solomon also worked closely with clients in the Company’s markets division, research division and investment management division. Mr. Solomon also played a key role in capitalizing on the Company’s long-term strategy to scale businesses that will drive margin and greater operating consistency.

•	John Holmes. Mr. Holmes’s compensation reflected significant contributions related to the fast and effective operational response as the Covid-19 pandemic unfolded and his efforts throughout the year to ensure that employees were able to work productively while working remotely. During the periods of high market volatility in early 2020, Mr. Holmes played a leading role in managing the Company’s prime broker relationships which allowed the Company to mitigate potential losses. In addition, Mr. Holmes oversaw the introduction of multiple new revenue-generating products across the Company, established new custodial relationships and leveraged and expanded clearing and settlement capabilities to enhance product offerings. Mr. Holmes also oversaw implementation of the Company’s strategy to transition its correspondent clearing business off of the Company’s platform.

•	Stephen Lasota. Mr. Lasota’s compensation reflected significant contributions related to the continued enhancement of the Company’s financial reporting, despite the challenges of employees working remotely as a result of the Covid-19 pandemic. Mr. Lasota played a leading role in managing the Company’s financing sources during the periods of high market volatility in early 2020, which allowed the Company to mitigate potential losses. Mr. Lasota also plays a significant role in the Company’s revenue-generating captive reinsurance business. Mr. Lasota oversaw the completion of the merger of the Company’s two largest broker-dealers, substantially increasing net capital.

•	Owen Littman. Mr. Littman’s compensation reflected significant contributions related his efforts to ensure that the Company was complying with its legal, regulatory and corporate governance obligations as the Covid-19 pandemic unfolded. Mr. Littman’s contributions also reflected the continued enhancement of the Company’s compliance structure, including technology used to increase efficiency, and management of the Company’s outstanding litigation and regulatory matters. Mr. Littman has played and continues to play a critical role in assessing the areas where the Company can legally work with clients in the cannabis sector and those efforts have led to significant revenue-opportunities for the Company. Mr. Littman also plays a significant role in the Company’s revenue generating captive reinsurance business. Mr. Littman played a leading role in the Company’s acquisition of the investment banking business of MHT Partners. Mr. Littman also oversaw the Legal and Compliance strategic hiring process to support the Company’s growing business lines in the international markets.

At meetings held on December 17, 2020, January 7, 2021 and February 4, 2021 and numerous executive sessions following these meetings, the Compensation Committee considered and discussed management’s compensation recommendations for our named executive officers other than the Chief Executive Officer. After the Compensation Committee determined the management compensation pool for 2020 as described above, the Compensation Committee then considered the named executive officers’ collective and individual contributions to the Company’s strategic initiatives and leadership in 2020; historical compensation information for each named executive officer; the Company’s desire to retain and incentivize its named executive officers; the recommendations of Mr. Solomon, our Chief Executive Officer, regarding total compensation of our named executive officers (other than himself); the financial performance of the Company during 2020 compared to comparable public companies and other companies in the securities industry; a review of public filings and other market data regarding total compensation paid by certain peer investment banks and asset management companies; and base salary, cash bonus, equity awards and all other compensation paid by the compensation peer group. Upon consideration of these factors the Compensation Committee approved the Chief Executive Officer’s recommendations for the named executive officers and determined the total pay for our Chief Executive Officer, Mr. Solomon.

Compensation Program and Payments

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

In 2020 Mr. Solomon received a base salary of $1,000,000 and each of Messrs. Lasota, Holmes and Littman received a base salary of $700,000.

Annual Cash Bonus

The Compensation Committee approved annual cash bonus amounts for each of our named executive officers after review and consideration of the above factors and within the scope and confines of the established management committee compensation pool.

Annual cash bonuses are determined based on an informed judgment with final amounts determined at the discretion of the Committee within the confines of the established management committee compensation pool. This is consistent with our view that a significant portion of compensation paid is to be based on the performance of the Company and of each named executive officer.

In 2020, Mr. Solomon received a cash bonus of $13,000,000, Mr. Lasota received a cash bonus of $4,847,295, Mr. Holmes received a cash bonus of $5,347,295 and Mr. Littman received a cash bonus of $4,847,295.

Deferred Compensation

The annual bonus is typically paid partially in cash, partially in deferred cash and partially in equity. The deferred cash and equity components of the annual bonus are paid in lieu of, not in addition to, a cash payment and are subject to service-based vesting conditions. The Compensation Committee believes that the practice of paying a portion of each named executive officer’s annual bonus in the form of deferred cash and equity awards is consistent with compensation practices at our peer companies and is a useful tool to continue aligning the long-term interests of our named executive officers with the interests of our stockholders.

After determining the aggregate cash values of annual bonuses payable to each of our named executive officers in respect of fiscal 2020, the Compensation Committee considered the percentage of the annual bonus compensation that each of our named executive officers would receive in the form of deferred awards. Jeffrey Solomon, our Chief Executive Officer, developed a proposal for the allocation of annual bonus compensation among the cash and PSAs awarded to Messrs. Holmes, Lasota and Littman. The Compensation Committee discussed and ultimately approved the proposal and established an allocation of deferred cash, PSA and RSU awards for Mr. Solomon. The Compensation Committee awarded Mr. Solomon RSUs and deferred cash in addition to the PSAs awarded to the other named executive officers because (i) his compensation was significantly higher than that of the other named executive officers and (ii) in general, the Company deferred less in 2020 as a result of the Company’s strong performance.

Deferred Cash Awards

Deferred cash awards relating to fiscal 2020 annual bonuses were awarded to our named executive officers in February 2021. Only Mr. Solomon received a deferred cash award in the amount of $ 4,624,860. Mr. Solomon’s deferred cash award will vest with respect to 25% on November 15, 2021, 25% on November 15, 2022, 25% on November 15, 2023 and 25% on November 15, 2024.

Restricted Stock Units (“RSUs”)

RSUs relating to fiscal 2020 annual bonuses were awarded to our named executive officers in February 2021. RSUs will vest with respect to 25% on December 1, 2021, 25% on December 1, 2022, 25% on December 1, 2023 and 25% on December 1, 2024. To eliminate the impact that a short-term significant price change in the market value of our Class A common stock may have on the number of RSUs that are intended to be delivered to an employee, the Compensation Committee approved valuing the RSU grants using the volume-weighted average price for the 30 trading days ended January 13, 2021, which was the day prior to the date that compensation was first communicated to the Company’s employees. The grant date value of the RSUs equaled $26.32 per share. In 2020, Mr. Solomon received an award of 175,717 RSUs. Messrs. Holmes, Lasota and Littman received 100% of their deferred compensation in the form of PSAs.

Performance Share Awards (“PSAs”)

In 2020, the Compensation Committee determined that the relative mix of performance share awards, or PSAs, to other compensation granted to the named executive officers should be higher than in 2019, and each named executive officer should receive a higher dollar amount of PSAs compared to what they received in 2019. In February 2021, the Company entered into a performance shares award agreement, or PSA Agreement, with each of our named executive officers. Under the terms of the PSA Agreement, each named executive officer was awarded PSAs, based on the attainment of certain performance metrics. Mr. Solomon received 66,500  PSAs, and each of Messrs. Lasota, Holmes and Littman received 17,200 PSAs. The grant date value of the PSA awards represents 175% of Mr. Solomon’s base salary and approximately 65% of each of Messrs. Lasota, Holmes and Littman’s base salary. The Compensation Committee approved valuing the PSA grants using the same grant date value as the RSUs, or $26.32 per share. The PSAs awarded are subject to a three-year performance period and are scheduled to vest on December 31, 2023. At the end of the performance period, the PSAs will be multiplied by an applicable percentage (set forth below) based on the Company’s AROCE. If the Company’s performance is below the specified threshold, no shares will be delivered to the named executive officers. The resulting number of attained RSUs will then be subject to a multiplier based on the Company’s total shareholder return, or TSR, relative to other companies in the S&P SmallCap 600 Financial Sector Index, or the Index.

AROCE will be calculated by (i) taking the sum of the Company’s Adjusted Economic Operating Income during each of the fiscal years during the Performance Period divided by the average Common Equity of the Company during each such fiscal year (with the average Common Equity for each fiscal year calculated by adding the Common Equity at the beginning of such fiscal year and the Common Equity at the end of such fiscal year and dividing by two) and (ii) dividing such sum by three.

At the end of the performance period, the PSAs will be multiplied by the percentages set forth below based on the Company’s AROCE with respect to such performance period:

AROCE Performance Scale

Performance Level*	3-Year AROCE**	Payout Rate***
Below Threshold	Below 8%	0% Payout
Threshold	8%	50% Payout
Target	10%	100% Payout
Above Target	12%	150% Payout
Maximum (capped)	Greater than 15%	200% Payout

*	Payout for performance between the Threshold and the Maximum will be interpolated.

**	While the Company’s ROCE in 2020 was substantially above the Target rate, the Compensation Committee sets the AROCE Performance Scale based on the objective of achieving consistent pre-tax mid-teen ROCE returns over the three year performance period covered by the PSAs. Accordingly, there may be outliers in performance, both positive and negative, during the three year performance period, but the PSAs are structured to reward the Company’s executive officers for meeting the pre-tax mid-teen ROCE return over the long-term, which we believe leads to long-term shareholder value creation.

*** Payout in excess of 120% for the 2020 PSAs will be settled in cash.

The number of PSAs that become vested and settled at the end of the performance period will equal the product of the preliminary PSAs and the applicable total shareholder return (TSR) modifier, as set forth below, determined based on the Company’s TSR during the performance period versus the TSR of the companies comprising the Index (adjusted as set forth in the award agreement), as of the first day of each performance period for the same period.

3-Year TSR Modifier

Relative TSR Position	Modifier*
25th percentile and below	0.9
50th percentile	1.0
75th percentile and above	1.1

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

Involvement of Executive Officers

Mr. Solomon, our Chief Executive Officer, in consultation with our Chief Financial Officer, our General Counsel, our Chief Operating Officer and employees in our Human Resources department, assists the Compensation Committee in making compensation determinations. These individuals prepare information that is provided to, and reviewed by, the Compensation Committee and the Chief Executive Officer makes recommendations to the Compensation Committee for their consideration. Such information and recommendations include, among other things, recommendations for the percentage of the Company’s Economic Operating Income that should be allocated to the management committee compensation pool, the compensation that should be received by the named executive officers (other than himself) and certain other highly compensated employees; financial information regarding the Company that should be reviewed in connection with compensation decisions; the firms to be included in a compensation peer group; and the evaluation and compensation process to be followed by the Compensation Committee. Our Chief Executive Officer is often invited to participate in Compensation Committee meetings; however, he recuses himself from all discussions regarding his own compensation.

Compensation Consultant

The Compensation Committee exercised its sole authority pursuant to its charter to directly engage Pay Governance LLC. Pay Governance LLC was retained by the Compensation Committee to provide advice, analysis, and assessment of alternatives related to the amount and form of executive compensation. Pay Governance LLC prepared certain Compensation Committee presentation materials (including the peer group data described below) during November and December 2020 and early 2021 at the request of the Compensation Committee. The Compensation Committee meets with Pay Governance LLC from time to time without management present.

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

Compensation Peer Group

The Compensation Committee, with the assistance of its independent compensation consultant, annually identifies a compensation peer group of firms with which we compete for executive talent. Our peer group includes investment banks with revenues and market capitalizations similar to ours as well as companies with significant asset management operations. In making compensation decisions for 2020, our Compensation Committee reviewed compensation information for similarly titled individuals at comparable companies gathered from public filings made in 2020 related to 2019 annual compensation and from subscriptions for other market data. At the request of the Compensation Committee, Pay Governance LLC provides the Compensation Committee with compensation data from other firms of similar size. For 2020, Pay Governance provided the Compensation Committee with peer group compensation data of B. Riley Financial, Evercore Partners Inc., Greenhill & Co., Inc., Houlihan Lokey, Inc., Jefferies Group, JMP Group, Lazard Ltd., Moelis & Company, Oppenheimer & Co. Inc., Piper Sandler Companies, PJT Partners, Raymond James Financial, and Stifel Financial Corp. The Compensation Committee believes that information regarding pay practices at comparable companies is useful in two respects. First, as discussed above, we recognize that our pay practices must be competitive in our marketplace. By understanding the compensation practices and levels of the Company’s peer group, we enhance our ability to attract and retain highly skilled and motivated executives, which is fundamental to the Company’s success. Second, this data is one of the many factors the Compensation Committee considers in assessing the reasonableness of compensation. Accordingly, the Compensation Committee reviewed trends among these peer firms and considered this data when determining our named executive officers’ 2020 annual bonuses and other compensation, but did not utilize the peer firm compensation as a sole benchmark for determining executive compensation.

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

Chief Executive Officer	8× Base Salary	$8,000,000
Other Executive Officers	3× Base Salary	$2,100,000

Anti-Hedging Policy

In order to support alignment between the interests of stockholders and employees, the Company maintains an anti-hedging policy that prohibits the “short sale” of Company securities. The policy prohibits employees from trading in options, warrants, puts and calls or similar instruments on Company securities. We allow directors and executive officers to hold up to 50% of their Company stock in a margin account. During 2020, all named executive officers were in compliance with this policy.

Perquisites

The Company provides certain perquisites, including reimbursement of group term life and long-term disability insurance and tax and financial planning expenses to certain members of senior management, including Messrs. Solomon, Lasota and Holmes.

Employment Agreements

Each of our named executive officers is party to an employment agreement with the Company. The Compensation Committee views the employment agreements as an important tool in achieving our compensation objective of recruiting and retaining talented employees and a strong management team. The severance and change-in-control arrangements provided by the employment agreements are intended to retain our named executive officers and to provide consideration for certain restrictive covenants that apply following a termination of employment. None of our named executive officers have minimum guaranteed bonuses in their employment agreements.

Tax and Accounting Impact and Policy

The financial and income tax consequences to the Company of individual executive compensation elements are important considerations for the Compensation Committee when analyzing the overall design and mix of compensation. The Compensation Committee seeks to balance an effective compensation package for our named executive officers with an appropriate impact on reported earnings and other financial measures.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and has recommended to the Board the inclusion of the Compensation Discussion and Analysis in the Form 10-K and in the definitive proxy statement for our 2021 Annual Meeting of Stockholders.

Compensation Committee of the Board of Directors of Cowen Inc.
Brett H. Barth, Chair
Lawrence E. Leibowitz
Margaret L. Poster
Douglas A. Rediker

Summary Compensation Table

The following table sets forth compensation information for our named executive officers in 2020.

Name & Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)		Total ($)
Jeffrey M. Solomon	2020	1,000,000	13,000,000	3,157,115	1,833,388	(3)	18,990,503
Chief Executive Officer	2019	950,000	1,300,000	3,588,250	1,640,563		7,478,814
	2018	950,000	1,875,000	1,053,481	1,210,376		5,088,857
Stephen A. Lasota	2020	700,000	4,847,295	899,110	373,870	(3)	6,820,275
Chief Financial Officer	2019	700,000	1,212,500	854,236	353,358		3,120,094
	2018	500,000	1,625,000	396,485	311,652		2,833,137
John Holmes	2020	700,000	5,347,295	927,220	386,842	(3)	7,361,357
Chief Operating Officer	2019	700,000	927,220	926,630	361,137		3,235,267
	2018	500,000	1,675,000	515,193	311,652		3,001,845
Owen S. Littman	2020	700,000	4,847,295	899,110	366,686	(3)	6,818,910
General Counsel and Secretary	2019	700,000	1,212,500	890,424	351,955		3,154,879
	2018	500,000	1,650,000	396,485	311,652		2,858,137

(1)	The amounts in this column reflect cash bonuses paid to the named executive officers in 2021 from the bonus pool established in respect of performance during the 2020 year.

(2)	The entries in the stock awards column reflect the aggregate grant date value of the RSU and PSA awards granted in 2020 in connection with 2019 performance in accordance with FASB ASC 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The value of the PSA awards reflects the grant date value of the awards based on the target level of performance, which is less than the maximum possible value. The grant date value of the PSA awards assuming that the highest level of the applicable performance conditions will be achieved is $1,774,440 for Mr. Solomon and $1,117,240 for Messrs. Lasota, Holmes and Littman, respectively. For information on the valuation assumptions with respect to awards made, refer to the Company’s Share-Based Compensation and Employee Ownership Plans Note in its financial statements included in its Form 10-K for the year ended December 31, 2020, as filed with the SEC.

(3)	Other compensation includes:

Other Compensation ($)	Jeffrey M. Solomon	Stephen A. Lasota	John Holmes	Owen S. Littman
Vested Deferred Cash Awards	1,773,575	363,983	380,698	369,802
Dividend Equivalents	10,572	2,692	2,753	2,703
Tax and Financial Planning	49,241	7,195	3,391	—

Grants of Plan-Based Awards

The following table provides information regarding grants of compensation-related, plan-based awards made to the named executive officers during fiscal year 2020. These awards are also included in the Summary Compensation Table above.

			Estimated Future Payouts Under Equity Incentive Plan Awards(1)
	Grant Date	Corporate Action Date	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock Awards ($)(3)
Jeffrey M. Solomon	2/19/2020	1/16/2020	—	—	—	129,931	2,269,895
	7/1/2020	2/10/2020	27,000	54,000	108,000	—	887,220
Stephen A. Lasota	2/19/2020	1/16/2020	—	—	—	19,490	340,490
	7/1/2020	2/10/2020	17,000	34,000	68,000	—	558,620
John Holmes	2/19/2020	1/16/2020	—	—	—	21,099	368,600
	7/1/2020	2/10/2020	17,000	34,000	68,000	—	558,620
Owen S. Littman	2/19/2020	1/16/2020	—	—	—	19,490	340,490
	7/1/2020	2/10/2020	17,000	34,000	68,000	—	558,620

(1)	The amounts reported in these columns represent Performance RSUs that are scheduled to vest on December 31, 2022 based on the attainment of AROE targets, subject to the named executive officer’s continued employment through the applicable vesting date. These columns represent the number of Performance RSUs that vest at threshold achievement, target achievement and maximum achievement of the performance metrics applicable to such awards. At or below the threshold performance level, no shares will be paid out. At the maximum performance level, payout in excess of 120% will be settled in cash.

(2)	RSUs will vest with respect to 12.5% on December 1, 2020, 12.5% on September 1, 2021, 25% on September 1, 2022, 25% on September 1, 2023 and 25% on September 1, 2024.

(3)	The entries in the “Grant Date Fair Value of Stock Awards” column reflect the aggregate grant date fair value of the awards granted in 2020 computed in accordance with FASB ASC 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The value of the PSA awards reflects the grant date value of the awards based on the target level of performance, which is less than the maximum possible value. The grant date value of the PSA awards assuming that the highest level of the applicable performance conditions will be achieved is $1,774,440 for Mr. Solomon and $1,117,240 for Messrs. Lasota, Holmes and Littman, respectively. For information on the valuation assumptions with respect to awards made, refer to the Company’s Share-Based Compensation and Employee Ownership Plans Note in its financial statements included in its Form 10-K for the year ended December 31, 2020, as filed with the SEC.

Narrative Disclosure Relating to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

In January 2020, the Company entered into amended and restated employment agreements with Messrs. Solomon, Holmes, Lasota and Littman (the “Employment Agreements”). The Employment Agreements provide for the following material terms:

•	An initial term that expired December 31, 2020. Following the expiration of the initial term, the terms of the agreements automatically extend for successive one-year terms, unless either party elects not to extend the term.

•	A minimum annual base salary of $1,000,000 for Mr. Solomon and $700,000 for Messrs. Holmes, Lasota, and Littman. Each named executive officer is also eligible to receive an annual performance-based bonus as determined by the Compensation Committee. The Employment Agreements provide that the Company may pay all or a portion of any annual bonus in the form of restricted securities, other stock or security-based awards, deferred cash, or other deferred compensation. The Employment Agreements do not provide for a minimum annual bonus.

•	Pursuant to Mr. Solomon’s Employment Agreement, if Mr. Solomon’s employment is terminated by the Company without Cause or Mr. Solomon resigns for Good Reason (as such terms are defined in the Solomon Agreement) prior to, in connection with or following a Change in Control (as described in the Solomon Agreement), then subject to Mr. Solomon executing and not revoking a release of claims, he will be entitled to a lump sum severance payment equal to two and one-half times the sum of (x) Mr. Solomon’s base salary on the date of termination plus (y) the average of the highest annual bonuses paid to Mr. Solomon in two of the three calendar years preceding his date of termination, except that the foregoing severance amount will not be less than $3,250,000 or greater than $5,000,000 if Mr. Solomon’s termination occurs prior to a Change in Control (such payments will continue to be subject to the existing Internal Revenue Code Section 280G “modified cutback” provisions).

•	If Mr. Solomon elects to transition to Senior Advisor status upon reaching age 55, the terms of Mr. Solomon’s service as a Senior Advisor will be governed by the Senior Advisor Agreement. In particular, Mr. Solomon’s service as a Senior Advisor will continue until the earliest of (i) 15 days following Mr. Solomon’s written notice that he is terminating as a Senior Advisor, (ii) the second anniversary of the date he commences Senior Advisor status, (iii) the date of Mr. Solomon’s death or disability and (iv) the date Mr. Solomon is terminated by the Company for Cause. In consideration for providing Senior Advisor services, Mr. Solomon will receive a base salary at an annualized rate of $150,000 and will be entitled to secretarial and administrative support. Mr. Solomon will also be entitled to receive certain additional benefits while a Senior Advisor, including office space (or, at the Company’s election, payment of up to $60,000 per year for office space), financial planning services at the Company’s expense and continued payment by the Company of life insurance premiums.

•	Pursuant to the Executive Agreements with Messrs. Holmes, Lasota and Littman (collectively, the “Executive Agreements”), if the executive’s employment is terminated by the Company without Cause or the executive resigns for Good Reason (each as described in the Executive Agreements) prior to a Change in Control (as described in the Executive Agreements), the executive will receive a lump sum cash payment equal to one and one-half times the sum of (x) the executive’s base salary in effect at the end of the calendar year immediately preceding termination plus (y) the average of the highest annual bonuses paid to the executive in two of the three calendar years preceding his date of termination (such sum, the “Severance Amount”), except that the foregoing severance amount will not be greater than $1,500,000. Pursuant to the Executive Agreements, if the executive’s employment is terminated by the Company without Cause or the executive resigns for Good Reason in connection with or following a Change in Control, the executive will receive a lump sum cash payment equal to two and one-half times the Severance Amount, which lump sum will not be subject to a cap. The Executive Agreements require the executives to execute and not revoke a release of claims as a condition to receiving severance payments (such payments will continue to be subject to the existing Internal Revenue Code Section 280G “modified cutback” provisions).

•	In the event that the executive retires after attaining age 57.5 (or age 55, in the case of Mr. Solomon) and provides the Company with at least 90 days’ advance notice, all outstanding equity awards and unvested deferred compensation then held by the executive will continue to vest in accordance with their terms as if the executive had continued to be an active employee of the Company, provided he does not engage in competitive activity at any time prior to the applicable vesting date and refrains from interfering with the Company’s employees and customers for 12 months following his retirement.

•	Customary confidentiality and invention assignment covenants, as well as an indefinite mutual non-disparagement covenant. In addition, these executives have agreed not to compete with, or solicit customers or employees of, the Company during the term of the employment agreement and for a period of 180 days for Mr. Solomon and 120 days for Messrs. Holmes, Lasota and Littman.

2020 Equity Incentive Plan

Effective as of June 22, 2020, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”).

The 2020 Plan reserved 3,000,000 shares of Class A common stock for delivery to participants and their beneficiaries under the 2020 Plan, subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, combination of shares, reclassification of shares, spin-off, or other similar change in capitalization or event. Shares delivered under the 2020 Plan may be either treasury shares or newly issued shares. For purposes of determining the remaining ordinary shares available for grant under the 2020 Plan, if any shares subject to an award are forfeited, cancelled, exchanged, or surrendered, or if an award terminates or expires without a distribution of shares, those shares will again be available for issuance under the 2020 Plan. However, shares of stock that are exchanged by a grantee or withheld by us as full or partial payment in connection with any award under the 2020 Plan, as well as any shares of stock exchanged by a grantee or withheld by us to satisfy the tax withholding obligations related to any award under the 2020 Plan, will not be available for subsequent awards under the 2020 Plan.

The 2020 Plan provides that generally, unless otherwise determined by the Compensation Committee or as set forth in an award or employment agreement, in the event of a change in control (as defined in the 2020 Plan), all outstanding awards shall become fully vested and exercisable and all restrictions, forfeiture conditions or deferral periods on any outstanding awards shall immediately lapse, and payment under any awards shall become due. The Compensation Committee has determined that all awards to our named executive officers under the 2020 Plan will vest on a double-trigger basis in the event of a change in control.

Outstanding Equity Awards at 2020 Fiscal Year End

The following table contains certain information regarding equity awards held by the named executive officers as of December 31, 2020.

	Stock Awards
	Number of Shares that Have Not Vested (#)	Market Value of Shares that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested ($)(1)
Jeffrey M. Solomon
2016 PSA Award(2)	—	—	29,166	758,024
2017 RSU Award(3)	22,083	573,937	—	—
2017 Incentive Award(4)	8,953	232,688	—	—
2018 RSU Award(5)	18,419	478,710	—	—
2019 RSU Award(6)	120,651	3,135,719	—	—
2019 PSA Award(7)	—	—	28,000	727,720
2020 RSU Award(8)	113,690	2,954,803
2020 PSA Award(9)	—	—	27,000	701,730
Stephen A. Lasota
2016 PSA Award(2)	—	—	25,000	649,750
2017 RSU Award(3)	3,825	99,412	—	—
2017 Incentive Award(4)	13,100	340,469	—	—
2018 RSU Award(5)	4,857	126,233	—	—
2018 Incentive Award(10)	8,993	233,728	—	—
2019 RSU Award(6)	14,118	366,927
2019 PSA Award(7)	—	—	17,500	454,825
2020 RSU Award(8)	17,054	443,233
2020 PSA Award(9)	—	—	17,000	441,830
John Holmes
2016 PSA Award(2)		—	25,000	649,750
2017 RSU Award(3)	3,825	99,412
2017 Incentive Award(4)	13,100	340,469	—	—
2018 RSU Award(5)	4,857	126,233	—	—
2018 Incentive Award(10)	17,986	467,456	—	—
2019 RSU Award(6)	17,313	449,965
2019 PSA Award(7)	—		17,500	454,825
2020 RSU Award(8)	18,462	479,827
2020 PSA Award(9)	—	—	17,000	441,830
Owen S. Littman
2016 PSA Award(2)	—	—	25,000	649,750
2017 RSU Award(3)	3,825	99,412	—	—
2017 Incentive Award(4)	13,100	340,469	—	—
2018 RSU Award(5)	4,857	126,233	—	—
2018 Incentive Award(10)	8,993	233,728	—	—
2019 RSU Award(6)	15,714	408,407
2019 PSA Award(7)	—	—	17,500	454,825
2020 RSU Award(8)	17,054	443,233
2020 PSA Award(9)		—	17,000	441,830

(1)	The values in the column are based on the $25.99 closing price of our Class A common stock on the NASDAQ Global Select Market on December 31, 2020.

(2)	PSAs awarded on March 15, 2016 will, to the extent earned, vest with respect to 33⅓% on March 8, 2019, 33⅓% on March 10, 2020 and 33⅓% on December 31, 2020. These PSAs are scheduled to vest in three tranches based on the attainment of AROE and relative TSR targets for the applicable performance period, subject to the named executive officer’s continued employment through the applicable vesting date. In accordance with SEC rules, the number of unearned PSAs is reported in the “Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested” column based on achieving threshold performance goals (i.e., 40% of target).

(3)	RSUs awarded on February 27, 2017 vest with respect to 15% on June 1, 2017, 10% on June 1, 2018, 25% on June 1, 2019, 25% on June 1, 2020 and 25% on June 1, 2021.

(4)	RSUs awarded on February 27, 2017 will vest on March 10, 2021.

(5)	RSUs awarded on February 21, 2018 will vest with respect to 25% on December 1, 2018, 25% on December 1, 2019, 25% on December 1, 2020 and 25% on December 1, 2021.

(6)	RSUs awarded on February 20, 2019 will vest with respect to 12.5% on September 1, 2019, 12.5% on May 15, 2020, 25% in May 15, 2021, 25% on May 15, 2022 and 25% on May 15, 2023.

(7)	PSAs awarded on April 1, 2019 will, to the extent earned, vest on December 31, 2021. These PSAs are scheduled to vest based on the attainment of AROCE target for the applicable performance period, subject to the named executive officer’s continued employment through the applicable vesting date. In accordance with SEC rules, the number of unearned PSAs is reported in the “Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested” column based on achieving threshold performance goals (i.e., 50% of target).

(8)	RSUs awarded on February 19, 2020 vest with respect to RSUs will vest with respect to 12.5% on December 1, 2020, 12.5% on September 1, 2021, 25% on September 1, 2022, 25% on September 1, 2023 and 25% on September 1, 2024.

(9)	PSAs awarded on July 1, 2020 will, to the extent earned, vest on December 31, 2022. These PSAs are scheduled to vest based on the attainment of AROCE target for the applicable performance period, subject to the named executive officer’s continued employment through the applicable vesting date. In accordance with SEC rules, the number of unearned PSAs is reported in the “Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested” column based on achieving threshold performance goals (i.e., 50% of target).

(10)	RSUs awarded on March 29, 2018 will vest on March 10, 2022.

Option Exercises and Stock Vested

The following table sets forth certain information concerning stock vested during the year ended December 31, 2020. No stock options were exercised by any of the named executive officers in 2020.

Name	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)(1)
Jeffrey M. Solomon	116,712	1,850,854
Stephen A. Lasota	34,305	510,619
John Holmes	35,039	521,833
Owen S. Littman	34,572	513,762

(1)	The value realized upon vesting of the stock awards is based on the $12.18 closing sale price of our Class A common stock on March 10, 2020, the $11.77 closing sale price of our Class A common stock on May 15, 2020, the $13.05 closing sale price of our Class A common stock on June 1, 2020 and the $24.58 closing sale price of our Class A common stock on December 1, 2020, the applicable vesting dates of the awards.

Potential Payments Upon Termination or Change in Control

Pursuant to the employment agreements with our named executive officers, upon certain terminations of employment or a change in control of the Company, our named executive officers are entitled to certain payments of compensation and benefits as described above under “Narrative Disclosure Relating to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.” The table below reflects the amount of compensation and benefits that would have been payable to each named executive officer in the event that the named executive officer had experienced the following events as of December 31, 2020: (i) a termination for cause or resignation, or voluntary termination, (ii) involuntary termination, (iii) an involuntary termination that occurs in connection with a change in control, (iv) termination by reason of an executive’s death, or (v) termination by reason of an executive’s disability.

			Triggering Events
Name	Type of Payment	Voluntary Termination ($)	Involuntary Termination ($)	Involuntary Termination in Connection with a Change in Control(4)(5) ($)	Death ($)	Disability ($)
Jeffrey M. Solomon	Cash Severance(1)	—	18,285,858	18,285,858	9,755,659	9,755,659
	Equity Acceleration(2)	—	9,563,332	9,563,332	9,563,332	9,563,332
	Total	—	27,849,190	27,849,190	19,318,991	19,318,991
Stephen A. Lasota	Cash Severance(3)	—	4,696,473	5,696,473	3,196,473	3,196,473
	Equity Acceleration(2)	—	3,156,407	3,156,407	3,156,407	3,156,407
	Total	—	7,852,880	8,852,880	6,352,880	6,352,880
John Holmes	Cash Severance(3)	—	4,964,042	5,964,042	3,464,042	3,464,042
	Equity Acceleration(2)	—	3,509,768	3,509,768	3,509,768	3,509,768
	Total	—	8,473,810	9,473,810	6,973,810	6,973,810
Owen S. Littman	Cash Severance(3)	—	4,798,773	5,798,773	3,298,773	3,298,773
	Equity Acceleration(2)	—	3,197,888	3,197,888	3,197,888	3,197,888
	Total	—	7,996,661	8,996,661	6,496,661	6,496,661

(1)	Includes the value of a cash payment equal to the sum of (i) the average of Mr. Solomon’s 2018 and 2019 annual bonuses (the highest annual bonuses paid to Mr. Solomon in two of the three calendar years), comprised of cash bonus, deferred cash and deferred equity ($7,175,000), (ii) two and one-half times the sum of Mr. Solomon’s 2018 base salary ($950,000) and the average of Mr. Solomon’s 2018 and 2019 annual bonuses (subject to a $3.25 million minimum and a $5 million limit), (iii) a cash payment equal to 24 months of COBRA premiums, and (iv) the value of acceleration of unvested deferred cash compensation ($2,496,926, including interest accrued through December 31, 2020), which is payable to Mr. Solomon pursuant to the terms of his employment agreement. Mr. Solomon is not entitled to enhanced cash severance payments if his employment is involuntarily terminated in connection with or following a change in control. Had Mr. Solomon experienced a termination by reason of death or disability, he would have been entitled to a cash payment equal to the sum of the amounts described under clauses (i), (iii), and (iv) above.

(2)	Includes the value of acceleration of all unvested shares of restricted stock and all performance share and PSA awards, based on a price of $25.99 per share, which was the closing price of our Class A common stock on the NASDAQ Global Select Market on December 31, 2020. Pursuant to their employment agreements and the applicable award agreements, the executives are entitled to immediate vesting of outstanding equity awards upon an involuntary termination or a termination by reason of death or disability, except for the PSAs granted in April 2019 and June 2020, which will, upon an involuntary termination, remain outstanding until the completion of the applicable performance period without regard to the continued service requirement and will vest based on the actual level of the attainment of the applicable performance goals. For reporting purposes, target level performance was assumed. In addition, pursuant to the terms of the applicable award agreements, unvested equity awards will vest in the event that a change in control occurs and, following such change in control, the executive’s compensation or job responsibilities are reduced materially or the equity securities of the Company cease to trade on a national securities exchange, except for the PSAs granted in April 2019 and June 2020, which will vest based on the target level of the applicable performance goals, subject to the named executive officer’s continued employment through the applicable vesting date.

(3)	Includes the value of a cash payment equal to the sum of (i) the average of the 2018 and 2019 annual bonus comprised of cash bonus, deferred cash and deferred equity ($2,200,000, $2,350,000 and $2,250,000 ) for Messrs. Lasota, Holmes and Littman, respectively, (ii) one and one-half times the average of 2018 and 2019 compensation for each of Mr. Lasota, Mr. Holmes and Mr. Littman as reported on Form W-2 (subject to a $1.5 million limit), (iii) a cash payment equal to 24 months of COBRA premiums ($38,660 for Mr. Lasota, $54,604 for Mr. Holmes and $51,210 for Mr. Littman), and (iv) the value of acceleration of unvested deferred cash compensation ($957,813, $1,059,438 and $991,563) for each of Mr. Lasota, Mr. Holmes and Mr. Littman, respectively, including interest accrued through December 31, 2020), which is payable to Messrs. Lasota, Holmes and Littman pursuant to the terms of their employment agreements. Had Mr. Lasota, Mr. Holmes or Mr. Littman experienced a termination by reason of death or disability, each executive would have been entitled to a cash payment equal to the sum of the amounts described under clauses (i), (iii), and (iv) above.

(4)	Includes the value of the same cash severance payments that would have been payable to Messrs. Lasota, Holmes and Littman in connection with an involuntary termination of employment (as described above), except that the applicable multiplier for average W-2 compensation will be two and one-half times instead of one and one-half times, and the applicable limit will be $2.5 million instead of $1.5 million. Pursuant to their employment agreements, Messrs. Lasota, Holmes and Littman will be entitled to receive this enhanced cash severance payment in the event of an involuntary termination of employment in connection with or following a change in control. In addition, pursuant to the terms of the applicable award agreements, each executive’s unvested deferred cash compensation will vest in the event that a change in control occurs and, following such change in control, the executive’s compensation or job responsibilities are reduced materially or the equity securities of the Company cease to trade on a national securities exchange.

(5)	Under the employment agreements with Messrs. Solomon, Lasota, Holmes and Littman, severance payable following a change in control would have been subject to a so-called “modified golden parachute cutback” provision pursuant to which “excess parachute payments” would be reduced to the extent such reduction would result in greater after-tax benefits. The amounts disclosed above represent the full amounts payable, without application of any cutback.

PAY RATIO

Pursuant to Item 402(u) of Regulation S-K, presented below is the ratio of annual total compensation of Mr. Solomon, our Chief Executive Officer as of December 31, 2020, to the median annual total compensation of all our employees (excluding our Chief Executive Officer).

To determine the median annual total compensation of all our employees (excluding our Chief Executive Officer), a median employee was identified from the population of our 1,374 employees as of December 31, 2020. We did not include independent contractors in our determination.

In order to identify our median employee, we ranked each of our employees (other than our Chief Executive Officer) based on 2020 awarded compensation. For this purpose, 2020 awarded compensation was composed of each employee’s (i) salary earned during 2020, (ii) annual cash bonus paid in respect of 2020 performance, (iii) deferred cash awards granted in respect of 2020 performance and (iv) and RSUs granted in respect of 2020 performance. In determining 2020 awarded compensation, we did not apply any cost-of-living adjustments or annualize any partial-year compensation.

Once we identified the median employee, we determined that individual’s annual total compensation in accordance with the requirements for determining total compensation in the Summary Compensation Table.

The 2020 annual total compensation for Mr. Solomon, our Chief Executive Officer, as reported in the Summary Compensation Table in this proxy statement, was $18,990,503. The 2020 annual total compensation for our median employee, determined in accordance with the requirements for determining total compensation in the Summary Compensation Table, was $205,000. The ratio of our Chief Executive Officer’s annual total compensation to the annual total compensation of our median employee for 2020 is 93 to 1. We believe that this ratio represents a reasonable estimate calculated in a manner consistent with Item 402(u).

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

COMPENSATION PROGRAM FOR NON-EMPLOYEE DIRECTORS FOR 2020

Director Compensation Table

The following table sets forth compensation information for our non-employee directors for the year ended December 31, 2020.

Director	Fees Earned Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total
Brett H. Barth(3)	—	270,000	1,098	271,098
Katherine E. Dietze	115,000	115,000	—	230,000
Gregg A. Gonsalves(4)	133,334	100,000	—	233,334
Steven Kotler	105,000	105,000	—	210,000
Lawrence E. Leibowitz	50,000	150,000	—	200,000
Margaret L. Poster	100,000	100,000	499	200,499
Douglas A. Rediker(3)	—	200,000	—	200,000

(1)	Represents the aggregate grant date fair value calculated in accordance with generally accepted accounting principles, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. For information on the valuation assumptions with respect to awards made, refer to the Company’s Share-Based Compensation and Employee Ownership Plans Note in its financial statements included in its Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 3, 2021. As of December 31, 2021, all outstanding stock awards held by our directors are fully vested.

(2)	Represents dividend equivalents paid on delivered RSUs.

(3)	In 2020, Messrs. Barth and Rediker elected to receive 100% of their director compensation in RSUs. Please see “Narrative Disclosure Relating to Director Compensation Table” below for additional information regarding non-employee director compensation in 2020.

(3)	Mr. Gonsalves received $33,334 for his Board service from April 2020 through June 2020.

Narrative Disclosure Relating to Director Compensation Table

In 2020, each of our non-employee directors received annual compensation of $200,000. Mr. Barth, the Company’s Lead Director, received additional compensation of $50,000. Ms. Dietze, the Chair of the Audit Committee received additional compensation of $30,000 per annum. Mr. Barth, the Chair of the Compensation Committee, received additional compensation of $20,000 per annum, and Mr. Kotler, the Chair of the Nominating and Corporate Governance Committee received additional compensation of $10,000 per annum. For 2020, a minimum of 50% of a director’s compensation was paid in the form of RSUs. In addition, each director was entitled to elect to receive any amount in excess of 50% of 2020 compensation in the form of RSUs. The RSUs were valued using the volume-weighted average price for the 30-day period prior to our 2020 annual meeting of stockholders. RSUs are vested and not subject to forfeiture; however, except in the event of death, the underlying shares of Class A common stock will not be delivered to the holder for at least one year from the date of grant. Dividend equivalent cash payments are made to our Directors upon the delivery of the underlying shares of Class A common stock. These equity awards are intended to further align the interests of our directors with those of our stockholders. Directors who also are employed as executive officers of the Company receive no additional compensation for their service as a director.

In 2021, each of our independent directors will receive annual compensation of  $250,000. The compensation increase reflects the more active role the Board continues to take in Company affairs coupled with the added complexity of the Company’s business and is an effective recruiting tool for new directors. The Lead Director will continue to receive additional compensation of $50,000. The Chair of the Audit Committee will receive additional compensation of  $35,000 per annum. The Chair of the Compensation Committee will receive additional compensation of  $25,000 per annum and the Chair of the Nominating and Corporate Governance Committee will receive additional compensation of  $20,000 per annum. A minimum of 50% of each director’s compensation will continue to be paid in the form of RSUs. In addition, each director will be entitled to elect to receive any amount in excess of 50% of 2021 compensation in the form of RSUs.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Directors, Nominees and Executive Officers

The following table shows how many shares of our Class A common stock were beneficially owned as of April 29, 2021, by each of our directors and named executive officers and by all of our directors and named executive officers as a group. Unless otherwise noted, the stockholders listed in the table have sole voting and investment power with respect to the shares owned by them.

Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Brett H. Barth	66,052	(1)	*
Katherine E. Dietze	12,007	(2)	*
Gregg A. Gonsalves	—	(3)	*
Steven Kotler	2,500	(4)	*
Lawrence E. Leibowitz	8,000	(5)	*
Margaret L. Poster	—	(6)	*
Douglas A. Rediker	—	(7)	*
Jeffrey M. Solomon	526,750		2.0%
John Holmes	157,387		*
Stephen A. Lasota	201,083		*
Owen S. Littman	152,124	(8)	*
All directors and executive officers as a group (11 persons)	1,125,903		4.2%

*	corresponds to less than 1% of Cowen Inc. Class A common stock,

(1)	The amount presented does not include 19,737 fully-vested RSUs that will be delivered to Mr. Barth upon the one-year anniversary of the grant date.

(2)	The amount presented does not include 63,989 fully-vested RSUs that will be delivered to Ms. Dietze upon her retirement from the Board.

(3)	The amount presented does not include 7,310 fully-vested RSUs that will be delivered to Mr. Gonsalves upon the three-year anniversary of the grant date.

(4)	The amount presented does not include 61,326 fully-vested RSUs that will be delivered to Mr. Kotler upon his retirement from the Board.

(5)	The amount presented does not include the 29,569 fully-vested RSUs that will be delivered to Mr. Leibowitz upon his retirement from the Board.

(6)	The amount presented does not include 13,547 fully-vested RSUs that will be delivered to Ms. Poster upon the one-year anniversary of the grant date.

(7)	The amount presented does not include 55,667 fully-vested RSUs that will be delivered to Mr. Rediker upon his retirement from the Board.

(8)	Includes 275 shares held in custodial accounts on behalf of Mr. Littman’s children.

Beneficial Owners of More than Five Percent of Our Class A Common Stock

Based on filings made under Section 13(d) and Section 13(g) of the Securities Exchange Act of 1934, as of April 29, 2021, the persons known by us to be beneficial owners of more than 5% of our Class A common stock were as follows:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
FMR LLC(1) 245 Summer Street Boston, MA 02210	2,994,518	11.15%
BlackRock, Inc.(2) 55 East 52nd Street New York, NY 10055	2,680,545	9.98%
The Vanguard Group(3) 100 Vanguard Boulevard Malvern, PA 19355	1,671,090	6.22%
Arbiter Partners Capital Management LLC(4) 530 Fifth Avenue, 20th Floor New York, NY 10036	1,456,873	5.43%
Dimension Fund Advisors LP (5) 6300 Bee Cave Road, Building One Austin, TX 78746	1,364,007	5.08%

(1)	This information is based on a Schedule 13G filed with the SEC on February 8, 2021 by FMR LLC. FMR reported that it has sole voting power as to 1,218,214 shares and sole dispositive power as to 2,994,518 shares.

(2)	This information is based on a Schedule 13G filed with SEC on April 12, 2021 by BlackRock, Inc. Blackrock reported that it has sole voting power as to 2,520,113 and sole dispositive power as to 2,680,545 shares. The beneficial ownership indicated above represents the aggregate beneficial ownership of BlackRock, Inc., and its subsidiaries, BlackRock Life Limited, BlackRock (Netherlands) B.V., BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Ireland Limited, BlackRock Asset Management Schweiz AG, BlackRock Financial Management, Inc., BlackRock Fund Advisors, BlackRock Fund Managers Ltd., BlackRock Institutional Trust Company, N.A., BlackRock Investment Management, LLC and BlackRock Investment Management (UK) Limited.

(3)	This information is based on a Schedule 13G filed with the SEC on February 10, 2021 by The Vanguard Group. Vanguard reported that it has shared voting power as to 39,973 shares, sole dispositive power as to 1,605,510 shares and shares dispositive power of 65,580 shares.

(4)	This information is based on a Schedule 13G filed with the SEC on February 16, 2021 by Arbiter Partners Capital Management LLC and Paul J. Isaac (“Arbiter”). Arbiter reported that it has shared voting and dispositive power as to 1,456,873 shares.

(5)	This information is based on a Schedule 13G filed with the SEC on February 12, 2021 by Dimensional Fund Advisors LP. Dimension reported that it has sole voting power as to 1,264,209 shares and sole dispositive power as to 1,346,007 shares.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors to file initial reports of ownership of our securities and reports of changes in ownership of our securities with the Securities and Exchange Commission.

Based on a review of copies of such reports and on written representations from our executive officers and directors, we believe that all Section 16(a) filing and disclosure requirements applicable to our executive officers and directors for 2020 have been satisfied except for late reports by Messrs. Lasota, Littman and Solomon related to a net share settlement of 1,152, 1,283 and 9,847 shares, respectively, on May 15, 2020 which were reported on June 2, 2020 due to a clerical error.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2020, the number of shares of our common stock to be issued upon exercise of outstanding options granted under our 2020 Equity and Incentive Plan, the weighted-average exercise price of such options, and the number of shares remaining available for future issuance under the plans for all awards as of December 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by security holders	---	----	2,403,073
Equity compensation plans not approved by security holders	None	N/A	None

(1)	This number is based on the 26,207,533 shares authorized for issuance under the Company’s Equity and Incentive Plans as of December 31, 2020. As of March 31, 2021, we had 802,173 shares remaining under the equity plans, which exclude shares reserved for issuance based on certain performance criteria in existing agreements.

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

Our Board has determined that none of Mses. Dietze or Poster nor Messrs. Barth, Gonsalves, Kotler, Leibowitz or Rediker currently has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 4200(a)(15) of the NASDAQ Stock Market, Inc. Marketplace Rules.

Mr. Solomon cannot be considered an independent director under NASDAQ Stock Market rules because Mr. Solomon currently serves as our Chief Executive Officer. Therefore, the Board has determined that seven of our eight directors are independent.

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

Employment Arrangements

Kyle Solomon, the brother of Jeffrey M. Solomon, is a Managing Director of Cowen and Company and earned approximately $2,161,210 in 2020, which amount includes Kyle Solomon’s base salary, cash bonus paid in 2020 relating to 2019 and 2020 performance and approximately $202,689 of deferred cash awards and RSUs granted in prior years that vested during 2020.

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Other Matters

The following table presents the aggregate fees billed for services rendered by KPMG LLP, our independent registered public accounting firm for the fiscal years ended December 31, 2020 and December 31, 2019.

	2020	2019
Audit Fees(1)	$5,653,283	$5,222,917
Audit-Related Fees(2)	47,274	44,038
Tax Fees(3)	1,143,687	1,270,915
All Other Fees(4)	86,100	-
Total	6,930,345	$6,537,870

(1)	Audit fees reflect audit fees incurred for the Cowen Inc. integrated audit and quarterly reviews as well as the financial statement audits of its consolidated subsidiaries.

(2)	Audit-Related Fees reflect fees for attestation procedures required by local regulations for consolidated subsidiaries.

(3)	Tax fees reflect tax compliance and tax advisory services.

(4)	All Other Fees relate to non-tax advisory and consulting services.

KPMG LLP also provided services to entities affiliated with Cowen Inc. that were billed directly to those entities and, accordingly, were not included in the amounts disclosed above. These amounts included $1,317,500 and $975,213 for the audits of private equity funds, hedge funds and other fund structures within the Cowen Investment Management business for the years ended December 31, 2020 and December 31, 2019, respectively.

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

Dated: April 30, 2021

