Form 10-Q
period 2021-03-31
COWEN INC.
filed 2021-05-03
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
(646) 562-1010
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of April 30, 2021, there were 26,866,951 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in "Management's Discussion and Analysis of Financial Condition and Results of Operations") that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as "may," "might," "will," "would," "could," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "possible," "potential," "intend," "seek" or "continue," the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and the risks contained in Item 1A of this periodic report on Form 10-Q for the three months ended March 31, 2021.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three months ended March 31, 2021 and 2020. The Consolidated Financial Statements as of December 31, 2020 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
Assets	As of March 31, 2021	As of December 31, 2020
Cash and cash equivalents	$1,147,531	$645,169
Cash collateral pledged	110,303	110,743
Segregated cash	168,942	185,141
Securities owned, at fair value ($2,042,776 and $1,218,947 were pledged to various parties)	3,156,100	2,001,602
Securities purchased under agreements to resell	—	191
Receivable on derivative contracts, at fair value	95,536	51,482
Securities borrowed	1,996,757	1,908,187
Other investments ($151,933 and $133,454 at fair value, respectively)	366,783	255,027
Deposits with clearing organizations, brokers and banks	82,078	104,952
Receivable from brokers, dealers and clearing organizations, net of allowance of $640 and $885, respectively	1,920,753	1,729,744
Receivable from customers, net of allowance of $758 and $530, respectively	199,668	103,963
Fees receivable, net of allowance of $2,982 and $3,348, respectively	208,898	160,349
Due from related parties	20,921	21,068
Fixed assets, net of accumulated depreciation and amortization of $42,681 and $40,670, respectively	31,424	33,023
Operating lease right-of-use assets	77,268	78,241
Goodwill	147,084	147,084
Intangible assets, net of accumulated amortization of $27,073 and $37,884, respectively	28,116	24,403
Deferred tax asset, net	1,757	9,030
Other assets	76,921	54,884
Consolidated Funds
Cash and cash equivalents	935	417
Securities owned, at fair value	8,940	10,622
Other investments	100,035	192,670
Other assets	46	207
Total Assets	$9,946,796	$7,828,199
Liabilities, Temporary Equity and Permanent Equity
Liabilities
Securities sold, not yet purchased, at fair value	$931,082	$728,115
Securities sold under agreements to repurchase	2,546	5,036
Payable for derivative contracts, at fair value	52,125	76,160
Securities loaned	3,083,945	2,476,414
Payable to brokers, dealers and clearing organizations	488,471	415,143
Payable to customers	2,657,600	1,680,326
Commission management payable	139,621	116,987
Compensation payable	361,793	373,339
Operating lease liabilities	81,400	82,735
Notes payable and other debt	542,519	383,067
Convertible debt	81,682	80,808
Fees payable	42,915	43,833
Due to related parties	99	51
Accounts payable, accrued expenses and other liabilities	240,790	196,479
Consolidated Funds
Due to related parties	9	7
Accounts payable, accrued expenses and other liabilities	219	578
Total Liabilities	$8,706,816	$6,659,078

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
	As of March 31, 2021	As of December 31, 2020
(continued)
Commitments and Contingencies (Note 17)
Temporary Equity
Redeemable non-controlling interests	$—	$—
Permanent Equity
Cowen Inc. stockholders' equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of March 31, 2021 (aggregate liquidation preference of $120,750) and 10,000,000 shares authorized, 120,750 shares issued and outstanding as of December 31, 2020 (aggregate liquidation preference of $120,750), respectively	$1	$1
Class A common stock, par value $0.01 per share: 62,500,000 shares authorized, 50,227,804 shares issued and 26,852,331 outstanding as of March 31, 2021 and 62,500,000 shares authorized, 49,465,491 shares issued and 26,845,628 outstanding as of December 31, 2020, respectively (including 292,968 and 334,230 restricted shares, respectively)	334	334
Class B common stock, par value $0.01 per share: 62,500,000 authorized, no shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	1,151,377	1,130,138
(Accumulated deficit) retained earnings	328,930	185,901
Accumulated other comprehensive income (loss)	(3)	(7)
Less: Class A common stock held in treasury, at cost, 23,375,473 and 22,619,863 shares as of March 31, 2021 and December 31, 2020, respectively	(373,774)	(346,870)
Total Cowen Inc. Stockholders' Equity	1,106,865	969,497
Nonredeemable non-controlling interests	133,115	199,624
Total Permanent Equity	$1,239,980	$1,169,121
Total Liabilities, Temporary Equity and Permanent Equity	$9,946,796	$7,828,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
	Three Months Ended March 31,
	2021	2020
Revenues
Investment banking	$304,834	$105,028
Brokerage	173,737	141,377
Investment income (loss)
Securities principal transactions, net	63,965	(31,045)
Portfolio fund principal transactions, net	15,403	(2,818)
Carried interest allocations	96,769	(11,544)
Total investment income (loss)	176,137	(45,407)
Management fees	25,742	11,604
Incentive income	2,258	—
Interest and dividends	59,388	42,077
Reimbursement from affiliates	288	261
Insurance and reinsurance premiums	7,117	10,471
Other revenues	8,169	1,321
Consolidated Funds
Principal transactions, net	(3,349)	(73,143)
Interest and dividends	2	2,525
Other revenues	—	609
Total revenues	754,323	196,723
Interest and dividends expense	57,641	38,792
Total net revenues	696,682	157,931

Expenses
Employee compensation and benefits	388,196	124,428
Brokerage and trade execution costs	45,656	32,886
Underwriting expenses	6,915	3,640
Professional, advisory and other fees	15,460	11,039
Service fees	5,731	6,837
Communications	9,267	8,176
Occupancy and equipment	9,540	9,530
Depreciation and amortization	4,354	5,442
Client services and business development	6,848	11,803
Insurance and reinsurance claims, commissions and amortization of deferred acquisition costs	6,455	10,430
Other expenses	3,457	4,228
Consolidated Funds
Interest and dividends	—	1,252
Professional, advisory and other fees	110	990
Brokerage and trade execution costs	—	20
Other expenses	161	452
Total expenses	502,150	231,153
Other income (loss)
Net gains (losses) on other investments	12,645	(62)
Bargain purchase gain, net of tax	3,855	—
Gain/(loss) on debt extinguishment	(4,538)	—
Total other income (loss)	11,962	(62)
Income (loss) before income taxes	206,494	(73,284)
Income tax expense (benefit)	54,428	(1,173)
Net income (loss)	152,066	(72,111)

Cowen Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
	Three Months Ended March 31,
	2021	2020

(continued)
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	4,562	(62,188)
Net income (loss) attributable to Cowen Inc.	147,504	(9,923)
Preferred stock dividends	1,698	1,698
Net income (loss) attributable to Cowen Inc. common stockholders	$145,806	$(11,621)

Weighted average common shares outstanding:
Basic	27,359	28,598
Diluted	33,565	28,598
Earnings (loss) per share:
Basic	$5.33	$(0.41)
Diluted	$4.34	$(0.41)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2021		2020
Net income (loss)		$152,066		$(72,111)
Other comprehensive income (loss), net of tax:
Foreign currency translation	4		—
Total other comprehensive income (loss), net of tax		4		—
Comprehensive income (loss)		$152,070		$(72,111)
Less: Comprehensive income attributable to non-controlling interests		4,562		(62,188)
Comprehensive income (loss) attributable to Cowen Inc.		$147,508		$(9,923)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest
Balance, December 31, 2020	26,845,628	$334	120,750	$1	$(346,870)	$1,130,138	$(7)	$185,901	$969,497	$199,624	$1,169,121	$—
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	147,504	147,504	—	147,504	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	4,562	4,562	—
Foreign currency translation	—	—	—	—	—	—	4	—	4	—	4	—
Capital contributions	—	—	—	—	—	—	—	—	—	22,515	22,515	—
Capital withdrawals	—	—	—	—	—	—	—	—	—	(18,773)	(18,773)	—
Deconsolidation of entity	—	—	—	—	—	—	—	—	—	(74,813)	(74,813)	—
Common stock issuance related to 2019 acquisition	56,801	—	—	—	—	2,202	—	—	2,202	—	2,202	—
Restricted stock awards issued	705,512	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(755,610)	—	—	—	(26,904)	—	—	—	(26,904)	—	(26,904)	—
Preferred stock dividends (See Note 19)	—	—	—	—	—	—	—	(1,698)	(1,698)	—	(1,698)	—
Cash dividends to common stockholders (See Note 19)	—	—	—	—	—	—	—	(2,777)	(2,777)	—	(2,777)	—
Amortization of share-based awards	—	—	—	—	—	19,037	—	—	19,037	—	19,037	—
Balance, March 31, 2021	26,852,331	$334	120,750	$1	$(373,774)	$1,151,377	$(3)	$328,930	$1,106,865	$133,115	$1,239,980	$—

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest
Balance, December 31, 2019	28,610,357	$334	120,750	$1	$(284,301)	$1,110,635	$(5)	$(16,809)	$809,855	$94,320	$904,175	$391,275
Cumulative effect of the adoption of the new current expected credit loss standard (See Note 2d)	—	—	—	—	—	—	—	(10)	(10)	—	(10)	—
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	(9,923)	(9,923)	—	(9,923)	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	(1,198)	(1,198)	(60,990)
Capital contributions	—	—	—	—	—	—	—	—	—	88,682	88,682	118,866
Capital withdrawals	—	—	—	—	—	—	—	—	—	(43,563)	(43,563)	(131,150)
Common stock issuance related to 2019 acquisition	41,262	—	—	—	—	618	—	—	618	—	618	—
Restricted stock awards issued	591,763	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(1,615,265)	—	—	—	(20,891)	—	—	—	(20,891)	—	(20,891)	—
Preferred stock dividends (See Note 19)	—	—	—	—	—	—	—	(1,698)	(1,698)	—	(1,698)	—
Cash dividends to common stockholders (See Note 19)	—	—	—	—	—	—	—	(1,429)	(1,429)	—	(1,429)	—
Amortization of share-based awards	—	—	—	—	—	8,281	—	—	8,281	—	8,281	—
Balance, March 31, 2020	27,628,117	$334	120,750	$1	$(305,192)	$1,119,534	$(5)	$(29,869)	$784,803	$138,241	$923,044	$318,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$152,066	$(72,111)
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Bargain purchase gain, net of tax	(3,855)	—
Depreciation and amortization	4,354	5,442
Amortization of debt issuance costs	480	334
Amortization of debt discount (premium)	776	1,109
Noncash lease expense	(362)	(1,200)
(Gain) / loss on extinguishment of debt	3,890	—
Share-based compensation	19,037	8,281
Change in deferred taxes	5,913	(1,682)
Contingent liability adjustment	(614)	—
Purchases of securities owned, at fair value	(269,073)	(749,807)
Proceeds from sales of securities owned, at fair value	271,314	845,779
Proceeds from sales of securities sold, not yet purchased, at fair value	63,511	416,453
Payments to cover securities sold, not yet purchased, at fair value	(58,346)	(334,068)
Proceeds from other investments	16,995	15,693
Investment Income (loss) principal transactions, net	(158,833)	38,039
Consolidated Funds
Purchases of securities owned, at fair value	—	(1,024,733)
Proceeds from sales of securities owned, at fair value	2,687	991,096
Purchases of other investments	—	(1,240)
Proceeds from other investments	14,130	6,669
Investment Income (loss) principal transactions, net	3,143	74,071
(Increase) decrease in operating assets:
Securities owned, at fair value, held at broker-dealer	(1,112,154)	713,313
Receivable on derivative contracts, at fair value	(44,054)	(20,889)
Securities borrowed	(88,570)	(216,989)
Deposits with clearing organizations, brokers and banks	22,874	(40,193)
Receivable from brokers, dealers and clearing organizations	(191,009)	(91,622)
Receivable from customers, net of allowance	(95,705)	(87,362)
Fees receivable, net of allowance	(46,170)	(30,723)
Due from related parties	440	1,947
Other assets	(9,344)	(6,919)
Consolidated Funds
Cash and cash equivalents	(6,138)	(8,847)
Receivable on derivative contracts, at fair value	(2,917)	(11,459)
Receivable from brokers	—	5,296
Other assets	13	(94)
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	187,749	15,925
Securities sold under agreement to repurchase	(2,490)	34,176
Payable for derivative contracts, at fair value	(24,035)	11,624
Securities loaned	607,531	(604,072)
Payable to brokers, dealers and clearing organizations	73,328	59,078
Payable to customers	977,274	58,590
Commission management payable	22,634	41,068
Compensation payable	(17,809)	(156,333)
Fees payable	(918)	(378)
Due to related parties	48	—
Accounts payable, accrued expenses and other liabilities	41,793	23,974
Consolidated Funds
Contributions received in advance	—	150
Payable to brokers	—	399
Payable for derivative contracts, at fair value	—	13,297

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Three Months Ended March 31,
	2021	2020

(continued)
Due to related parties	—	(581)
Accounts payable, accrued expenses and other liabilities	(359)	382
Net cash provided by / (used in) operating activities	359,225	(79,117)
Cash flows from investing activities:
Securities purchased under agreement to resell	191	—
Purchases of other investments	(29,117)	(17,650)
Purchase of business (See Note 3)	2,109	—
Proceeds from sales of other investments	31,267	12,059
Purchase of fixed assets and intangibles	(1,643)	(2,485)
Net cash provided by / (used in) investing activities	2,807	(8,076)
Cash flows from financing activities:
Deferred debt issuance cost	(6,467)	—
Borrowings on notes and other debt	301,490	62,812
Repayments on notes and other debt	(139,737)	(933)
Purchase of treasury stock	(20,629)	(18,018)
Cash dividends paid	(2,313)	(1,168)
Preferred dividends paid	(1,698)	(1,698)
Contingent liability payment	(10,698)	(782)
Capital contributions by non-controlling interests in operating entities	3,498	286
Capital withdrawals to non-controlling interests in operating entities	(2,348)	(462)
Consolidated Funds
Capital contributions by non-controlling interests in Consolidated Funds	19,017	207,263
Capital withdrawals to non-controlling interests in Consolidated Funds	(16,424)	(166,238)
Net cash provided by / (used in) financing activities	123,691	81,062
Change in cash and cash equivalents	485,723	(6,131)
Cash and cash equivalents, including cash collateral pledged and segregated cash, beginning of period	941,053	415,014
Cash and equivalents at end of period:
Cash and cash equivalents	1,147,531	270,079
Cash collateral pledged	110,303	7,538
Segregated cash	168,942	131,266
Cash and cash equivalents, including cash collateral pledged and segregated cash, end of period	$1,426,776	$408,883
Supplemental information
Cash paid during the year for interest	$65,259	$29,560
Cash paid during the year for taxes	$8,087	$950
Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (See Note 19)	$6,245	$2,825
Preferred stock dividends declared (See Note 19)	1,698	1,698
Cash dividends declared (See Note 19)	2,777	1,429
Net assets (liabilities) acquired upon acquisition (net of cash)	3,107	—
Net decrease in non-controlling interests in Consolidated Fund due to deconsolidation of Consolidated Fund (See Note 2)	74,813	—
Common stock issuance in relation to acquisition (See Note 3)	2,202	618
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
The Op Co segment consists of four divisions: the Investment Banking division, the Markets division, the Research division and the Cowen Investment Management ("CIM") division. The Company refers to the Investment Banking division, the Markets division and the Research division combined as its investment banking businesses. Op Co's investment banking businesses offer advisory and global capital markets origination, domain knowledge-driven research, sales and trading platforms for institutional investors, global clearing, commission management services and also a comprehensive suite of prime brokerage service. Sectors covered by Op Co's investment banking business include healthcare, technology, media and telecommunications, consumer, industrials, technology enabled services, and energy. Op Co’s CIM division includes advisers to investment funds (including private equity structures and privately placed hedge funds) and registered funds. The Company has also invested capital in its insurance and reinsurance businesses.
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
The accompanying condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"). Certain footnote disclosures included in the 2020 Form 10-K have been condensed or omitted from the accompanying condensed financial statements as they are not required for interim reporting under US GAAP or are insignificant to the interim reporting period.
During the first quarter of 2021, the Company changed the presentation of certain income streams on its condensed consolidated statements of operations by moving the income streams from Other income - net gains (losses) on securities, derivatives and other investments to Revenues. Additionally, the Company moved proprietary trading gains and losses generated by the Company’s broker dealer entities from Brokerage revenue to Investment income (loss) – securities principal transactions, net. The specified presentation changes included the following:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

From	To	Income Streams
Other income - net gains (losses) on securities, derivatives and other investments	Investment income (loss) – securities principal transactions, net	proprietary trading gains and losses generated outside of the Company’s broker-dealer entities
Other income - net gains (losses) on securities, derivatives and other investments	Investment income (loss) – portfolio fund principal transactions, net	gains and losses from portfolio funds
Other income - net gains (losses) on securities, derivatives and other investments	Investment income (loss) – carried interest allocations	carried interest allocations
Other income - net gains (losses) on securities, derivatives and other investments	Other revenue	net gains and losses on foreign currency transactions
Brokerage revenue	Investment income (loss) – securities principal transactions, net	proprietary trading gains and losses generated by the Company’s broker-dealer entities
Other income – Consolidated Funds – net realized and unrealized gains (losses) on investments and other transactions and other income – Consolidated Funds – net realized and unrealized gains (losses) on derivatives	Consolidated Funds – principal transactions, net	proprietary trading gains and losses generated from the Consolidated Funds
Other income – Consolidated Funds – net gains (losses) on foreign currency transactions	Consolidated Funds – other revenue	net gains and losses on foreign currency transactions generated by the Consolidated Funds
The Company believes that these presentation changes provide a better representation of the Company’s operating results as it is used by management to monitor the Company’s financial performance and is consistent with industry practice. The changes in presentation have no impact on net income and prior period amounts have been recast to reflect such changes in presentation.
b.    Principles of consolidation
The Company consolidates all entities that it controls through a majority voting interest or otherwise, including those investment funds in which the Company either directly or indirectly has a controlling financial interest. In addition, the Company consolidates all variable interest entities for which it is the primary beneficiary.
The Company consolidates two and three investment funds for which it acts as the managing member/general partner and investment manager as of March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, the Company consolidated the following investment funds: Ramius Enterprise LP (“Enterprise LP”) and Cowen Private Investments LP ("Cowen Private"). At December 31, 2020, the Company consolidated the following investment funds: Enterprise LP, Cowen Private, and Cowen Sustainable Investments I LP ("CSI I LP"). These funds are referred to as each a "Consolidated Fund" and collectively the "Consolidated Funds".
During the first quarter of 2021, the Company deconsolidated CSI I LP due the Company's portion being diluted through a capital equalization event. During the second quarter of 2020, the Company deconsolidated Ramius Merger Fund LLC (the "Merger Fund") and UCITS Fund ("UCITS Fund") due to a partial redemption of the Company’s direct portfolio fund investment in Merger Fund and a partial termination of the notional value of UCITS Fund units referenced in a total return swap with a third party. The Company continues to hold a direct retained portfolio fund investment in the Merger Fund and CSI I LP and continues to have economic exposure to the returns of UCITS Fund through a total return swap with a third party. Merger Fund, CSI I LP and UCITS Fund continue to be related parties of the Company after deconsolidation. CSI I Golden Holdco LP ("Golden HoldCo") and CSI I Prodigy Holdco LP ("Prodigy HoldCo") were consolidated through November 2020 when the Company raised additional capital within the sustainable investing strategy that diluted the Company's direct and indirect ownership. As a result, the Company's direct and indirect ownership in Golden Holdco and Prodigy Holdco is no longer expected to be significant to either entity and the entities were deconsolidated.
The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a Voting Operating Entity ("VOE") or a Variable Interest Entity ("VIE") under US GAAP.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
The Company determines whether it is the primary beneficiary of a VIE upon its initial involvement with the VIE and reassesses whether it is the primary beneficiary on an ongoing basis as long as it has any continuing involvement with the VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of March 31, 2021, the total assets and total liabilities of the consolidated VIEs were $243.3 million and $8.0 million, respectively. As of December 31, 2020, the total assets and total liabilities of the consolidated VIEs were $325.5 million and $10.1 million, respectively. The deconsolidation of one Consolidated Fund decreased the overall VIEs net assets. The VIEs act as investment managers and/or investment companies that may be managed by the Company or the Company may have equity interest in those investment companies. The VIEs are financed through their operations and/or loan agreements with the Company.
In the ordinary course of business, the Company also sponsors various other entities that it has determined to be VIEs. These VIEs are primarily investment funds for which the Company serves as the general partner, managing member and/or investment manager with decision-making rights.
The Company does not consolidate the real estate funds that are VIEs due to the Company's conclusion that it is not the primary beneficiary of these funds in each instance. Investment fund investors are entitled to all of the economics of these VIEs with the exception of the management fee and incentive income, if any, earned by the Company. The Company has equity interests in the funds as both a general partner and a limited partner. In these instances the Company has concluded that the variable interests are not potentially significant to the VIE. Although the Company may advance amounts and pay certain expenses on behalf of the investment funds that it considers to be VIEs, it does not provide, nor is it required to provide, any type of substantive financial support to these entities outside of regular investment management services. (see Note 6 for additional disclosures on VIEs).
Equity Method Investments—For operating entities over which the Company exercises significant influence but which do not meet the requirements for consolidation as outlined above, the Company uses the equity method of accounting. The Company's investments in equity method investees are recorded in other investments in the accompanying condensed consolidated statements of financial condition. The Company's share of earnings or losses from equity method investees is included in Net gains (losses) on other investments in the accompanying condensed consolidated statements of operations.
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other than temporary.
Other—If the Company does not consolidate an entity or apply the equity method of accounting, the Company accounts for such entities (primarily, all securities of such entity which are bought and held principally for the purpose of selling them in the near term as trading securities), at fair value with unrealized gains (losses) resulting from changes in fair value reflected within Investment income (loss) - Securities principal transactions, net or Investment income (loss) - portfolio fund investment income (loss) in the accompanying condensed consolidated statements of operations.
Retention of Specialized Accounting—The Consolidated Funds and certain other consolidated companies are investment companies and apply specialized industry accounting. The Company reports its investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within Consolidated Funds - Principal transactions, net in the accompanying condensed consolidated statements of operations.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Accordingly, the accompanying condensed consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company.
Certain portfolio fund investments qualify as equity method investments and are investment companies that apply specialized industry accounting. In applying equity method accounting guidance, the Company retains the specialized accounting of the investees and reports its investments on the condensed consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within Investment Income - portfolio fund principal transactions, net in the accompanying condensed consolidated statements of operations.
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
c.    Use of estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with US GAAP requires the management of the Company to make estimates and assumptions that affect the fair value of securities and other investments, the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the accompanying condensed consolidated financial statements, as well as the accounting for goodwill and identifiable intangible assets and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.
d.    Allowance for credit losses
The Company measures the allowance for credit losses in accordance with adopted ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”), which. ASC 326 impacts the prescribes the impairment model for certain financial assets measured at amortized cost by requiring a current expected credit loss ("CECL") methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. Under the accounting update guidance, the Company has the ability to determine there are no expected credit losses in certain circumstances (e.g., based on collateral arrangements or based on the credit quality of the borrower or issuer).
The Company applies the guidance in ASC 326 to securities borrowed and fees and other receivables carried at amortized cost (including, but not limited to, receivables related to securities transactions, corporate finance and syndicate receivables, management fees and incentive fees receivable).
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
iii. Equity Method Investments—For operating entities over which the Company exercises significant influence but which do not meet the requirements for consolidation as outlined above, the Company applies the equity method of accounting. The Company's investments in equity method investees are recorded in other investments in the accompanying condensed consolidated statements of financial condition. The Company's share of earnings or losses from equity method investees is included in Net gains (losses) on other investments in the accompanying condensed consolidated statements of operations.
See Notes 6 and 7 for further information regarding the Company's investments, including equity method investments and fair value measurements.
f.    Offsetting of derivative contracts
To reduce credit exposures on derivatives, the Company may enter into master netting agreements with counterparties that permit the Company the right, in the event of a default by a counterparty, to offset the counterparty’s rights and obligations under the agreement and to liquidate and offset any collateral against any net amount owed by the counterparty. Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) in the condensed consolidated statements of financial condition when a legal right of offset exists under an enforceable netting agreement. Additionally, derivatives are reported net of cash collateral received and posted under enforceable credit support agreements in the condensed consolidated statements of financial position, provided a legal right of offset exists. See Notes 6 for further information about offsetting of derivative financial instruments.
g.    Receivable from and payable to brokers
Receivable from brokers, dealers, and clearing organizations includes amounts receivable for securities failed to deliver by the Company to a purchaser by the settlement date, amounts receivable from broker-dealers and clearing organizations, commissions receivable from broker-dealers, and interest receivable from securities financing arrangements and are reported net of an allowance for credit losses.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
h.    Receivable from and payable to customers
Receivable from customers includes amounts owed by customers on cash and margin transactions, recorded on a settlement-date basis and prepaid research, net of allowance for credit losses. For prepaid research, a prepaid research asset is established for research and related services disbursed in advance of anticipated client commission volumes.
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
Management and incentive fees are earned as the managing member, general partner and/or investment manager to the Company's investment funds and are recognized in accordance with appropriate revenue recognition guidance (see Note 2n).
j.    Securities financing arrangements
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
Fees and interest received or paid are recorded in interest and dividends income and interest and dividends expense, respectively, on an accrual basis in the accompanying condensed consolidated statements of operations. In cases where the fair value basis of accounting is elected, any resulting change in fair value would be reported in Investment Income - Securities principal transactions, net in the accompanying condensed consolidated statements of operations. Accrued interest income and expense are recorded in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, on an accrual basis in the accompanying condensed consolidated statements of financial condition. At March 31, 2021 and December 31, 2020, the Company did not have any securities lending transactions for which fair value basis of accounting was elected.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
counterparties are unable to fulfill their contractual obligations. The Company mitigates its credit risk by continuously monitoring its credit exposure and collateral values by demanding additional collateral or returning excess collateral in accordance with the netting provisions available in the master repurchase contracts in place with the counterparties.
Interest paid is recorded in interest and dividends expense in accordance with US GAAP and market convention for the imputation of interest on repurchase agreement transactions on an accrual basis in the accompanying condensed consolidated statements of operations. In cases where the fair value basis of accounting is elected, any resulting change in fair value would be reported in Investment Income - Securities principal transactions, net in the accompanying condensed consolidated statements of operations. At March 31, 2021 and December 31, 2020, the Company did not have any repurchase agreements for which fair value basis of accounting was elected.
l.    Goodwill and intangible assets
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
n.    Revenue recognition
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
are identified; when to recognize revenue based on the appropriate measure of the Company's progress under the contract; and whether constraints on variable consideration should be applied due to uncertain future events.
The Company's principal sources of revenue are generated within two segments. The Op Co segment generates revenue through five principal sources: investment banking revenue, brokerage revenue, management fees, investment income (loss) and incentive income. Investment income is excluded from ASC Topic 606. The Asset Co segment generates revenue through investment income (loss), management fees and incentive income. Investment income is excluded from ASC Topic 606. Revenue from contracts with customers includes management fees, incentive income, investment banking revenue and brokerage services revenue excluding principal transactions. ASC Topic 606 does not apply to revenue associated with financial instruments, interest income and expense, leasing and insurance contracts. The following is a description of principal activities, from which the Company generates its revenue. For more detailed information about reportable segments, see Note 22.
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
Investment Income
Investment income (loss) consists of securities principal transactions, net, portfolio fund principal transactions, net and carried interest allocations. Investment income is excluded from ASC Topic 606
• Securities principal transactions, net. Principal transactions, net includes realized gains and losses from transactions in financial instruments and unrealized gains and losses from ongoing changes in the fair value of the Company’s positions.
Principal transactions, net generated by the Company's broker-dealers include net trading gains and losses from the Company's market-making activities in over-the-counter equity and fixed income securities, trading of convertible securities, and trading gains and losses on inventory and other Company positions, which include securities previously received as part of investment banking transactions. In certain cases, the Company provides liquidity to clients by buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a short duration.
With respects to the Company's proprietary trading strategies, purchases and sales of securities, net of commissions, derivative contracts, and the related revenues and expenses are recorded on a trade-date basis with net trading gains and losses included as a component of Investment income - Securities principal transactions, net, in the accompanying condensed consolidated statements of operations.
•Portfolio Fund principal transactions, net. Portfolio funds include interests in private investment partnerships, foreign investment companies and other collective investment vehicles which may be managed by the Company or its affiliates. The Company applies the practical expedient provided by the US GAAP fair value measurements and disclosures guidance relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). The practical expedient permits an entity holding investments in certain entities that either are investment companies or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy. Realized and unrealized gains (losses) resulting from changes in NAV per share are reflected within Investment income – portfolio fund principal transactions, net in the accompanying condensed consolidated statements of operations.
•Carried interest allocations. The Company is allocated carried interest based on net profits (as defined in the respective investment management or partnership agreement) related to certain of the Company's private equity investment funds. For the private equity and debt fund products the Company offers, the carried interest earned is typically up to 30% of the distributions made to investors after return of their contributed capital and generally a preferred return. The Company recognizes carried interest allocated to the Company under an equity ownership model as investment income - carried interest allocations in the accompanying condensed consolidated statements of operations accordance with ASC Topic 323. Under the equity method of accounting the Company recognizes its allocations of incentive income or carried interest within Investment Income - Carried interest allocations in the accompanying condensed consolidated statements of operations along with the allocations proportionate to the Company's ownership interests in the investment funds.
Generally, carried interest is earned after the investor has received a full return of its invested capital, plus a preferred return. However, for certain private equity structures, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These private equity structures are generally subject to a potential clawback of these incentive fees upon the liquidation of the private equity structure if the investor has not received a full return of its invested capital plus the preferred return thereon.
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
Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management or partnership agreement) related to certain of the Company's investment funds and managed accounts.  The incentive income is charged to the investment funds in accordance with their corresponding investment management or partnership agreement. For the hedge funds the Company offers, incentive income earned is typically up to 20% (in certain cases on performance in excess of a benchmark) of the net profits earned for the full year that are attributable to each fee-paying investor.
The Company recognizes incentive income charged to the Company's hedge funds based on the net profits of the hedge funds. The Company recognizes such incentive income when the fees are no longer subject to reversal or are crystallized. For

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
certain  hedge funds, the incentive fee crystallizes annually when the high-water mark for such hedge funds is reset, which delays recognition of the incentive fee until year end. In periods following a period of a net loss attributable to an investor, the Company generally does not earn incentive income on any future profits attributable to such investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a "high-water mark." Generally, incentive income is earned after the investor has received a full return of its invested capital, plus a preferred return.
Consolidated Funds – principal transaction, net
Purchases and sales of securities, net of commissions, derivative contracts, and the related revenues and expenses are recorded on a trade-date basis with net trading gains and losses included as a component of Consolidated Funds - Principal transactions, net in the accompanying condensed consolidated statements of operations.
Certain of the Companies Consolidated Funds invest in other investment funds for which the Company applies the practical expedient provided by the US GAAP fair value measurements and disclosures guidance relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). The practical expedient permits an entity holding investments in certain entities that either are investment companies or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy. Realized and unrealized gains (losses) resulting from changes in NAV per share are reflected within Consolidated Funds – Principal transaction, net.
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
Insurance and reinsurance
    Premiums for insurance and reinsurance contracts are earned over the coverage period. In most cases, premiums are recognized as revenues ratably over the term of the contract with unearned premiums computed on a monthly basis. For each of its contracts, the Company determines if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with US GAAP. If the Company determines that a contract does not expose it to a reasonable possibility of a significant loss from insurance risk, the Company records the contract under the deposit method of accounting with any net amount receivable reflected as an asset in other assets, and any net amount payable reflected as a liability within accounts payable, accrued expenses and other liabilities on the condensed consolidated statements of financial condition.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
commissions and allowances as well as certain costs of policy issuance and underwriting and are included within other assets in the condensed consolidated statements of financial condition.
All of the items above are reported net of any Outward Reinsurance (see Note 14), which is determined as the portion of the Company’s premiums, liabilities for losses and loss adjustment expenses, provisions for losses and loss adjustment expenses, and costs of acquiring new policies that are ceded to providers of such Outward Reinsurance pursuant to their terms and conditions. These ceded amounts are calculated based on the same principles outlined above.
Interest and dividends expense
Interest and dividends expense relates primarily to securities finance activities, trading activity with respect to the Company's investments and interest expense on debt.
o.    Income taxes
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
In accordance with federal and state tax laws, the Company and its subsidiaries file consolidated federal, state, and local income tax returns as well as stand-alone state and local tax returns. The Company also has subsidiaries that are residents in foreign countries where tax filings have to be submitted on a stand-alone or combined basis. These subsidiaries are subject to taxes in their respective countries and the Company is responsible for and therefore reports all taxes incurred by these subsidiaries in the condensed consolidated statements of operations. The foreign jurisdictions where the Company owns subsidiaries and has tax filing obligations are the United Kingdom, Luxembourg, Malta, Gibraltar, Germany, Switzerland, South Africa, Canada and Hong Kong.
p.    Recent pronouncements
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
In August 2018, the FASB issued guidance prescribing targeted improvements to financial services – insurance industry accounting guidance for long-duration contracts. The new guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of deferred acquisition costs for virtually all long-duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. For all entities, the guidance is effective for reporting periods beginning after December 15, 2022 and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact of the new guidance.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
3. Acquisition
Malta Holdings
On February 26, 2021 (the "Malta Holdings Acquisition Date"), the Company, through its indirect wholly owned subsidiary, Cowen Malta Holdings Ltd. (“Malta Holdings”), completed the acquisition of all of the outstanding equity interest of Axeria Insurance Limited (the “Acquisition"), an insurance company organized under the laws of Malta whose principal business activity is to provide insurance coverage to third parties (See Note 14). Axeria Insurance Limited was renamed Cowen Insurance Company Ltd (“Cowen Insurance Co”) upon acquisition. The Acquisition was completed for a combination of cash and deferred consideration. In the aggregate, the purchase price, assets acquired, and liabilities assumed were not significant and near-term impact to the Company and its consolidated results of operations and cash flows is not expected to be significant.
The aggregate estimated purchase price of the Acquisition was $12.7 million. On the Malta Holdings Acquisition Date, the Company paid upfront consideration of $12.5 million, with additional deferred consideration of $0.2 million. The deferred consideration liability is included within accounts payable, accrued expenses and other liabilities on the consolidated statements of financial condition.
The Acquisition was accounted for under the acquisition method of accounting in accordance with US GAAP. As such, the results of operations of the business acquired is included in the accompanying condensed consolidated statements of operations since the date of the Acquisition and the assets acquired, liabilities assumed recorded at their fair values within their respective line items on the accompanying condensed consolidated statement of financial condition. The Company has recognized a bargain purchase gain of $5.2 million related to the Acquisition and is shown net of associated tax of $1.3 million in the consolidated statement of operations. The bargain purchase gain is primarily driven by the recognition of the customer relationships intangible asset and a contractual discount on the closing equity balance at the Malta Holdings Acquisition Date. Additionally, following the Acquisition, the business acquired is included in the Cowen Investment Management reporting unit within the Operating Company segment.
The table below summarizes the preliminary purchase price allocation of net tangible and intangible assets acquired and liabilities assumed as of February 26, 2021:

(dollars in thousands)
Cash	$14,844
Securities owned, at fair value	1,571
Fixed assets	30
Intangible assets	4,794
Other assets	12,828
Compensation payable	(17)
Other liabilities	(16,099)
Total net identifiable assets acquired and liabilities assumed	17,951
Bargain purchase gain	(5,216)
Total estimated purchase price	$12,735
As of the Malta Holdings Acquisition Date, the estimated fair value of the Company's intangible assets, which are primarily broker relationships, was $4.6 million and had a weighted average useful life of 10 years. The licenses of $0.2 million has indefinite life. Amortization expense for the three months ended March 31, 2021 was insignificant.
As of March 31, 2021, the estimated amortization expense related to these intangible assets in future periods is as follows:

(dollars in thousands)
2021	$343
2022	458
2023	458
2024	458
2025	458
Thereafter	2,365
$4,540
In addition to the purchase price consideration, for the three months ended March 31, 2021, the Company had incurred acquisition-related expenses of $0.2 million, including financial advisory, legal and valuation services, which are included in professional, advisory and other fees in the accompanying condensed consolidated statements of operations.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
4. Cash Collateral Pledged
As of March 31, 2021 and December 31, 2020, the Company pledged cash collateral in the amount of $3.5 million and $4.0 million respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston and San Francisco. The Company also has pledged cash collateral for reinsurance agreements which amounted to $106.8 million, as of March 31, 2021, and $106.8 million, as of December 31, 2020, which are expected to be released periodically as per the terms of the reinsurance policy between June 30, 2021 and March 31, 2024 (see Notes 14 and 18).
As of March 31, 2021, the Company has the following irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
New York	$215	April 2022
New York	$1,424	October 2022
New York	$1,252	November 2021
Boston	$194	March 2028
San Francisco	$458	October 2025
	$3,543
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of March 31, 2021 and December 31, 2020 there were no amounts due related to these letters of credit.
5. Segregated Cash
As of March 31, 2021 and December 31, 2020, cash segregated in compliance with federal regulations and other restricted deposits of $168.9 million and $185.1 million, respectively, consisted of cash deposited in Special Reserve Bank Accounts for the exclusive benefit of customers under SEC Rule 15c3-3 and cash deposited in Special Reserve Bank Accounts for the exclusive benefit of Proprietary Accounts of Broker-Dealers ("PAB") under SEC Rule 15c3-3.
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
As of March 31, 2021 and December 31, 2020, securities owned, at fair value consisted of the following:

	As of March 31, 2021	As of December 31, 2020
	(dollars in thousands)
Common stock	$2,934,604	$1,770,301
Preferred stock	66,853	69,358
Warrants and rights	30,961	27,701
Government bonds	19,671	19,721
Corporate bonds	81,460	86,503
Convertible bonds	3,137	6,040
Term loan (*)	12,424	12,623
Trade claims (*)	5,905	8,713
Private investments	1,085	642
	$3,156,100	$2,001,602
(*)The Company has elected the fair value option for securities owned, at fair value with a fair value of $5.9 million and $8.8 million, respectively, at March 31, 2021 and December 31, 2020.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Receivable on and Payable for derivative contracts, at fair value
The Company predominantly enters into derivative transactions to satisfy client needs and to manage its own exposure to market and credit risks resulting from its trading activities. The Company’s direct exposure to derivative financial instruments includes futures, currency forwards, equity swaps, credit default swaps and options.. The Company's derivatives trading activities expose the Company to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, counterparty risk, foreign currency movements and changes in the liquidity of markets.
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of March 31, 2021		As of December 31, 2020
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Currency forwards	$132,960	$384	$4,902	$15
Swaps	$1,746,919	142,266	$944,544	64,634
Options other (a)	163,622	42,124	371,188	49,102
Netting - swaps (b)		(89,238)		(62,269)
		$95,536		$51,482

Payable for derivative contracts	As of March 31, 2021		As of December 31, 2020
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Currency forwards	$1,990	$16	$123,346	$3,067
Swaps	$1,603,710	82,391	$896,863	43,560
Options other (a)	130,627	31,524	198,320	66,566
Netting - swap (b)		(61,806)		(37,033)
		$52,125		$76,160
(a) Includes the volume of contracts for index, equity, commodity future and cash conversion options.
(b) Derivatives are reported on a net basis, by counterparty, when a legal right of offset exists under an enforceable netting agreement as well as net of cash collateral received or posted under enforceable credit support agreements. See Note 2f for further information on offsetting of derivative financial instruments.
The following tables present the gross and net derivative positions and the related offsetting amount, as of March 31, 2021 and December 31, 2020. This table does not include the impact of over-collateralization.

		Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition
	Gross amounts recognized			Financial instruments (a)	Cash Collateral pledged (a)	Net amounts
	(dollars in thousands)
As of March 31, 2021
Receivable on derivative contracts, at fair value	$184,774	$89,238	$95,536	$2,694	$48,448	$44,394
Payable for derivative contracts, at fair value	113,931	61,806	52,125	2,694	1,124	48,307

As of December 31, 2020
Receivable on derivative contracts, at fair value	$113,751	$62,269	$51,482	$691	$169	$50,622
Payable for derivative contracts, at fair value	113,193	37,033	76,160	691	3,174	72,295
(a)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The realized and unrealized gains/(losses) related to derivatives trading activities were $35.5 million and $28.8 million for the three months ended March 31, 2021 and 2020, respectively, and are included in Investment income - Securities principal transactions, net in the accompanying condensed consolidated statements of operations. The net gains (losses) on derivative contracts in the table above are one of a number of activities comprising the Company's business activities and are calculated before consideration of economic hedging transactions, which generally offset the net gains (losses) included above.
Pursuant to the various derivatives transactions discussed above, except for exchange traded derivatives and certain options, the Company is required to post/receive collateral. These amounts are recognized in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations respectively. As of March 31, 2021 and December 31, 2020, all derivative contracts were with major financial institutions.
Other investments
As of March 31, 2021 and December 31, 2020, other investments included the following:

	As of March 31, 2021	As of December 31, 2020
	(dollars in thousands)
Portfolio funds, at fair value (1)	$151,933	$133,454
Carried interest (2)	180,352	82,892
Equity method investments (3)	34,498	38,681
	$366,783	$255,027
(1) Portfolio funds, at fair value
The portfolio funds, at fair value as of March 31, 2021 and December 31, 2020, included the following:

	As of March 31, 2021	As of December 31, 2020
	(dollars in thousands)
Starboard Value and Opportunity Fund LP (c)(*)	$46,008	$42,519
Formation8 Partners Fund I, L.P. (f)	33,408	31,894
Cowen Healthcare Investments II LP (i) (*)	26,733	26,186
Lagunita Biosciences, LLC (d)	3,785	3,850
Eclipse Ventures Fund I, L.P. (b)	4,804	4,457
HealthCare Royalty Partners II LP (a)(*)	1,605	1,588
HealthCare Royalty Partners LP (a)(*)	1,035	1,072
Starboard Leaders Fund LP (e)(*)	2,328	2,020
Eclipse SPV I, LP (j)(*)	1,809	1,708
Ramius Merger Fund LLC (m)(*)	2,252	2,197
TriArtisan ES Partners LLC (k)(*)	1,848	1,657
Cowen Healthcare Investments III LP (i)(*)	7,717	5,714
TriArtisan PFC Partners LLC (l)(*)	760	691
Starboard Value and Opportunity Fund Ltd (c) (*)	2,556	2,364
Eclipse Ventures Fund II, L.P. (b)	1,910	1,733
Eclipse Continuity Fund I, L.P. (b)	1,252	1,101
Cowen Sustainable Investments I LP (i)(*)	9,299	—
Difesa Partners, LP (h)	985	848
BDC Fund I Coinvest 1, L.P. (n)	1,250	1,250
Other private investment (o)(*)	311	326
Other affiliated funds (p)(*)	278	279
	$151,933	$133,454
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
(i)Cowen Healthcare Investments II LP, Cowen Healthcare Investments III LP and Cowen Sustainable Investments I LP are private equity funds.  Distributions are made from the fund when cash flows or securities are received from the underlying investments. Investors do not have redemption rights.
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
(2)Carried interest
The Company applies an accounting policy election to recognize incentive income allocated to the Company under an equity ownership model in other investments in the accompanying condensed consolidated statements of financial condition (see Note 2n). Carried interest allocated to the Company from certain portfolio funds represents Cowen's general partner capital accounts from those funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds. All carried interest balances are earned from affiliates of the Company.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The carried interest as of March 31, 2021 and December 31, 2020, included the following:

	As of March 31, 2021	As of December 31, 2020
	(dollars in thousands)
Cowen Healthcare Investments II LP	$73,415	$62,112
Cowen Healthcare Investments III LP	31,034	11,520
Cowen Sustainable Investments I LP	13,581	—
Cowen Sustainable Investments Offshore I LP	17,944	—
CSI I Prodigy Co-Investment LP	6,617	—
CSI PRTA Co- Investment LP	26,242	—
TriArtisan TGIF Partners LLC	3,689	3,361
TriArtisan ES Partners LLC	4,514	3,152
TriArtisan PFC Partners LLC	2,329	1,455
Ramius Multi-Strategy Fund LP	638	734
Ramius Merger Fund LLC	162	368
RCG IO Renergys Sarl	187	190
	$180,352	$82,892

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
The Company completed assessments of the recoverability of the Company's equity method investments and determined that the carrying value of the investment in Surf House Ocean View Holdings, LLC exceeded the estimated fair value of the Company's interest, which was other than temporary. There were no impairment charges for the three months ended March 31, 2021. An other than temporary impairment charge of $7.3 million for the three months ended March 31, 2020 was recognized to reduce the carrying value of the investment to fair value, which was subsequently completely impaired at the end of 2020. Impairment charges are included in net gains (losses) on other investments on the accompanying condensed consolidated statements of operations.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes equity method investments held by the Company:

	As of March 31, 2021	As of December 31, 2020
	(dollars in thousands)
Starboard Value LP	$27,769	$31,528
HealthCare Royalty GP III, LLC	2,221	2,213
RCG Longview Management, LLC	268	268
HealthCare Royalty GP, LLC	442	920
HealthCare Royalty GP II, LLC	272	269
RCG Longview Debt Fund IV Management, LLC	331	331
RCG Longview Equity Management, LLC	105	105
HCR Stafford Fund GP, LLC	1,159	1,025
Liberty Harbor North	222	222
Other	1,709	1,800
	$34,498	$38,681
The Company's income (loss) from equity method investments was income of $12.6 million and a loss of $0.06 million for the three months ended March 31, 2021 and 2020, respectively, and is included in net gains (losses) on other investments on the accompanying condensed consolidated statements of operations.
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying condensed consolidated statements of financial condition. As of March 31, 2021 and December 31, 2020, securities sold, not yet purchased, at fair value consisted of the following:

	As of March 31, 2021	As of December 31, 2020
	(dollars in thousands)
Common stock	$918,021	$699,894
Corporate bonds	453	11,358
Government bonds	522	1,500
Preferred stock	7,567	6,589
Warrants and rights	4,519	8,774
	$931,082	$728,115
Securities purchased under agreements to resell/securities sold under agreements to repurchase and securities lending and borrowing transactions
The following tables present the contractual gross and net securities borrowing and lending agreements and securities sold under agreements to repurchase and the related offsetting amount as of March 31, 2021 and December 31, 2020.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

				Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
	Gross amounts recognized, net of allowance	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Additional Amounts Available	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of March 31, 2021
Securities borrowed	$1,996,757	$—	$1,996,757	$—	$1,970,665	$—	$26,092
Securities loaned	3,083,945	—	3,083,945	—	3,100,800	—	(16,855)
Securities sold under agreements to repurchase	2,546	—	2,546	—	2,759	—	(213)

As of December 31, 2020
Securities borrowed	$1,908,187	$—	$1,908,187	$—	$1,809,399	$—	$98,788
Securities loaned	2,476,414	—	2,476,414	—	2,383,342	—	93,072
Securities purchased under agreements to resell	191	—	191	—	204	—	(13)
Securities sold under agreements to repurchase	5,036	—	5,036	—	5,544	—	(508)
(a)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(b)Includes the amount of cash collateral held/posted.
The following tables present gross obligations for securities loaned and securities sold under agreements to repurchase by remaining contractual maturity and class of collateral pledged as of March 31, 2021 and December 31, 2020:

	Open and Overnight	Up to 30 days	31 - 90 days	Greater than 90 days	Total
	(dollars in thousands)
As of March 31, 2021
Securities loaned
Common stock	$2,827,291	$—	$—	$—	$2,827,291
Corporate bonds	256,654	—	—	—	256,654
Securities sold under agreements to repurchase
Corporate bonds	—	—	2,546	—	2,546
As of December 31, 2020
Securities loaned
Common stock	2,232,687	—	—	—	2,232,687
Corporate bonds	243,726	—	—	—	243,726
Securities sold under agreements to repurchase
Corporate bonds	$—	$—	$5,036	$—	$5,036
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $8.9 billion and $1.2 billion as of March 31, 2021 and $8.0 billion and $1.3 billion as of December 31, 2020, respectively. The carrying value of the Company's exposure to loss for these variable interest entities as of March 31, 2021 was $236.4 million, and as of December 31, 2020 was $210.7 million, all of which is included in other investments, at fair value in the accompanying condensed consolidated statements of financial condition. Additionally, the Company's maximum exposure to loss for the variable interest entities noted above as of March 31, 2021 and December 31, 2020, was $364.9 million and $326.0 million, respectively.  The maximum exposure to loss often differs from the

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
carrying value of exposure to loss of the variable interests. The maximum exposure to loss is dependent on the nature of the variable interests in the VIEs and is limited to the notional amounts of certain commitments and guarantees.
b.    Consolidated Funds
Securities owned, at fair value
As of March 31, 2021 and December 31, 2020, securities owned, at fair value, held by the Consolidated Funds consisted of the following:

	As of March 31, 2021	As of December 31, 2020
	(dollars in thousands)
Common stock	$3,611	$4,816
Warrants and rights	5,329	5,806
	$8,940	$10,622
Other investments, at fair value
Investments in portfolio funds, at fair value
As of March 31, 2021 and December 31, 2020, investments in portfolio funds, at fair value, included the following:

	As of March 31, 2021	As of December 31, 2020
	(dollars in thousands)
Investments of Enterprise LP	$100,035	$104,475
Investments of Cowen Sustainable Investments I LP	—	88,195
	$100,035	$192,670
Consolidated portfolio fund investments of Enterprise LP
On May 12, 2010, the Company announced its intention to close Enterprise Master. Enterprise LP operated under a "master-feeder" structure up until January 1, 2019, when Enterprise Master distributed its capital to each feeder and was liquidated. As of March 31, 2021 and December 31, 2020, the consolidated investments in portfolio funds include Enterprise LP's investment in RCG Special Opportunities Fund, Ltd which is a portfolio fund that invests in a limited number of private equity investments directly as well as through affiliated portfolio funds.
Consolidated portfolio fund investments of Cowen Sustainable Investments I LP
Cowen Sustainable Investments I LP ("CSI I LP") is a private investment fund making debt and equity investments in companies and real assets that are accelerating the global transition to a sustainable economy. The fund primarily focuses its investments around four themes: (i) renewable energy and battery storage; (ii) clean transportation; (iii) sustainable agriculture and food production; and (iv) resource and industrial efficiency. CSI I LP has made investments in ecoATM, LLC, a manufacturer and owner of automated kiosks that allow consumers to sell back unwanted smart phones, and Proterra, Inc, a designer and manufacturer of zero-emission electric transit vehicles and electric vehicle technology solutions for commercial applications. CSI I LP is a private equity-style vehicle that does not permit redemptions; proceeds realized from the fund’s investments are expected to be distributed after the end of the fund’s investment period. CSI I LP was deconsolidated during the first quarter of 2021 (See Note 2).
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly held by the Company, indirectly through the Company's consolidated entities or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of March 31, 2021 and December 31, 2020, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There was one indirect concentration that exceeded 5% of the Company's equity as of March 31, 2021 and December 31, 2020, respectively.
Through its investments in a Consolidated Fund and combined with direct Company investments, the Company maintained exposure to a particular investment which accounted for 5% or more of the Company's equity.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Investment's percentage of the Company's stockholders' equity
	Issuer	Security Type	Country	Industry	Percentage of Stockholders' Equity	Market Value
						(dollars in thousands)
As of March 31, 2021	Linkem S.p.A.	Equity, loans and warrants	Italy	Wireless Broadband	7.62%	$84,324
As of December 31, 2020	Linkem S.p.A.	Equity, loans and warrants	Italy	Wireless Broadband	9.07%	$87,944

7. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of March 31, 2021 and December 31, 2020:

	Assets at Fair Value as of March 31, 2021
	Level 1	Level 2	Level 3	Netting (c)	Total
		(dollars in thousands)
Operating Entities
Securities owned, at fair value
Government bonds	$19,671	$—	$—	$—	$19,671
Preferred stock	10,376	—	56,477	—	66,853
Common stock	2,911,824	74	22,706	—	2,934,604
Convertible bonds	—	—	3,137	—	3,137
Corporate bonds	—	81,324	136	—	81,460
Trade claims	—	—	5,905	—	5,905
Term loan	—	—	12,424	—	12,424
Warrants and rights	23,037	—	7,924	—	30,961
Private investments	—	—	1,085	—	1,085
Receivable on derivative contracts, at fair value
Currency forwards	—	384	—	—	384
Swaps	—	142,266	—	(89,238)	53,028
Options	41,883	—	241	—	42,124
Consolidated Funds
Securities owned, at fair value
Common stock	660	—	2,951	—	3,611
Warrants and rights	—	—	5,329	—	5,329
	$3,007,451	$224,048	$118,315	$(89,238)	$3,260,576
Portfolio funds measured at net asset value (a)					151,933
Consolidated Funds' portfolio funds measured at net asset value (a)					100,035
Carried interest (a)					180,352
Equity method investments (a)					34,498
Total investments					$3,727,394

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of March 31, 2021
	Level 1	Level 2	Level 3	Netting (c)	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased, at fair value
Government bonds	$—	$—	$522	$—	$522
Common stock	918,021	—	—	—	918,021
Corporate bonds	—	38	415	—	453
Preferred stock	7,567	—	—	—	7,567
Warrants and rights	4,519	—	—	—	4,519
Payable for derivative contracts, at fair value
Currency forwards	—	16	—	—	16
Swaps	—	82,391	—	(61,806)	20,585
Options	28,227	—	3,297	—	31,524
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	19,579	—	19,579
	$958,334	$82,445	$23,813	$(61,806)	$1,002,786
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
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during the first quarter of 2019 and the fourth quarter of 2020, the Company is required to pay to the sellers a portion of future net income and/or revenues of the acquired businesses, if certain targets are achieved through the periods ended December 31, 2020 and December 31, 2023. For both the Quarton Acquisition and the MHT Acquisition, the Company estimated the contingent consideration liabilities using a combination of Monte Carlo and Discounted Cash Flow methods which require the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts for the Quarton Acquisition can range from $10.1 million to $25.0 million. The undiscounted amounts for the MHT Acquisition have no minimum or maximum as it is calculated based on revenue.
(c) Derivatives are reported on a net basis, by counterparty, when a legal right of offset exists under an enforceable netting agreement as well as net of cash collateral received or posted under enforceable credit support agreements. See Note 2f for further information on offsetting of derivative financial instruments.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Assets at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Netting (c)	Total
		(dollars in thousands)
Operating Entities
Securities owned, at fair value
Government bonds	$19,721	$—	$—	$—	$19,721
Preferred stock	9,391	—	59,967	—	69,358
Common stock	1,746,407	108	23,786	—	1,770,301
Convertible bonds	—	—	6,040	—	6,040
Corporate bonds	—	86,368	135	—	86,503
Trade claims	—	—	8,713	—	8,713
Term loan	—	—	12,623	—	12,623
Private investments	—	—	642	—	642
Warrants and rights	21,154	—	6,547	—	27,701
Receivable on derivative contracts, at fair value
Currency forwards	—	15	—	—	15
Swaps	—	64,634	—	(62,269)	2,365
Options	48,851	—	251	—	49,102
Consolidated Funds
Securities owned, at fair value
Common stock	1,865	—	2,951	—	4,816
Warrants and rights	—	—	5,806	—	5,806
	$1,847,389	$151,125	$127,461	$(62,269)	$2,063,706
Portfolio funds measured at net asset value (a)					133,454
Consolidated Funds' portfolio funds measured at net asset value (a)					192,670
Carried interest (a)					82,892
Equity method investments (a)					38,681
Total investments					$2,511,403

	Liabilities at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Netting (c)	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased, at fair value
US Government securities	$—	$—	$1,500	$—	$1,500
Common stock	699,894	—	—	—	699,894
Corporate bonds	—	10,654	704	—	11,358
Preferred stock	6,589	—	—	—	6,589
Warrants and rights	8,774	—	—	—	8,774
Payable for derivative contracts, at fair value
Currency forwards	—	3,067	—	—	3,067
Swaps	—	43,560	—	(37,033)	6,527
Options	62,651	—	3,915	—	66,566
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	36,718	—	36,718
	$777,908	$57,281	$42,837	$(37,033)	$840,993
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
(c) Derivatives are reported on a net basis, by counterparty, when a legal right of offset exists under an enforceable netting agreement as well as net of cash collateral received or posted under enforceable credit support agreements. See Note 2f for further information on offsetting of derivative financial instruments.
The following table includes a roll forward of the amounts for the three months ended March 31, 2021 and 2020 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Three Months Ended March 31, 2021
	Balance at December 31, 2020	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at March 31, 2021	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$59,967	$—	$—		$1,859	$(4,651)	$(698)	$56,477	$(698)
Common stock	23,786	—	(5,353)	(b)	3,226	(1,387)	2,434	22,706	1,679
Convertible bonds	6,040	—	—		1,050	(3,930)	(23)	3,137	(23)
Corporate bond	135	—	—		70	(49)	(20)	136	(49)
Options, asset	251	—	—		—	—	(10)	241	(10)
Options, liability	3,915	—	—		—	—	(618)	3,297	(618)
Term loan	12,623	—	—		322	—	(521)	12,424	(521)
Warrants and rights	6,547	—	—		3,406	(1,206)	(823)	7,924	(895)
Trade claims	8,713	—			1,378	(4,216)	30	5,905	(1,021)
Private investments	642	—	—		443	—	—	1,085	—
Corporate bond, liability	704	—	—		—	(289)	—	415	—
Government bonds, liability	1,500	—	—		—	(1,278)	300	522	87
Contingent consideration liability	37,952	—	—		(11,312)	—	(7,061)	19,579	(7,061)
Consolidated Funds
Common stock	2,951	—	—		—	—	—	2,951	—
Warrants and rights	5,806	—	—		—	(670)	193	5,329	(477)

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2020
	Balance at December 31, 2019	Transfers in		Transfers out	Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at March 31, 2020	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$7,835	$—		$—	$365	$—	$—	$8,200	$—
Common stock	17,466	—		—	1,798	(593)	(1,161)	17,510	(1,257)
Convertible bonds	2,500	—		—	286	—	—	2,786	—
Corporate Bond, asset	2,421	—		—	422	(24)	(7)	2,812	12
Options, asset	336	—		—	—	—	(4)	332	(4)
Options, liability	2,920	—		—	—	—	(1,118)	1,802	(1,118)
Warrants and rights	594	—		—	—	—	4	598	4
Trade claim	7,083	1,044	(a)	—	1,166	—	(110)	9,183	(110)
Private investments	237	—		—	233	—	(5)	465	(5)
Corporate bond, liability	1,000	—		—	—	—	(200)	800	(200)
Government bonds, liability	1,950	—		—	—	—	(450)	1,500	(450)
Contingent consideration liability	30,896	—		—	—	(1,400)	(838)	28,658	(838)
Consolidated Funds
Preferred stock	4,393	—		—	—	—	—	4,393	—
Common stock	—	—		—	100,000	—	—	100,000	—
Warrants and rights	$5,567	$—		$—	$—	$—	$44	$5,611	$44
(1) Unrealized gains/losses are reported in Investment income - Securities principal transactions, net in the accompanying condensed consolidated statements of operations.
(a) The security stopped trading on an open market.
(b) The entity in which the Company is invested completed an initial public offering.
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
The following table includes quantitative information as of March 31, 2021 and December 31, 2020 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value March 31, 2021	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$70,935	Discounted cash flows Guideline companies Probability of Success	Discount rate EBITDA Market Multiples Probability of Success	11% - 20% 6.25x - 6.75x 70%	12% 6.5x 70%
Options	241	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	11% - 12% 6.25x - 6.75x	12% 6.5x
Trade claims	3,713	Discounted cash flows	Discount rate	20%	20%
Warrants and rights	10,394	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	4% - 12% 6.25x - 6.75x	7.0% 6.5x
Corporate, convertible bonds and term loan	12,424	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	11% - 12% 6.25x - 6.75x	12% 6.5x
Other level 3 assets (a)	20,608
Total level 3 assets	$118,315
Level 3 Liabilities
Options	3,297	Option pricing models	Volatility	35%	35%
Contingent consideration liability	19,579	Discounted cash flows Monte Carlo simulation	Discount rate Volatility	7% - 15% 18% - 20%	13% 18%
Other level 3 liabilities (a)	937
Total level 3 liabilities	$23,813

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2020	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$65,735	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	10% - 12% 6.25x - 6.75x	11% 6.5x
Trade claims	3,500	Discounted cash flows	Discount rate	15%	15%
Warrants and rights	11,217	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	4% - 11% 6.25x - 6.75x	7% 6.5x
Options	251	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	10% - 12% 6.25x - 6.75x	11% 6.5x
Corporate, convertible bonds and term loan	12,623	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	10% - 12% 6.25x - 6.75x	11% 6.5x
Other level 3 assets (a)	34,135
Total level 3 assets	$127,461
Level 3 Liabilities

Options	3,915	Option pricing models	Volatility	35%	35%
Contingent consideration liability	36,718	Discounted cash flows Monte Carlo simulation	Discount rate Volatility	9% - 16% 22% - 24%	15% 22%
Other level 3 liabilities (a)	2,204
Total level 3 liabilities	$42,837
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Other financial assets and liabilities
The following table presents the carrying values and fair values, at March 31, 2021 and December 31, 2020, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value (see Note 2e).

	March 31, 2021				December 31, 2020				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$1,147,531		$1,147,531		$645,169		$645,169		Level 1
Cash collateral pledged	110,303		110,303		110,743		110,743		Level 2
Segregated cash	168,942		168,942		185,141		185,141		Level 1
Securities purchased under agreements to resell	—		—		191		204		Level 2
Securities borrowed	1,996,757		1,996,757		1,908,187		1,908,187		Level 2
Loans receivable	4,467		4,467	(d)	7,682		7,682	(d)	Level 3
Consolidated Funds
Cash and cash equivalents	935		935		417		417		Level 1
Financial Liabilities
Securities sold under agreements to repurchase	2,546		2,759		5,036		5,544		Level 2
Securities loaned	3,083,945		3,083,945		2,476,414		2,476,414		Level 2
Convertible debt	81,682	(a)	181,597	(b)	80,808	(a)	135,444	(b)	Level 2
Notes payable and other debt	542,519	(e)	568,212	(c)	383,067	(e)	405,840	(c)	Level 2
(a)The carrying amount of the convertible debt includes an unamortized discount of $5.8 million and $6.7 million as of March 31, 2021 and December 31, 2020, respectively.
(b)The convertible debt includes the conversion option and is based on the last broker quote available.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(c)Notes payable and other debt are based on the last broker quote available.
(d)The fair market value of level 3 loans is calculated using discounted cash flows where applicable.
(e)The carrying amount of the notes payable and other debt includes an unamortized discount and unamortized premium of $1.5 million and $0.3 million as of March 31, 2021, respectively and unamortized premium of $0.4 million as of December 31, 2020.
8. Deposits with Clearing Organizations, Brokers and Banks
Under the terms of agreements between the Company and some of its clearing organizations, brokers and banks, balances owed are collateralized by certain of the Company's cash and securities balances. As of March 31, 2021 and December 31, 2020, the Company had a total of $82.1 million and $105.0 million, respectively, in deposit accounts with clearing organizations, brokers and banks that could be used as collateral to offset losses incurred by the clearing organizations, brokers and banks, on behalf of the Company's activities, if such losses were to occur.
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
As of March 31, 2021 and December 31, 2020, amounts receivable from brokers, dealers and clearing organizations include:

	As of March 31, 2021	As of December 31, 2020
	(dollars in thousands)
Broker-dealers	$1,753,510	$1,608,273
Securities failed to deliver	76,127	55,655
Clearing organizations	79,833	41,795
Securities borrowed/loaned interest receivable	11,283	24,021
	$1,920,753	$1,729,744

As of March 31, 2021 and December 31, 2020, amounts payable to brokers, dealers and clearing organizations include:

	As of March 31, 2021	As of December 31, 2020
	(dollars in thousands)
Broker-dealers	$326,231	$286,011
Securities failed to receive	100,528	68,036
Clearing organizations	48,466	33,732
Securities borrowed/loaned interest payable	13,246	27,364
	$488,471	$415,143

10. Receivable From and Payable To Customers
As of March 31, 2021 and December 31, 2020, receivable from customers of $199.7 million and $104.0 million, respectively, consist of amounts owed by customers relating to securities transactions not completed on settlement date and receivables arising from prepaid research.
As of March 31, 2021 and December 31, 2020, payable to customers of $2.7 billion and $1.7 billion, respectively, include amounts due on cash and margin transactions to the Company's clients, some of which have their assets held by a Company omnibus account, which are included within receivables from brokers, dealers and clearing organizations in the accompanying condensed consolidated statements of financial condition. In the omnibus structure, positions that are owned by Cowen International Ltd are fully cross collateralized by client funds, meaning that the Company, for all intents and purposes, has no market risk. Additionally, Cowen International Ltd has no obligation to settle any trade that it deems inappropriate from a risk perspective, adding an important market and counterparty risk mitigating factor.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
11. Commission Management Payable
The Company receives a gross commission from various brokers, which is then used to fund commission sharing and recapture arrangements, less the portion retained as income to the Company. Accrued commission sharing and commission recapture payable of $139.6 million and $117.0 million, as of March 31, 2021 and December 31, 2020, respectively, are classified as commission management payable in the accompanying condensed consolidated statements of financial condition.
12. Non-Controlling Interests in Consolidated Subsidiaries and Investment Funds
Redeemable and nonredeemable non-controlling interests in consolidated subsidiaries and investment funds and the related net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds are comprised as follows:

	As of March 31, 2021	As of December 31, 2020
	(dollars in thousands)
Nonredeemable non-controlling interests in consolidated subsidiaries and investment funds
Operating companies	92,629	83,818
Consolidated Funds	40,486	115,806
	$133,115	$199,624

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds
Operating companies	$7,661	$127
Consolidated Funds	(3,099)	(62,315)
	$4,562	$(62,188)

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
13. Revenue from Contracts with Customers
For the three months ended March 31, 2021 and 2020, the following tables presents revenues from contracts with customers disaggregated by fee type and segment.

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Revenue from contracts with customers	Operating Company
Investment banking
Underwriting fees	$154,304	$63,270
Strategic/financial advisory fees	73,555	21,996
Placement and sales agent fees	72,544	17,596
Expense reimbursements from clients	4,431	2,166
Total investment banking revenue	304,834	105,028
Brokerage
Commissions	161,792	132,208
Trade conversion revenue	4,130	4,639
Equity research fees	4,593	4,005
Total brokerage revenue from customers	170,515	140,852
Management fees	25,499	11,346
Incentive income	2,258	—
Total revenue from contracts with customers - Op Co	$503,106	$257,226

	Asset Company
Management fees	243	258
Incentive income	—	—
Total revenue from contracts with customers - Asset Co	243	258
Total revenue from contracts with customers	$503,349	$257,484

14. Insurance and reinsurance
The Company completed the acquisition of Cowen Insurance Co on February 26, 2021. (See Note 3). Cowen Insurance Co is an insurance company that reinsures a significant proportion of its portfolio (“Outward Reinsurance”). The Company's wholly owned Luxembourg subsidiary, Hollenfels Re SA ("Hollenfels") provides reinsurance to third party insurance and reinsurance companies (“Inward Reinsurance”). Cowen Insurance Co’s and Hollenfels' share of claims incurred and paid during the periods below, as well as the change in claims outstanding and claims incurred but not reported ("IBNR") during these periods, net of reinsurance, were as follows:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Incurred and paid claims
Insurance (net of Outward Reinsurance)	$744	$—
Inward Reinsurance	3,904	4,235
Total	$4,648	$4,235
Change in claims outstanding and claims IBNR
Insurance (net of Outward Reinsurance)	$(136)	$—
Inward Reinsurance	(559)	17,293
Total	$(695)	$17,293

Cowen Insurance Co and Hollenfels utilizes several methods to determine its claims IBNR. Cowen Insurance Co and Hollenfels generally employ an estimation methodology whereby historical average claims ratios over a period of up to 10 years are utilized, based on availability of data. In cases where current claims development contradicts historical results, Cowen

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Insurance Co and Hollenfels employ a method to average claims ratios derived through different actuarial calculation methods. If an event occurs that may give rise to significant future claims in excess of the amount calculated using the above-mentioned methodologies, the impact of such an event is calculated using existing claims data and actuarial estimation methods to adjust Cowen Insurance Co's and Hollenfels's IBNR provision. During the three months ended March 31, 2021, claims liability and claim adjustment expenses were calculated using the above-mentioned methods consistent with prior years.
Whilst Cowen Insurance Co and Hollenfels typically settles its premiums and claim payments on a quarterly basis, the frequency of claims in the underlying policies is impractical for Cowen Insurance Co and Hollenfels to obtain. Certain contracts Cowen Insurance Co and Hollenfels has written are on a quota-share basis while the rest of the policies provide aggregate loss protection, rendering the collection of information for all underlying contracts impracticable. Cowen Insurance Co and Hollenfels did not discount any of its reserves and did not cede any portion of its exposures during the three months ended March 31, 2021 and 2020.
From time to time, Cowen Insurance Co and Hollenfels may enter into insurance and reinsurance agreements that require it to post collateral of cash or U.S. government bonds to cover certain exposures as defined in the respective insurance and reinsurance agreements. As of March 31, 2021, Hollenfels pledged $120.5 million of collateral towards such reinsurance obligations, of which $106.8 million was cash and $13.7 million was U.S. government bonds. These are the same amounts that had been pledged at December 31, 2020. Hollenfels expects $101.2 million of the cash collateral pledged to be released on September 30, 2023. The remaining cash collateral of $5.6 million and all of the U.S. government bonds are expected to be released periodically between June 30, 2021 and March 31, 2024 in accordance with the terms of the underlying insurance and reinsurance agreements.
15. Share-Based Payments, Deferred Compensation and Employee Ownership Plans
The Company has issued share-based compensation under the 2010 and 2020 Equity and Incentive Plan (the "Equity Plans"). The Equity Plans permit the grant of options, restricted shares, restricted stock units, and other equity-based awards to the Company's employees and directors. Stock options granted generally vest over two to five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued, both of which are eligible to accrue dividend equivalents, may be immediately vested or may generally vest over a two-to five-year period. Awards are subject to the risk of forfeiture, inclusive of accrued dividend equivalents. As of March 31, 2021, there were 0.8 million shares available for future issuance under the Equity Plans.
Under the Equity Plans, the Company awarded $34.1 million of deferred cash awards to its employees during the three months ended March 31, 2021. These awards vest over a four-year period and accrue interest at 0.70% per year. As of March 31, 2021, the Company had unrecognized compensation expense related to the Equity Plans' deferred cash awards of $90.5 million.
The Company measures compensation cost for share-based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share-based awards on a straight-line basis over the vesting period of the option or award, net of estimated forfeitures. In relation to awards under the Equity Plan, the Company recognized compensation expense of $28.2 million and $8.3 million for the three months ended March 31, 2021 and 2020, respectively. The income tax effect recognized for the Equity Plans was a benefit of $10.8 million and $1.8 million for the three months ended March 31, 2021 and 2020, respectively.
Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value
Beginning balance outstanding	5,450,191	$17.56	5,364,486	$16.67
Granted	1,593,941	34.85	2,140,932	17.39
Vested	(291,062)	16.11	(640,084)	14.63
Canceled	—	—	(87,348)	14.80
Forfeited	(8,134)	20.22	(30,562)	15.86
Ending balance outstanding	6,744,936	$21.71	6,747,424	$17.12

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Included in the restricted share and restricted stock unit activity are performance-linked restricted stock units of 1,603,630 which were awarded in March 2016, April 2019, July 2020 and February 2021. Certain of the awards granted have the ability to be cash settled when the attained award exceeds a certain percentage of granted amount. The cash portion of the award has been bifurcated from the equity component and recorded as a compensation payable in the accompanying condensed consolidated statement of financial condition. Of the awards granted, 379,319 have vested and 320,681 have been canceled, as they did not meet the performance criteria, through March 31, 2021. Included in vested shares are 233,333 shares that had an attainable value of 420,000, due to reaching certain performance goals, and were delivered in March 2021. Of this attainable value 350,000 shares were settled in the issuance of restricted stock units and were delivered in March 2021 with the remaining 70,000 shares being settled in cash at the volume weighted average price on settlement date. The remaining awards, included in the outstanding balance as of March 31, 2021, vest between December 2021 and December 2023 and will be earned only to the extent that the Company attains specified market conditions relating to its volume-weighted average share price and total shareholder return in relation to certain benchmark indices and performance goals relating to aggregate net income and average return on shareholder equity. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 200% of the targeted award. Each RSU is equal to the one share of the Company's Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.
The fair value of restricted stock (excluding certain performance-linked units with market conditions which are valued using the Monte Carlo valuation model) is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of March 31, 2021, there was $118.1 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.13 years.
Restricted Shares and Restricted Stock Units Granted to Non-Employee Board Members
There were no restricted stock units awarded or delivered to non-employee board members during the three months ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, there were 259,536 restricted stock units outstanding for non-employee board members.
Other Share Based Payments
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
16. Income Taxes
The taxable results of the Company’s U.S. operations are included in the consolidated income tax returns of Cowen, Inc. as well as stand-alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings are submitted on a stand‑alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries that file tax returns are United Kingdom, Luxembourg, Malta, Gibraltar, Germany, Switzerland, South Africa, Canada and Hong Kong.
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. To the extent that information is not available for the Company to fully determine the full year estimated impact of an item of income or tax adjustment, the Company calculates the tax impact of such item discretely. Accordingly, the Company uses the discrete methodology to calculate the income tax provision for its foreign subsidiaries and the tax impact of income attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds. Based on these methodologies, the Company’s effective income tax rate was 26.36% for the three months ended March 31, 2021. During the three months ended March 31, 2021, the items whose tax impact were recorded discretely related primarily to foreign taxes, as well as stock compensation. The Company's effective tax rate was 1.60% for the three months ended March 31, 2020.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
For the three months ended March 31, 2021, the effective tax rate differs from the statutory rate of 21% primarily due to income attributable to non-controlling interests in consolidated subsidiaries and investment funds, global intangible low-taxes income, stock compensation, as well as other nondeductible expenses. For the three months ended March 31, 2020, the effective tax rate differs from the statutory rate of 21% primarily due to losses attributable to non-controlling interests in consolidated subsidiaries and funds, foreign taxes, as well as other nondeductible expenses.
As a result of the enactment of the American Rescue Plan Act signed on March 11, 2021, the Company is required to assess the tax impact of the Act in the quarter the law was enacted. Based on management analysis, there was no material impact on the Company's financial statements as of March 31, 2021.
The Company maintained an uncertain tax position liability of $0.3 million as of March 31, 2021 and December 31, 2020 related to New York State tax matters.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of March 31, 2021, the Company recorded a valuation allowance against deferred tax assets related to its foreign tax credits and foreign net operating losses.
The Company is subject to examination by the United States Internal Revenue Service as well as state, local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York, United Kingdom, Luxembourg, Malta, Germany and Switzerland. Currently, the Company is under audit by New York State for the 2013 to 2017 tax years. Management is not expecting a material tax liability from these audits.
The Company continues to permanently reinvest the capital and accumulated earnings of its subsidiaries in the United Kingdom, Malta, Germany, Switzerland, Canada, South Africa and Hong Kong.
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
For the three months ended March 31, 2021 and 2020, quantitative information regarding the Company's operating lease obligations reflected in the accompanying condensed consolidated statements of operations were as follows:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Lease cost
Operating lease cost	$5,770	$5,685
Short-term lease cost	33	146
Variable lease cost	906	788
Sublease income	(160)	(216)
Total lease costs	$6,549	$6,403

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes the supplemental cash flow information and certain other information related to operating leases for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,748	$8,578

Weighted average remaining lease term - operating leases (in years)	4.56	5.11
Weighted average discount rate - operating leases	4.10%	4.14%
As of March 31, 2021, maturities of the outstanding operating lease liabilities for the Company were as follows:

	Equipment Leases (operating)	Real Estate and Other Facility Rental (a) (b)
	(dollars in thousands)
2021	$207	$19,065
2022	150	22,612
2023	11	19,123
2024	—	15,883
2025	—	5,446
Thereafter	—	7,862
Total operating leases	368	89,991
Less discount	21	8,927
Less short-term leases	—	11
Total lease liability	$347	$81,053
(a)The Company has entered into various agreements to sublease certain of its premises.
(b)During the three months ended March 31, 2021, the Company recognized an increase of $5.3 million of operating right-of-use assets and leases liabilities related to for facility leases.
See Note 18 for further information on the finance lease minimum payments.
Other Commitments
As of March 31, 2021, future minimum annual service payments for the Company were as follows:

Service Payments
(dollars in thousands)
2021	$17,854
2022	16,739
2023	8,934
2024	5,254
2025	3,366
Thereafter	10,594
Total service payment commitments	$62,741

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Unfunded Commitments
The following table summarizes unfunded commitments as of March 31, 2021:

Entity	Unfunded Commitments	Commitment Term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	$7,333	3.80 years
Eclipse Ventures Fund I, L.P.	$28	3.80 years
Eclipse Fund II, L.P.	$95	4.80 years
Eclipse Continuity Fund I, L.P.	$41	5.80 years
Cowen Healthcare Investments III LP	$4,126	5.80 years
Cowen Sustainable Investments I LP	$15,709	8.80 years
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
18. Convertible Debt and Notes Payable
As of March 31, 2021 and December 31, 2020, the Company's outstanding debt was as follows:

	As of March 31, 2021	As of December 31, 2020
	(dollars in thousands)
Convertible debt	$81,682	$80,808
Notes payable	173,656	307,653
Term loan	291,303	—
Other notes payable	74,982	72,505
Finance lease obligations	2,578	2,909
	$624,201	$463,875
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
The Company recognized the embedded cash conversion option at issuance date fair value, which also represents the initial unamortized discount on the December 2022 Convertible Notes of $23.4 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $0.8 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2022 Convertible Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The Company recorded interest expense of $0.7 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively.
During December 2020, the Company repurchased and extinguished $46.9 million of the outstanding principal amount of the December 2022 Convertible Notes for cash consideration of $70.5 million. In conjunction with the partial extinguishment of the December 2022 Convertible Notes, the Company accelerated the pro rata unamortized discount of $3.6 million and capitalized debt issuance costs of $0.4 million. The Company allocated $29.6 million of the cash consideration paid to the extinguishment of the equity component of the December 2022 Convertible Notes. The Company recognized $2.7 million of gain on debt extinguishment. As of March 31, 2021, the outstanding principal amount of the December 2022 Convertible Notes was $88.1 million.
On March 24, 2021, the Company issued a redemption notice announcing that the Company will redeem all of the December 2022 Convertible Notes. The redemption date is June 24, 2021 ("Redemption Date"). The redemption price is 100.00% of the principal amount thereof plus accrued and unpaid interest on such principal amount, to, but not including the Redemption Date of the December 2022 Convertible Notes. As a result of the Company’s call for redemption of the December 2022 Convertible Notes, the December 2022 Convertible Notes are convertible, at the option of the holder at any time prior to June 22, 2021, the second business day prior to the December 2022 Convertible Notes' Redemption Date. The settlement method for the December 2022 Convertible Notes surrendered for conversion will be cash settlement up to the principal amount of the December 2022 Convertible Notes surrendered for conversion and share settlement through the delivery of shares of the Company’s Class A common stock for the remainder of the conversion obligation, if any, in excess of the principal amount. The conversion rate of the December 2022 Convertible Notes on March 24, 2021 was 58.3324 shares of the Company’s Class A common stock per $1,000 principal amount of December 2022 Convertible Notes converted.(see Note 19)

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, which is shown net in notes payable in the accompanying condensed consolidated statement of financial condition. To date the May 2024 Notes have maintained their initial private rating, and the interest rate has remained unchanged. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $1.4 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in September 2019, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the "June 2033 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $1.9 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the "December 2027 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million for the three months ended March 31, 2021 and 2020, respectively. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
On March 24, 2021, the Company delivered payment of and discharged all $138.0 million outstanding aggregate principal of the December 2027 Notes plus accrued and unpaid interest through the effective redemption date of April 23, 2021. In conjunction with the extinguishment of the December 2027 Notes , the Company accelerated the pro-rata capitalized debt issuance costs. During the three months ended March 31, 2021, the Company recognized $4.4 million of loss on debt extinguishment.
Term Loan
March 2028 Term Loan
On March 24, 2021, the Company borrowed $300 million of first lien term loan due March 24, 2028 (the “March 2028 Term Loan”). The interest on the March 2028 Term Loan is payable at the option of the Company on a monthly, quarterly or bi-annual rate equal to London Inter-bank Offered Rate ("LIBOR") (of no less than the floor of 0.75%) plus a margin of 3.25%. The Company is required to pay 1.00% per annum of the original principal amount of the March 2028 Term Loan. The obligations of the Company for the March 2028 Term Loan are guaranteed by certain of the Company’s wholly-owned domestic subsidiaries (excluding its broker-dealer subsidiaries) (the “Guarantors”) and secured by substantially all of the assets of the Company and the Guarantors, subject in each case to certain customary exceptions. The terms of the March 2028 Term Loan contain customary affirmative and negative covenants, including standard leverage and financial incurrence covenants. Proceeds from the term loan were or will be used to (i) satisfy and discharge and redeem the Company’s 2027 Senior Notes, (ii) redeem the Company’s December 2022 Convertible Notes that remain outstanding as of March 31, 2021 and pay the cash settlement amount in connection with the conversion of December 2022 Convertible Notes prior to that redemption date, and (iii) for the payment of fees, commissions, premiums, expenses and other transaction costs (including original issue discount or upfront fees) payable in connection with the transactions related thereto. As of March 31, 2021, the outstanding principal amount of the March 2028 Term Loan was $299.3 million.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Interest expense for the March 2028 Term Loan for the three months ended March 31, 2021 was $0.2 million, based on an effective interest rate of 4.46%. The Company capitalized debt issuance costs of approximately $6.4 million and initial unamortized discount of $1.5 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the March 2028 Term loan in interest and dividends expense in the accompanying condensed consolidated statements of operations.
June 2020 Term Loan
On June 30, 2017, a subsidiary of the Company borrowed $28.2 million to fund general corporate purposes. In July 2019, the subsidiary of the Company borrowed separately, from the same lender, $4.0 million to fund general corporate purposes. Each loan was secured by the value of the Company's limited partnership interests in two affiliated investment funds. The Company had provided a guarantee for these loans. Both loans had an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire combined principal amount due (as amended) on June 26, 2020 when they were both fully repaid. The Company recorded interest expense of $0.4 million for the three months ended March 31, 2020.
Other Notes Payable
During January 2021, the Company borrowed $3.0 million to fund insurance premium payments. This note had an effective interest rate of 2.01% and was due in December 2021, with monthly payment requirements of $0.3 million. As of March 31, 2021, the outstanding balance on this note was $2.4 million. Interest expense for the three months ended March 31, 2021 was insignificant.
During November 2019, the Company borrowed $2.6 million to fund general corporate capital expenditures. This note had an effective interest rate of 6% and is due in November 2024, with monthly payment requirements of $0.1 million. As of March 31, 2021, the outstanding balance on this note was $1.9 million. Interest expense for the three months ended March 31, 2021 and 2020 was insignificant.
On September 30, 2020, the Company borrowed $72.0 million from Purple Protected Asset S-81 ("PPA S-81"), a Luxembourg entity unrelated to Cowen. The loan is payable on September 30, 2023, had an initial interest rate of 1.4 times the Secured Overnight Financing Rate ("SOFR") plus 6.07% until December 31, 2020 and 1.4 times the SOFR plus 5.8% thereafter with quarterly interest payments. The loan obligation, as well as a loan issued by The Military Mutual Ltd (a United Kingdom company unrelated to Cowen) with principal of $28.4 million that was sold by Hollenfels to PPA S-81 at fair value for no gain or loss on September 30, 2020, are fully cash collateralized through a reinsurance policy provided by Hollenfels which is reflected in cash collateral pledged in the condensed consolidated statements of financial condition as of December 31, 2020 (see Notes 4 and 14). The Company capitalized debt issuance costs of approximately $1.7 million which is a direct deduction from the carrying value of the loan and will be amortized over the life of the loan in interest and dividends expense shown in the accompanying condensed consolidated statements of operations. The Company recorded interest expense of $1.1 million for the three months ended March 31, 2021 related to its loan payable to PPA S-81.
Spike Line
Pursuant to an amendment in May 2020, Cowen and Company replaced Cowen Execution Services LLC ("Cowen Execution") as the borrower and accepted, reaffirmed and assumed all of Cowen Execution’s rights, duties, obligations and liabilities under the spike line facility and the related loan documents. In August 2020, Cowen and Company renewed a one-year committed spike line facility to cover short term increases in National Securities Clearing Corporation margin deposit requirements. The spike line facility has a capacity of $70 million. This facility has (i) an effective interest rate equal to the Federal Funds rate plus 2.50% on any money drawn from the liquidity facility and (ii) a commitment or unused line fee that is 50 basis points on the undrawn amount. All amounts outstanding under this facility were fully repaid during the second quarter of 2020. Interest expense for the three months ended March 31, 2021 was $0.1 million.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Finance Lease Obligations
The Company has entered into various finance leases for computer equipment. These finance lease obligations are included in notes payable and other debt in the accompanying condensed consolidated statements of financial condition.
For the three months ended March 31, 2021 and 2020, quantitative information regarding the Company's finance lease obligations reflected in the accompanying condensed consolidated statements of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	$309	$308
Interest on lease liabilities	$34	$49
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$34	$49
Financing cash flows from finance leases	$332	$314

Weighted average remaining lease term - operating leases (in years)	2.01	2.97
Weighted average discount rate - operating leases	4.89%	4.88%
Annual scheduled maturities of debt and minimum payments (of principal and interest) for all debt outstanding as of March 31, 2021, are as follows:

	Convertible Debt	Notes Payable	Term Loan	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2021	$2,644	$11,468	$11,205	$7,207	$1,117
2022	90,763	13,405	14,835	593	1,168
2023	—	13,405	14,715	72,593	411
2024	—	88,578	14,595	543	11
2025	—	7,750	14,475	—	—
Thereafter	—	158,125	310,163	—	—
Subtotal	93,407	292,731	379,988	80,936	2,707
Less (a)	(11,725)	(119,075)	(88,685)	(5,954)	(129)
Total	$81,682	$173,656	$291,303	$74,982	$2,578
(a)Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the Company's convertible debt.
Letters of Credit
As of March 31, 2021, the Company has six irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged cash collateral for reinsurance agreements (See Note 4).
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of March 31, 2021 and December 31, 2020, there were no amounts due related to these letters of credit.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
19. Stockholder's Equity
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
No holder of Class B common stock is entitled to vote except as otherwise provided by law, provided however that the Company must obtain the consent of a majority of the holders of Class B common stock to effect any amendment, alteration or repeal of any provision of the Company's amended and restated certificate of incorporation or amended and restated by-laws that would adversely affect the voting powers, preferences or rights of holders of Class B common stock. Except as otherwise provided by law, Class B common stock shares will not be counted as shares held by stockholders for purposes of determining whether a vote or consent has been approved or given by the requisite percentage of shares.
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
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum, which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
dividends in cash, common stock or a combination thereof. The Company declared and accrued a cash dividend in respect of the Series A Convertible Preferred Stock of $1.7 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively.
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
Embedded Cash Conversion Option on the December 2022 Convertible Notes
Upon issuance of the December 2022 Convertible Notes (see Note 18), the Company recognized the embedded cash conversion option at fair value of $23.4 million which was valued as of June 26, 2018 at $29.0 million. On June 26, 2018, the Company received shareholder approval for the Company to settle the December 2022 Convertible Notes entirely in Class A common stock. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity. The Company allocated $29.6 million of the cash consideration paid on the December 2020 partial extinguishment of the Convertible Notes (see Note 18) to this equity component.
Cash Dividends to Common Stockholders
During the first quarter of 2020, the Company began the declaration of a quarterly cash dividend payable on its common stock. During March 2021, the Company's Board of Directors declared a cash dividend of $0.08 per share of Class A common stock. Dividends are payable on all outstanding shares of Class A common stock and on granted but unvested shares of Class A common stock under the Equity Plans on the date of record (See Note 15). During the three months ended March 31, 2021, the Company paid $2.3 million of cash dividends to its holders of Class A common stock.
Treasury Stock
Treasury stock of $373.8 million as of March 31, 2021, compared to $346.9 million as of December 31, 2020, resulted from $6.2 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Equity Plans or other similar transactions, $0.03 million received from an escrow account established to satisfy the Company's indemnification claims arising under the terms of the purchase agreement entered into in connection with the Company's acquisition of Convergex Group, LLC and $20.6 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the three months ended March 31, 2021:

	Treasury Stock Shares	Cost (dollars in thousands)	Average Cost per Share
Balance outstanding at December 31, 2020	22,619,863	$346,870	$15.33
Shares purchased for minimum tax withholding under the 2010 and 2020 Equity Plans or other similar transactions	148,752	6,246	41.99
Shares of stock received in respect of indemnification claims	1,155	29	25.33
Purchase of treasury stock	605,703	20,629	34.06
Balance outstanding at March 31, 2021	23,375,473	$373,774	$15.99

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
20. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income includes the after tax change in Other revenues in the accompanying condensed consolidated statement of operations. During the periods presented, the Company did not have material reclassifications out of other comprehensive income.

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Beginning balance	$(7)	$(5)
Foreign currency translation	4	—
Ending balance	$(3)	$(5)

21. Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of shares of Class A common stock outstanding for the period. As of March 31, 2021, there were 26,852,331 shares of Class A common stock outstanding. As of March 31, 2021, the Company has included 259,536 fully vested, unissued restricted stock units and restricted shares in its calculation of basic earnings per share. As of December 31, 2020, there were 26,845,628 shares of Class A common stock outstanding. As of December 31, 2020, the Company has included 334,230 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive items. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares, restricted stock units and, during the first quarter of 2021, the remainder of the conversion obligation in excess of the principal amount of the December 2022 Convertible Notes which will be share settled. (see Note 18) In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options (including the conversion option of the December 2022 Convertible Notes) and warrants are assumed to have been exercised, for the entire period being presented. The number of performance-linked unvested restricted stock units that are included in the calculation are at the amount that could be earned using current payout rates. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the amount of compensation cost attributed to future services and not yet recognized.
The Company previously concluded that it had the intent and ability to settle the December 2022 Convertible Notes in cash and, as a result, the convertible notes did not have an impact on the Company's diluted earnings per share calculation. On March 24, 2021, the Company issued a redemption notice announcing that the Company will redeem all of the December 2022 Convertible Notes (See Note 18). As a result of the Company’s call for redemption of the December 2022 Convertible Notes, they are convertible, at the option of the holder at any time prior to June 22, 2021, the second business day prior to the 2022 Convertible Notes' Redemption Date. The settlement method for the December 2022 Convertible Notes surrendered for conversion will be cash settlement up to the principal amount of the December 2022 Convertible Notes surrendered for conversion and share settlement through the delivery of shares of the Company’s Class A common stock for the remainder of the conversion obligation, if any, in excess of the principal amount. The conversion rate of the December 2022 Convertible Notes on March 24, 2021 was 58.3324 shares of the Company’s Class A common stock per $1,000 principal amount of December 2022 Convertible Notes converted. The Company has applied the if-converted method to the portion of the December 2022 notes above the principal amount that will be settled in shares upon a conversion.
The Company can elect to settle the Series A Convertible Preferred Stock in shares, cash, or a combination of both. The Company's intent is to settle in cash and, based on current and projected liquidity needs, the Company has the ability to do so.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The computation of earnings per share is as follows:

	Three Months Ended March 31,
	2021	2020
	(dollars and share data in thousands, except per share data)
Net income (loss)	$152,066	(72,111)
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	4,562	(62,188)
Net income (loss) attributable to Cowen Inc.	147,504	(9,923)
Preferred stock dividends	1,698	1,698
Net income (loss) attributable to Cowen Inc. common stockholders	$145,806	$(11,621)

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	27,359	28,598
Performance based restricted stock	445	—
December 2022 Convertible Notes	2,659	—
Restricted stock	3,102	—
Weighted average shares used in diluted computation	33,565	28,598
Earnings (loss) per share:
Basic	$5.33	$(0.41)
Diluted	$4.34	$(0.41)

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
In general, Economic Income (Loss) is an after tax measure, which excludes the impact of deferred taxes and (i) includes management reclassifications which the Company believes provides additional insight into the performance of the Company’s core businesses and divisions (ii) eliminates the impact of consolidation for Consolidated Funds and (iii) excludes (1) goodwill and certain other impairments (2) certain other transaction-related adjustments and/or reorganization expenses and (3) certain costs associated with debt.
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
The following table sets forth operating results for the Company's consolidated US GAAP net income (loss) and related reclassifications and adjustments necessary to reconcile to the Company's Economic Income (Loss) measure which represents the Company's Op Co and Asset Co segments' results:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Economic Income
Op Co	143,858	3,650
Asset Co	(1,476)	(16,229)
Adjustments made to arrive at Income (loss) before income taxes
Non-controlling Interest	4,562	(62,188)
Preferred stock dividends	1,698	1,698
Amortization of (discount)/premium on convertible debt	(776)	(1,110)
Acquisition related amounts	(238)	—
Contingent liability adjustments	6,798	895
Debt extinguishment gain (loss)	(4,538)	—
Bargain purchase gain	3,855	—
Net Income tax effect	(1,677)	1,173
Net income (loss)	152,066	(72,111)
Economic Income (Loss) information provided and reviewed by the CODM includes (i) non-interest revenue, (ii) interest revenue, (iii) interest expense, (iv) depreciation and amortization expense and (v) income taxes (subsequent to 2020 after all available net operating losses were utilized) presented on an Economic Income (Loss) basis by Segment. The following table sets forth the included segment information on a US GAAP basis with reconciliations to consolidated amounts.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Op Co
Non-Interest Revenue	704,682	173,123
Interest Revenue	51,104	33,666
Interest Revenue, Consolidated funds	—	577
Total Revenues	755,786	207,366
Interest Expense	53,803	33,639
Interest Expense, Consolidated funds	—	1,061
Depreciation and Amortization	4,349	5,436
Income Taxes	55,085	—
Asset Co
Non-Interest Revenue	(1,668)	(10,695)
Interest Revenue	203	50
Interest Revenue, Consolidated funds	2	2
Total Revenues	(1,463)	(10,643)
Interest Expense	1,275	1,689
Interest Expense, Consolidated funds	—	—
Depreciation and Amortization	5	6
Income Taxes	(657)	—
Total Segment
Non-Interest Revenue *	703,014	162,428
Interest Revenue	51,307	33,716
Interest Revenue, Consolidated funds	2	579
Total Revenues	754,323	196,723
Interest and Dividend Expense (includes dividend expense of $2.6 million, and $3.5 million for the three months ended March 31, 2021 and 2020, respectively)	57,641	38,792
Interest and Dividend Expense, Consolidated funds (includes dividend expense of $0.2 million for the three months ended March 31, 2020)	—	1,252
Depreciation and Amortization	4,354	5,442
Income Taxes	54,428	—
* Includes dividend revenue of $8.1 million and $8.3 million for the three months ended March 31, 2021 and 2020, respectively. In addition, includes dividend revenue, consolidated funds, of $2.6 million and $3.5 million for the three months ended March 31, 2021 and 2020, respectively.
23. Regulatory Requirements
As registered broker-dealers, Cowen and Company, ATM Execution, Cowen Prime and Westminster are subject to the SEC's Uniform Net Capital Rule 15c3-1 ("SEC Rule 15c3-1"), which requires the maintenance of minimum net capital. Each registered broker-dealer has elected to compute net capital under the alternative method permitted by that rule. Under the alternative method, Cowen and Company's minimum net capital requirement, as defined in (a)(4) of SEC Rule 15c3-1, is equal to the greater of $1.0 million or 2% of aggregate debits arising from customer transactions. ATM Execution, Cowen Prime and Westminster are required to maintain minimum net capital, as defined in (a)(1)(ii) of SEC Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debits arising from customer transactions. Advances to affiliates, repayment of borrowings, distributions, dividend payments, and other equity withdrawals are subject to certain notification and other provisions of SEC Rule 15c3-1 and other regulatory bodies. Cowen Prime is registered with the SEC as an investment advisor under Advisers Act.
Cowen Prime is also subject to Commodity Futures Trading Commission ("CFTC") Regulation 1.17 ("Regulation 1.17"). Regulation 1.17 requires net capital equal to or in excess of $45,000 or the amount of net capital required by SEC Rule 15c3-1, whichever is greater. Cowen and Company is also subject to Options Clearing Corporation ("OCC") Rule 302. OCC Rule 302 requires maintenance of net capital equal to the greater of $2.0 million or 2% of aggregate debit items. At March 31, 2021, Cowen and Company had $325.9 million of net capital in excess of this minimum requirement.
Cowen International Ltd and Cowen Execution Ltd are subject to the capital requirements of the U.K. Financial Conduct Authority ("FCA"), as defined, and must exceed the minimum capital requirement set forth by the FCA.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Cowen Asia, a previously established entity, was re-registered with regulatory approval on May 17, 2019. Cowen Asia is subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources must exceed the Total Financial Resources requirement of the SFC.
As of March 31, 2021, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA or SFC requirement and excess as follows:

Subsidiary	Net Capital	Minimum Net Capital Requirement	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$332,197	$6,289	$325,908
ATM Execution	$4,951	$250	$4,701
Cowen Prime	$22,722	$250	$22,472
Westminster	$31,116	$250	$30,866
Cowen International Ltd	$39,812	$25,444	$14,368
Cowen Execution Ltd	$13,205	$3,418	$9,787
Cowen Asia	$2,272	$386	$1,886
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
In accordance with the requirements of SEC Rule 15c3-3, Cowen and Company may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of March 31, 2021, Cowen and Company had segregated approximately $13.7 million of cash, while it had no required deposit.
As a clearing broker-dealer, Cowen and Company is required to compute a reserve requirement for proprietary accounts of broker-dealers ("PAB"), as defined in SEC Rule 15c3-3. Cowen and Company conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEC Rule 15c3-3. This allows each correspondent firm that uses Cowen and Company as its clearing broker-dealer to classify its PAB account assets held at Cowen and Company as allowable assets in the correspondent's net capital calculation. At March 31, 2021, Cowen and Company had $30.3 million of cash on deposit in PAB Reserve Bank Accounts, which was more than its required deposit of $19.1 million. Cowen and Company, ATM Execution, and Cowen Prime also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
Cowen Insurance Co and Hollenfels are individually required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Malta and Luxembourg, respectively. Each company's individual solvency capital ratio calculated as of December 31 of each year must exceed a minimum requirement. As of, December 31, 2020 (the last testing date), the solvency capital ratios of both Cowen Insurance Co and Hollenfels were in excess of the minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen's captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of March 31, 2021. RCG Insurance Company’s capital and surplus as of March 31, 2021 totaled approximately $6.4 million.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
24. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's investment funds and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of March 31, 2021 and December 31, 2020, $29.3 million and $28.4 million, respectively, included in fees receivable, are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the investment funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three months ended March 31, 2021 and 2020, the amounts which the Company reimbursed the investment funds it manages were immaterial. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates, and are included in due from related parties in the accompanying condensed consolidated statements of financial condition. As of March 31, 2021 and December 31, 2020, loans to employees of $11.3 million and $9.5 million, respectively, were included in due from related parties on the accompanying condensed consolidated statements of financial condition. Of these amounts $6.7 million and $4.6 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $1.2 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively. This expense is included in employee compensation and benefits in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2021 and 2020, the interest income was $0.1 million for these related party loans and advances, and are included in interest and dividends in the accompanying condensed consolidated statements of operations.
As of December 31, 2020, included in due from related parties is $3.6 million, which is related to the sales of portions of the Company's ownership interest in the activist business of Starboard Value to the Starboard principals. It is being financed through the profits of the relevant Starboard entities over a five-year period and earns interest at 5.0% per annum. As of March 31, 2021, the balance had been repaid in full. The interest income for the three months ended March 31, 2021 was insignificant and the interest income for the three months ended March 31, 2020 was $0.1 million.
The remaining balance included in due from related parties of $9.6 million and $7.9 million as of March 31, 2021 and December 31, 2020, respectively, relates to amounts due to the Company from affiliated investment funds and real estate entities due to expenses paid on their behalf. Included in due to related parties is approximately $0.2 million and $0.2 million as of March 31, 2021 and December 31, 2020, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of March 31, 2021 and December 31, 2020, such investments aggregated $34.8 million and $84.3 million, respectively, were included in non-controlling interests on the accompanying condensed consolidated statements of financial condition. Their share of the net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds aggregated $10.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.
The Company may, at times, have unfunded commitment amounts pertaining to related parties. See Note 17 for amounts committed as of March 31, 2021.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements, which have not been disclosed, as of March 31, 2021 and December 31, 2020. Through indemnification provisions in clearing agreements with clients, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
The Company enters into secured and unsecured borrowing agreements to obtain funding necessary to cover daily securities settlements with clearing corporations. At times, funding is required for unsettled customer delivery versus payment and riskless principal transactions, as well as to meet deposit requirements with clearing organizations. Secured arrangements are

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
collateralized by the securities. The Company maintains uncommitted financing arrangements with large financial institutions, the details of which are summarized below as of March 31, 2021.

Lender	Contractual Amount	Available Amount	Maturity Date	Description
Pledge Lines	(dollars in thousands)
BMO Harris Bank	$75,000	$75,000	None	Secured Tri-Party Pledge Facility
BMO Harris Bank	150,000	150,000	None	Secured Depository Trust Company Pledge Line
Total	225,000	225,000

Spike Line
BMO Harris Bank Canadian Imperial Bank of Commerce Texas Capital Bank, in syndication	70,000	70,000	August 20, 2021	Unsecured committed spike line facility to cover short term increases in National Securities Clearing Corporation margin deposit requirements
Revolving Credit Facility
Morgan Stanley	25,000	25,000	March 24, 2026	Unsecured Corporate Revolver

Total Credit Lines	$320,000	$320,000

26. Subsequent Events
On April 27, 2021 the Board of Directors declared a quarterly cash dividend payable on its common stock of $0.10 per common share, payable on June 15, 2021, to stockholders of record on June 1, 2021. During the same meeting, the Board of Directors also approved a $25.0 million increase in the Company's share repurchase program (see Note 19) bringing the total remaining shares available for repurchase to $50.0 million.
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no other subsequent events requiring adjustment or disclosure in the condensed consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
         The discussion contains forward-looking statements, which involve numerous risks and uncertainties, including, but not limited to, those described in the sections titled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K") and in Item 1A of this Quarterly Report on Form 10-Q, many of which risks are currently elevated by, and may or will continue to be elevated by, the COVID-19 pandemic. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and related notes of Cowen Inc. included elsewhere in this quarterly report. Actual results may differ materially from those contained in any forward-looking statements.
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
The CIM division is the Company's investment management business, which operates primarily under the Cowen Investment Management name. CIM offers innovative investment products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act") since 1997. The Company's investment management business offers investors access to a number of strategies to meet their specific needs including private healthcare investing, private sustainable investing, healthcare royalties, activism and merger arbitrage. A portion of the Company’s capital is invested alongside the Company's investment management clients. The Company has also invested capital in its insurance and reinsurance businesses.
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
•Investment performance.  Our revenues from incentive income and carried interest allocations are linked to the performance of the investment funds and accounts that we manage. Performance also affects assets under management because it influences investors' decisions to invest assets in, or withdraw assets from, the investment funds and accounts managed by us.
•Fee and allocation rates.  Our management fee revenues are linked to the management fee rates we charge as a percentage of contributed and invested capital. Our incentive income revenues are linked to the rates we charge as a percentage of performance-driven asset growth. Our incentive allocations are generally subject to "high-water marks," whereby incentive income is generally earned by us only to the extent that the net asset value of an investment fund at the end of a measurement period exceeds the highest net asset value as of the end of the earlier measurement period for which we earned incentive income. Our incentive allocations, in some cases, are subject to performance hurdles. Additionally, our revenues from management fees are directly linked to assets under management. Positive performance in our legacy funds increases assets under management which results in higher management fees.
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
Basis of Presentation
The unaudited condensed financial statements of the Company in this Form 10-Q are prepared in accordance with Generally Accepted Accounting Principles in the United States ("US GAAP") as promulgated by the Financial Accounting Standards Board ("FASB") through Accounting Standards Codification (the "Accounting Standards") as the source of authoritative accounting principles in the preparation of financial statements and include the accounts of the Company, its subsidiaries, and entities in which the Company has a controlling financial interest or a substantive, controlling general partner interest. All material intercompany transactions and balances have been eliminated in consolidation. Certain fund entities that are consolidated in the condensed consolidated financial statements, are not subject to these consolidation provisions with respect to their own investments pursuant to their specialized accounting.
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
During the first quarter of 2021, the Company changed the presentation of certain income streams on its condensed consolidated statements of operations by moving the income streams from Other income - net gains (losses) on securities, derivatives and other investments to Revenues. Additionally, the Company moved proprietary trading gains and losses generated by the Company’s broker dealer entities from Brokerage revenue to Investment income (loss) – securities principal transactions, net.
The Company believes that these presentation changes provide a better representation of the Company’s operating results as it is used by management to monitor the Company’s financial performance and is consistent with industry practice. The changes in presentation have no impact on net income and prior period amounts have been recast to reflect such changes in presentation.
Acquisition
On February 26, 2021, the Company, through its indirect wholly owned subsidiary, Cowen Malta Holdings Ltd., completed the acquisition of all of the outstanding equity interest of Axeria Insurance Limited, an insurance company organized under the laws of Malta whose principal business activity is to provide insurance coverage to third parties Axeria Insurance Limited was renamed Cowen Insurance Company Ltd upon acquisition.
Expenses
The Company's expenses consist of compensation and benefits, insurance and reinsurance costs, general, administrative and other, and Consolidated Funds expenses.
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
•Insurance and Reinsurance claims, commissions and amortization of deferred acquisition costs. Insurance and reinsurance-related expenses reflect loss and claim reserves, acquisition costs and other expenses incurred with respect to our insurance and reinsurance operations.
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
Investment Fund Performance and Assets Under Management
For the three months ended March 31, 2021, the Company's activist and merger arbitrage investment strategies (including the merger arbitrage-focused UCITS Fund) had positive results. The Company's healthcare royalty strategy is now making allocations from the strategy's fourth fund. Our private healthcare strategy is now deploying capital from its third fund, having made twenty three investments by the end of the three months ended March 31, 2021, with a pipeline of opportunities ahead. Finally, our sustainable investing strategy had its final closing and is now deploying capital, with two investments made as of March 31, 2021, with a pipeline of opportunities ahead. The liquidation of certain multi-strategy hedge funds advised by the Company also continues.
As of March 31, 2021, the Company had assets under management of $14 billion.

Capability	Private Healthcare Investments	Healthcare Royalties	Activism	Merger Arbitrage	Sustainability	Other (a)
(dollars in millions)
AUM	$946	$3,653	$6,871	$345	$1,476	$739
Team
Private Equity	✓	✓			✓
Hedge Fund			✓	✓
Managed Account		✓	✓	✓	✓
UCITS				✓
Other						✓
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
As of March 31, 2021, the Company's invested capital amounted to a net value of $928.5 million (supporting a long market value of $1,028.4 million), representing approximately 84% of Cowen's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen's stockholders' equity as of March 31, 2021. The total net values presented in the table below do not tie to Cowen's condensed consolidated statement of financial condition as of March 31, 2021 because they represent only some of the line items in the accompanying condensed consolidated statement of financial condition.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Op Co
Broker-dealer capital and related trading	$642.9	58%
Public and Private Healthcare	68.0	6%
Liquid Alternative Trading	79.8	7%
Other	9.3	1%
Asset Co
Private Investments	128.5	12%
Total	928.5	84%
Cowen Inc. Stockholders' Equity	$1,106.9
The allocations shown in the table above will change over time.
Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) (which is a non-GAAP measure) of our Op Co and Asset Co segments follows the discussion of our total consolidated US GAAP results.

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

	Condensed Consolidated Statements of Operations
	Three Months Ended March 31,		Period to Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$304,834	$105,028	$199,806	190%
Brokerage	173,737	141,377	32,360	23%
Investment income (loss)
Securities principal transactions, net	63,965	(31,045)	95,010	(306)%
Portfolio fund principal transactions, net	15,403	(2,818)	18,221	(647)%
Carried interest allocations	96,769	(11,544)	108,313	(938)%
Total investment income (loss)	176,137	(45,407)	221,544	(488)%
Management fees	25,742	11,604	14,138	122%
Incentive income	2,258	—	2,258	#DIV/0!
Interest and dividends	59,388	42,077	17,311	41%
Reimbursement from affiliates	288	261	27	10%
Insurance and reinsurance premiums	7,117	10,471	(3,354)	(32)%
Other revenues	8,169	1,321	6,848	518%
Consolidated Funds revenues	(3,347)	(70,009)	66,662	(95)%
Total revenues	754,323	196,723	557,600	283%
Interest and dividends expense	57,641	38,792	18,849	49%
Total net revenues	696,682	157,931	538,751	341%
Expenses
Employee compensation and benefits	388,196	124,428	263,768	212%
Insurance and reinsurance claims, commissions and amortization of deferred acquisition costs	6,455	10,430	(3,975)	(38)%
Operating, general, administrative and other expenses	102,874	88,139	14,735	17%
Depreciation and amortization expense	4,354	5,442	(1,088)	(20)%
Consolidated Funds expenses	271	2,714	(2,443)	(90)%
Total expenses	502,150	231,153	270,997	117%
Other income (loss)
Net gains (losses) on other investments	12,645	(62)	12,707	(20,495)%
Bargain purchase gain, net of tax	3,855	—	3,855	NM
Gain/(loss) on debt extinguishment	(4,538)	—	(4,538)	NM
Total other income (loss)	11,962	(62)	12,024	(19,394)%
Income (loss) before income taxes	206,494	(73,284)	279,778	(382)%
Income tax expense (benefit)	54,428	(1,173)	55,601	(4,740)%
Net income (loss)	152,066	(72,111)	224,177	(311)%
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	4,562	(62,188)	66,750	(107)%
Net income (loss) attributable to Cowen Inc.	147,504	(9,923)	157,427	(1,586)%
Preferred stock dividends	1,698	1,698	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$145,806	$(11,621)	$157,427	(1,355)%
Revenues
Investment Banking
Investment banking revenues increased $199.8 million to $304.8 million for the three months ended March 31, 2021 compared with $105.0 million in the prior year period. During the three months ended March 31, 2021, the Company completed 62 underwriting transactions, 21 strategic advisory transactions and 5 debt capital markets transactions. During the three months ended March 31, 2020, the Company completed 28 capital markets transactions, 12 strategic advisory transactions and three debt capital markets transactions.

Brokerage
Brokerage revenues increased $32.3 million to $173.7 million for the three months ended March 31, 2021 compared with $141.4 million in the prior year period. This was attributable to an increase in Institutional Brokerage, primarily Special Situations, Cash, and Electronic commission revenue and an increase in Institutional Services, primarily Prime Brokerage. Customer trading volumes across the industry (according to Bloomberg) increased 33% for the quarter ended March 31, 2021 compared to the prior year period.
Investment Income (loss)
Securities principal transactions, net
Principal transactions, net increased $95.0 million to $64.0 million for the three months ended March 31, 2021 compared with a loss of $31.0 million in the prior year period. The increase in securities principal transactions, net was primarily attributable to the increase in performance in our merchant banking investments (AppHarvest, Kaleyra, Dermtech), healthcare investments (public strategy), special purpose acquisition companies, securities finance and merger strategies.
Portfolio fund principal transactions, net
Portfolio fund investment income (loss) increased $18.2 million to $15.4 million for the three months ended March 31, 2021 compared with a loss of $2.8 million in the prior year period. The increase is primarily related to gains in the Cowen Healthcare and Cowen Sustainable funds.
Carried interest allocations
Carried interest allocations increased $108.3 million to $96.8 million for the three months ended March 31, 2021 compared with a loss of $11.5 million in the prior year period. The primary driver of the increase was our healthcare and sustainable investment funds.
Management Fees
Management fees increased $14.1 million to $25.7 million for the three months ended March 31, 2021 compared with $11.6 million in the prior year period. This increase is primarily related to our sustainable investments business.
Incentive Income
Incentive income increased to $2.3 million for the three months ended March 31, 2021. This increase was related to income earned in our merger fund.
Interest and Dividends
Interest and dividends increased $17.3 million to $59.4 million for the three months ended March 31, 2021 compared with $42.1 million in the prior year period. Interest and dividends amounts are primarily attributable to securities finance activity. The increase in the securities finance activity is due to higher customer demand which has created more matched book opportunities for international securities.
Reimbursements from Affiliates
Reimbursements from affiliates remained fairly flat at $0.3 million for the three months ended March 31, 2021 compared with $0.3 million in the prior year period.
Insurance and Reinsurance Premiums
Insurance and reinsurance premiums decreased $3.4 million to $7.1 million for the three months ended March 31, 2021 compared with $10.5 million in the prior year period. This decrease is because premiums from policies that were not renewed in 2020 outweighed premiums from new policies in 2020; the decrease was partially offset by the positive net premium from Cowen Insurance Company.
Other Revenues
Other revenues increased $6.9 million to $8.2 million for the three months ended March 31, 2021 compared with $1.3 million in the prior year period. The increase relates to an increase in board monitoring fees from our private equity business.
Consolidated Funds Revenues
Consolidated Funds revenues increased $66.7 million to a loss of $3.3 million for the three months ended March 31, 2021 compared with a loss of $70.0 million in the prior year period. The increase is due to the losses in the prior period related to the

UCITS fund as the merger strategy experienced significant challenges in Q1 2020. The UCITs fund was deconsolidated during the second quarter of 2020. The amounts shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Interest and Dividends Expense
Interest and dividends expense increased $18.8 million to $57.6 million for the three months ended March 31, 2021 compared with $38.8 million in the prior year period. Interest and dividends amounts are primarily attributable to securities finance activities. There was an increase in the securities finance activity due to higher customer demand which has created more matched book opportunities for international securities.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $263.8 million to $388.2 million for the three months ended March 31, 2021 compared with $124.4 million in the prior year period. The increase is primarily due to $557.6 million higher total revenues as well as an increase of $12.0 million in other income (loss) during 2021 as compared to 2020 and thus resulting in a higher compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 51% for the three months ended March 31, 2021, compared with 63% in the prior year period.
Insurance and Reinsurance Claims and Commissions
Insurance and reinsurance-related expenses decreased $3.9 million to $6.5 million for the three months ended March 31, 2021 compared with $10.4 million in the prior year period. The decrease is mainly due to a reduction in the claims provision stemming from fewer policies being in force during 2020.
Operating, General, Administrative and Other Expenses
Operating, general, administrative and other expenses increased $14.8 million to $102.9 million for the three months ended March 31, 2021 compared with $88.1 million in the prior year period. The increase is primarily related to higher brokerage and trade execution costs as well as higher underwriting fees, due to higher brokerage and investment banking revenues, offset only partially by decreased marketing and business development expenses and occupancy costs.
Depreciation and Amortization Expenses
Depreciation and amortization expenses decreased $1.0 million to $4.4 million for the three months ended March 31, 2021 compared with $5.4 million in the prior year period. The decrease is primarily related certain intangible assets being fully amortized in the first quarter of 2021.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $2.4 million to $0.3 million for the three months ended March 31, 2021 compared with $2.7 million in the prior year period. The decrease is due to the deconsolidation of one fund during 2021. The amounts shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Other Income (Loss)
Other income (loss) increased $11.9 million to $12.0 million for the three months ended March 31, 2021 compared with a loss of $0.1 million in the prior year period. The increase in other income (loss), which primarily represents our equity method investments, was primarily attributable to the increase in performance in our activist investments.
Income Taxes
Income tax expense increased $55.6 million to $54.4 million for the three months ended March 31, 2021 compared with an income tax benefit of $1.2 million in the prior year period. This change is primarily attributable to the change in the Company’s income before income taxes for the respective periods.
Net Income (Loss) Attributable to Non-controlling Interests
Net income (loss) attributable to non-controlling interests increased $66.8 million to $4.6 million for the three months ended March 31, 2021 compared with a loss of $62.2 million in the prior year period. The increase was primarily the result losses in the first quarter of 2020 related to weaker performance in the UCITS fund, which was deconsolidated during the second quarter of 2020. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company accrued $1.7 preferred stock dividends for the periods ended March 31, 2021 and 2020, respectively.
Segment Analysis, Economic Income (Loss) and related components
Economic Income (Loss) and related components
The Company presents supplemental financial measures that are not prepared in accordance with US GAAP. These non-GAAP financial measures include (i) Pre-tax Economic Income (Loss) (ii) Economic Income (Loss), (iii) Economic Operating Income (Loss), (iv) Economic Proceeds and related components, (v) Net Economic Proceeds and related components, (vi) Economic Expenses and related components and (vii) related per share measures. The Company believes that these non-GAAP financial measures, viewed in addition to, and not in lieu of, the Company’s reported US GAAP results, provide useful information to investors and analysts regarding its performance and overall results of operations as it presents investors and analysts with a supplemental operating view of the Company’s financials to help better inform their analysis of the Company’s performance.
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
The Company’s primary non-GAAP financial measures of profit or loss are Pre-tax Economic Income (Loss), Economic Income (Loss) and Economic Operating Income (Loss). Pre-tax Economic Income (Loss) is a pre-tax measure which (i) includes management reclassifications which the Company believes provides additional insight on the performance of the Company’s core businesses and divisions; (ii) eliminates the impact of consolidation for Consolidated Funds; and excludes (iii) goodwill and intangible impairment, (iv) certain other transaction-related adjustments and/or reorganization expenses, as well as (v) certain costs associated with debt. Economic Income (Loss) is a similar measure, but after tax, which includes the Company’s income tax expense or benefit [calculated on Pre-tax Economic Income (Loss)] once all currently available net operating losses have been utilized (this occurred during tax year 2020) and is presented after preferred dividends. Economic Operating Income (Loss) is a similar measure to Economic Income (Loss), but before depreciation and amortization expenses. The Company believes that these non-GAAP financial measures provide analysts and investors transparency into the measures of profit and loss management uses to evaluate the financial performance of and make operating decisions for the segments including determining appropriate compensation levels. Additionally, the measures provide investors and analysts with additional insight into the activities of the Company’s core businesses, taking into account, among other things, the impact of minority investment stakes, securities borrowing and lending activities and expenses from investment banking activities on US GAAP reported results. The Company presents Pre-tax Economic Income (Loss) in addition to Economic Income (Loss) and Economic Operating Income (Loss) to provide insight to investors and analysts on how the Company manages its tax position over time.
In addition to Pre-tax Economic Income (Loss), Economic Income (Loss) and Economic Operating Income (Loss), the Company also presents Economic Proceeds, Net Economic Proceeds, Economic Expenses, as well as their related components. These measures include management reclassifications and the elimination of the impact of the consolidation for Consolidated funds as described above. These adjustments are meant to provide comparability to our peers as well as to provide investors and analysts with transparency into how the Company manages its operating businesses and how analysts and investors review and analyze the Company’s and its peers’ similar lines of businesses. For example, among others, within the Company’s Op Co business segment, investors and analysts typically review and analyze the performance of investment banking revenues net of underwriting expenses and excluding the impact of reimbursable expenses. Additionally, the performance of the Company’s Markets business is typically analyzed as a unit incorporating commissions, interest from securities financing transactions and gains and losses from proprietary and facilitation trading. The Company’s investment management business performance is analyzed and reviewed by investors and analysts through investment income, incentive income and management fees. The presentation of Economic Proceeds, Net Economic Proceeds, Economic Expenses as well as their related components align with these and other examples of how the Company’s business activities and performance are reviewed by analysts and investors in addition to providing simplification related to legacy businesses and investments for which the Company maintains long-term monetization strategies . Additionally, the Company manages its operating businesses to an Economic Compensation-to-Proceeds ratio. Presentation of Economic Compensation Expense and Economic Proceeds provides transparency in addition to the Company’s US GAAP Compensation Expense.
Reconciliations to comparable US GAAP measures are presented along with the Company’s Non-GAAP financial measures. The non-GAAP measures presented herein may not be comparable to similarly titled measures presented by other public companies and are not identical to corresponding measures used in our various agreements or public filings.
These Non-GAAP measures should not be considered in isolation or as a substitute for revenue, expenses, income (loss) before income taxes, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with US GAAP. As a result of the adjustments made to arrive at these Non-GAAP measures described below, these Non-GAAP measures have limitations in that they do not take into account certain items included or excluded under US GAAP, including its consolidated funds.
For a reconciliation of US GAAP net income (loss) to Pre-tax Economic Income (Loss), Economic Income (Loss) and Economic Operating Income (Loss) for the periods presented and additional information regarding the reconciling adjustments discussed above, see the following section "Reconciliation of US GAAP (Unaudited) to Non-GAAP Measures".
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
Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
Total Economic Operating Income (Loss) was $145.6 million for the three months ended March 31, 2021, an increase of $152.7 million compared to Economic Operating Income (Loss) of $7.1 million in the prior year period. Total Economic Income (Loss) was $142.4 million for the three months ended March 31, 2021, an increase of $155.0 million compared to Economic Income (Loss) of $12.6 million in the prior year period. Total Pre-tax Economic Income (Loss) was $196.8 million for the three months ended March 31, 2021, an increase of $207.7 million compared to Pre-tax Economic Income (Loss) of $(10.9) million in the prior year period.
Economic Proceeds included in total Economic Income (Loss) were $687.4 million for the three months ended March 31, 2021, an increase of $476.8 million compared to $210.6 million in the prior year period. This was primarily related to an increase in investment banking, brokerage revenues and incentive income.

Operating Company Segment
Economic Proceeds

	Three Months Ended March 31,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Economic Proceeds
Investment banking	$293,488	$99,197	$194,291	196%
Brokerage	221,848	132,672	89,176	67%
Management fees	26,884	13,116	13,768	105%
Incentive income (loss)	109,925	(1,942)	111,867	(5,760)%
Investment income (loss)	31,918	(19,449)	51,367	(264)%
Other income (loss) economic proceeds	1,164	562	602	107%
Total: Economic Proceeds	685,227	224,156	461,071	206%
Economic Interest Expense	5,943	6,343	(400)	(6)%
Net Economic Proceeds	$679,284	$217,813	$461,471	212%
Economic Proceeds The Op Co segment economic proceeds included in Economic Income (Loss) were $685.2 million for the three months ended March 31, 2021, an increase of $461.0 million compared to $224.2 million in the prior year period.
Investment Banking Economic Proceeds increased $194.3 million to $293.5 million for the three months ended March 31, 2021 compared with $99.2 million in the prior year period. During the three months ended March 31, 2021, the Company completed 62 underwriting transactions, 21 strategic advisory transactions and 5 debt capital markets transactions. During the three months ended March 31, 2020, the Company completed 28 capital markets transactions, 12 strategic advisory transactions and three debt capital markets transactions.
Brokerage Economic Proceeds increased $89.1 million to $221.8 million for the three months ended March 31, 2021, compared with $132.7 million in the prior year period. This was attributable to an increase in Institutional Brokerage, primarily Special Situations, Cash, and Electronic commission revenue and an increase in Institutional Services, primarily Prime Brokerage. Customer trading volumes across the industry (according to Bloomberg) increased 33% for the quarter ended March 31, 2021 compared to the prior year period.
Management Fees Economic Proceeds for the segment increased $13.8 million to $26.9 million for the three months ended March 31, 2021 compared with $13.1 million in the prior year period. This increase is primarily related to our sustainable investments business.
Incentive Income (Loss) Economic Proceeds for the segment increased $111.8 million to $109.9 million for the three months ended March 31, 2021 compared with a loss of $1.9 million in the prior year period. This increase was primarily related to an increase in performance fees from our sustainable and healthcare investments businesses.
Investment Income (Loss) Economic Proceeds for the segment increased $51.4 million to $31.9 million for the three months ended March 31, 2021 compared with a loss of $19.4 million in the prior year period. The increase primarily relates to an increase in performance investments across most of our strategies including activist, healthcare, merger arbitrage, merchant banking and sustainability.
Other Income (Loss) Economic Proceeds for the segment increased $0.6 million to $1.2 million for the three months ended March 31, 2021 compared with $0.6 million in the prior year period. The increase comes from the Company's insurance business where reductions in reinsurance premiums have been offset by insurance premiums from Cowen Insurance Company Limited (CICL), which was acquired during the quarter, and improvements in reinsurance loss provisions.
Economic Interest Expenses were $5.9 million for the three months ended March 31, 2021, a decrease of $0.4 million compared with $6.3 million in the prior year period.
Net Economic Proceeds were $679.3 million for the three months ended March 31, 2021, an increase of $461.5 million compared with $217.8 million in the prior year period.

Economic Expenses

	Three Months Ended March 31,		Total Period-to-Period
	2021	2020	$ Change	% Change
Economic Expenses	(dollars in thousands)
Employee compensation and benefits	$385,578	$125,006	$260,572	208%
Non-Compensation Expense	89,415	80,631	8,784	11%
Depreciation & Amortization	3,183	5,428	(2,245)	(41)%
Non-Controlling Interest	1,467	1,740	(273)	(16)%
Total: Economic Expenses	$479,643	$212,805	$266,838	125%
Economic Expenses were $479.6 million for the three months ended March 31, 2021, an increase of $266.8 million compared with $212.8 million in the prior year period.
Economic Compensation Expenses were $385.6 million compared to $125.0 million in the prior year period. The increase was due to higher revenues. The economic compensation-to-proceeds ratio remained flat at 56.3% compared to the prior year period.
Economic Non-compensation Expenses Fixed non-compensation expense increased only $0.1 million to $37.5 million for the three months ended March 31, 2021 compared with $37.3 million in the prior year period. Variable non-compensation expense which primarily are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $8.6 million to $51.9 million for the three months ended March 31, 2021 compared with $43.3 million in the prior year period. The increase is related to increased brokerage and trade execution costs partially offset by lower marketing and business development costs.
Economic Depreciation and Amortization Expenses decreased to $3.2 million for the three months ended March 31, 2021 compared with $5.4 million in the prior year period. The decrease is primarily related certain intangible assets being fully amortized in the first quarter of 2021.
Economic Non-controlling interests decreased by $0.2 million to $1.5 million for the three months ended March 31, 2021 compared with $1.7 million in the prior year period. Non-controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
Economic Income and Economic Operating Income

	Three Months Ended March 31,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Pre-tax Economic Income (Loss)	$198,475	$5,008	$193,467	3863%
Economic income tax expense *	53,191	—	53,191	NA
Preferred dividends	1,426	1,358	68	5%
Economic Income (Loss) *	143,858	3,650	140,208	3841%
Add back: Depreciation and amortization expense, net of taxes	3,183	5,428	(2,245)	(41)%
Economic Operating Income (Loss)	$147,041	$9,078	$137,963	1,520%
* Economic Income (Loss) is presented net of associated taxes, starting in the first quarter of 2021, as the Company utilized all available net operating losses during 2020.

Asset Co Segment

	Three Months Ended March 31,		Total Period-to-Period
	2021	2020	$ Change	% Change
Economic Proceeds	(dollars in thousands)
Management fees	$316	$204	$112	55%
Incentive income (loss)	(1,214)	(2,144)	930	(43)%
Investment income (loss)	3,090	(11,655)	14,745	(127)%
Other income (loss) economic proceeds	(1)	—	(1)	NM
Total: Economic Proceeds	2,191	(13,595)	15,786	(116)%
Economic Interest Expense	1,090	1,435	(345)	(24)%
Net Economic Proceeds	$1,101	$(15,030)	$16,131	(107)%
Economic Proceeds The Asset Co segment proceeds included in Economic Income (Loss) were $2.2 million for the three months ended March 31, 2021, an increase of $15.8 million compared with negative proceeds (due to losses) of $13.6 million in the prior year period.
Management Fees Economic Proceeds for the segment increased $0.1 million to $0.3 million for the three months ended March 31, 2021 compared with $0.2 million in the prior year period. This increase was related to an increase in management fees from the Company's multi-strategy business.
Incentive Income (Loss) Economic Proceeds for the segment increased $0.9 million to a loss of $1.2 million for the three months ended March 31, 2021 compared with a loss of $2.1 million in the prior year period. This increase was related to an increase in performance fees from the Company's multi-strategy business.
Investment Income (Loss) Economic Proceeds for the segment increased $14.8 million to $3.1 million for the three months ended March 31, 2021, compared with a loss of $11.7 million in the prior year period. The increase primarily relates to an impairment of an equity method investment and decreased performance of our multi-strat fund which occurred in the first quarter of 2020.
Economic Interest Expenses were $1.1 million for the three months ended March 31, 2021, a decrease of $0.3 million compared with $1.4 million in the prior year period.
Net Economic Proceeds for the segment were $1.1 million for the three months ended March 31, 2021, an increase of $16.1 million compared with negative proceeds (due to losses) of $15.0 million in the prior year period.

Economic Expenses

	Three Months Ended March 31,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Economic Expenses
Employee compensation and benefits	$2,819	$699	$2,120	303%
Non-Compensation Expense	(79)	154	(233)	(151)%
Depreciation & Amortization	3	6	(3)	(50)%
Total: Economic Expenses	$2,743	$859	$1,884	219%

Economic Expenses were $2.7 million for the three months ended March 31, 2021, an increase of $1.8 million compared to $0.9 million in the prior year period.
Economic Compensation Expenses were $2.8 million for the three months ended March 31, 2021, compared to $0.7 million in the prior year period. The increase was due to higher revenues related to investment income losses.
Economic Non-compensation Expenses Fixed non-compensation expense decreased $0.2 million to and expense credit of $0.1 million for the three months ended March 31, 2021 compared with $0.1 million in the prior year period. The decrease is primarily related to decreased professional, advisory and other fees. Variable non-compensation expenses are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities.

Economic Depreciation and Amortization Expenses remained fairly flat for the three months ended March 31, 2021 compared to the prior year period and relates to costs allocated from general company assets.
Economic Income and Economic Operating Income

	Three Months Ended March 31,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Pre-tax Economic Income (Loss)	$(1,644)	$(15,889)	$14,245	(90)%
Economic income tax expense *	(440)	—	(440)	NM
Preferred dividends	272	340	(68)	(20)%
Economic Income (Loss) *	(1,476)	(16,229)	14,753	(91)%
Add back: Depreciation and amortization expense, net of taxes	3	6	(3)	(50)%
Economic Operating Income (Loss)	$(1,473)	$(16,223)	$14,750	(91)%
* Economic Income (Loss) is presented net of associated taxes, starting in the first quarter of 2021, as the Company utilized all available net operating losses during 2020.

Reconciliation of US GAAP to Non-GAAP Measures for the three months ended March 31, 2021 and 2020
The following tables reconciles total US GAAP Revenues to total Economic Proceeds for the three months ended March 31, 2021 and 2020:

		(unaudited)
		Three Months Ended March 31, 2021
(Dollar amounts in thousands)		Investment Banking	Brokerage	Investment Income	Management Fees	Incentive Income	Interest and Dividends	Reimbursement from Affiliates	Reinsurance premiums	Other revenues	Consolidated Funds Revenues	Other Income (Loss)	Total
Total US GAAP Revenues and Other Income (Loss)		$304,834	$173,737	$176,137	$25,742	$2,258	$59,388	$288	$7,117	$8,169	$(3,347)	$11,962	$766,285
Management Presentation Reclassifications:
Underwriting expenses	a	(6,915)	—	—	—	—	—	—	—	—	—	—	(6,915)
Reimbursable client expenses	b	(4,431)	—	—	—	—	—	(288)	—	—	—	—	(4,719)
Securities financing interest expense	c	—	1,435	—	—	—	(41,801)	—	—	—	—	—	(40,366)
Fund start-up costs and distribution fees	d	—	(158)	—	(4,074)	—	—	—	—	(635)	—	—	(4,867)
Certain equity method investments	e	—	—	—	3,480	9,643	—	—	—	—	—	(10,830)	2,293
Carried interest	f	—	—	(96,769)	—	97,039	—	—	—	—	—	—	270
Proprietary trading, interest and dividends	g	—	14,622	(35,393)	—	(326)	(4,096)	—	—	(235)	—	13,818	(11,610)
Insurance related activities expenses	h	—	—	—	—	—	—	—	(7,117)	662	—	—	(6,455)
Facilitation trading gains and losses	i	—	32,212	(8,967)	—	—	(13,491)	—	—	—	—	(12,966)	(3,212)
Total Management Presentation Reclassifications:		(11,346)	48,111	(141,129)	(594)	106,356	(59,388)	(288)	(7,117)	(208)	—	(9,978)	(75,581)
Fund Consolidated Reclassifications	l	—	—	—	2,052	97	—	—	—	—	3,347	(2,667)	2,829
Income Statement Adjustments:
Acquisition related amounts	n	—	—	—	—	—	—	—	—	(6,798)	—	(3,855)	(10,653)
Debt extinguishment	p	—	—	—	—	—	—	—	—	—	—	4,538	4,538
Total Economic Proceeds		$293,488	$221,848	$35,008	$27,200	$108,711	$—	$—	$—	$1,163	$—	$—	$687,418

		(unaudited)
		Three Months Ended March 31, 2020
(Dollar amounts in thousands)		Investment Banking	Brokerage	Investment Income	Management Fees	Incentive Income	Interest and Dividends	Reimbursement from Affiliates	Reinsurance premiums	Other revenues	Consolidated Funds Revenues	Other Income (Loss)	Total
Total US GAAP Revenues and Other Income (Loss)		$105,028	$141,377	$(45,407)	$11,604	$—	$42,077	$261	$10,471	$1,321	$(70,009)	$(62)	$196,661
Management Presentation Reclassifications:
Underwriting expenses	a	(3,640)	—	—	—	—	—	—	—	—	—	—	(3,640)
Reimbursable client expenses	b	(2,191)	—	—	—	—	—	(286)	—	—	—	—	(2,477)
Securities financing interest expense	c	—	5,284	—	—	—	(27,190)	—	—	—	—	—	(21,906)
Fund start-up costs and distribution fees	d	—	—	—	(2,011)	—	—	—	—	(260)	—	—	(2,271)
Certain equity method investments	e	—	—	—	3,049	6,601	—	—	—	—	—	(7,913)	1,737
Carried interest	f	—	—	11,085	—	(10,687)	—	—	—	—	—	—	398
Proprietary trading, interest and dividends	g	—	3,144	(19,209)	—	—	(7,910)	—	—	(533)	11,110	7,975	(5,423)
Insurance related activities expenses	h	—	—	—	—	—	—	—	(10,471)	34	—	—	(10,437)
Facilitation trading gains and losses	i	—	(17,133)	22,427	—	—	(6,977)	—	—	—	—	—	(1,683)
Total Management Presentation Reclassifications:		(5,831)	(8,705)	14,303	1,038	(4,086)	(42,077)	(286)	(10,471)	(759)	11,110	62	(45,702)
Fund Consolidated Reclassifications	l	—	—	—	678	—	—	25	—	—	58,899	—	59,602
Total Economic Proceeds		$99,197	$132,672	$(31,104)	$13,320	$(4,086)	$—	$—	$—	$562	$—	$—	$210,561

The following table reconciles total US GAAP interest and dividends expense to total Economic Interest Expense for the three months ended March 31, 2021and 2020:

		(unaudited)
		Three Months Ended March 31,
(Dollar amounts in thousands)		2021	2020
Total US GAAP Interest & Dividend Expense		$57,641	$38,792
Management Presentation Reclassifications:
Securities financing interest expense	c	(40,366)	(21,906)
Proprietary trading gains and losses	g	(6,254)	(6,315)
Facilitation trading gains and losses	i	(3,212)	(1,683)
Total Management Presentation Reclassifications:		(49,832)	(29,904)
Income Statement Adjustments:
Amortization of discount/(premium) on debt	m	(776)	(1,110)
Total Economic Interest Expense		$7,033	$7,778

The following tables reconcile total US GAAP Expenses and non-controlling interests to total Economic Expenses for the three months ended March 31, 2021and 2020:

		(unaudited)
		Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
(Dollar amounts in thousands)		Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total	Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total
Total US GAAP		$388,196	$113,954	$4,562	$506,712	$124,428	$106,725	$(62,188)	$168,965
Management Presentation Reclassifications:
Underwriting expenses	a	—	(6,915)	—	(6,915)	—	(3,640)	—	(3,640)
Reimbursable client expenses	b	—	(4,719)	—	(4,719)	—	(2,477)	—	(2,477)
Fund start-up costs and distribution fees	d	—	(4,867)	—	(4,867)	—	(2,271)	—	(2,271)
Certain equity method investments	e	—	2,293	—	2,293	—	1,737	—	1,737
Carried interest	f	—	270	—	270	—	398	—	398
Proprietary trading, interest and dividends	g	—	2,306	(7,662)	(5,356)	—	1,021	(129)	892
Insurance related activities expenses	h	—	(6,455)	—	(6,455)	—	(10,437)	—	(10,437)
Associated partner/banker compensation	j	548	(548)	—	—	1,624	(1,624)	—	—
Management company non-Controlling interest	k	(347)	(1,120)	1,467	—	(347)	(1,394)	1,741	—
Total Management Presentation Reclassifications:		201	(19,755)	(6,195)	(25,749)	1,277	(18,687)	1,612	(15,798)
Fund Consolidated Reclassifications	l	—	(271)	3,100	2,829	—	(2,714)	62,316	59,602
Income Statement Adjustments:
Acquisition related amounts	n	—	(238)	—	(238)	—	895	—	895
Total Income Statement Adjustments:		—	(238)	—	(238)	—	895	—	895
Total Economic Expenses		$388,397	$93,690	$1,467	$483,554	$125,705	$86,219	$1,740	$213,664

The following table reconciles US GAAP Net Income (loss) Attributable to Cowen Inc. Common Stockholders to Pre-tax Economic Income (Loss), Economic Income (loss), and Economic Operating Income (loss) for the three months ended March 31, 2021and 2020:

		(unaudited)
		Three Months Ended March 31,
(Dollar amounts in thousands)		2021	2020

US GAAP Net income (loss) attributable to Cowen Inc. common stockholders		$145,806	$(11,621)
Income Statement Adjustments:
US GAAP Income tax expense (benefit)	o	54,428	(1,173)
Amortization of discount (premium) on debt	m	776	1,110
Debt extinguishment	n	4,538	—
Bargain purchase gain	p	(3,855)	—
Contingent liability adjustments	n	(6,798)	(895)
Acquisition related amounts	n	238	—
Preferred dividends	q	1,698	1,698
Pre-tax Economic Income (Loss)		196,831	(10,881)
Economic income tax expense *		(52,751)	—
Preferred dividends		(1,698)	(1,698)
Economic Income (Loss) *		142,382	(12,579)
Add back: Depreciation and amortization expense, net of taxes		3,186	5,434
Economic Operating Income (Loss)		$145,568	$(7,145)

* Economic Income (Loss) is presented net of associated taxes, starting in the first quarter of 2021, as the Company utilized all available net operating losses during 2020.

Management Reclassifications
Management reclassification adjustments and fund consolidation reclassification adjustments have no effect on Economic Operating Income (Loss). These adjustments are reclassifications to change the location of certain line items.
a	Underwriting expenses: Economic Proceeds presents investment banking revenues net of underwriting expenses.
b	Reimbursable client expenses: Economic Proceeds presents expenses reimbursed from clients and affiliates within their respective expense category but is included as a part of revenues under US GAAP.
c	Securities financing interest expense: Brokerage Economic Proceeds included net securities borrowed and securities loaned activities which are shown gross in interest income and interest expense for US GAAP.
d	Fund start-up costs and distribution fees: Economic Proceeds presents revenues net of fund start-up costs and distribution fees paid to agents.
e	Certain equity method investments: Economic Proceeds and Economic Expenses recognize the Company's proportionate share of management and incentive fees and associated share of expenses on a gross basis for equity method investments within the activist business, real estate operating entities and the healthcare royalty business. The Company applies the equity method of accounting to these entities and accordingly the results from these businesses are recorded within Other Income (Loss) for US GAAP.
f	Carried interest: The Company applies an equity ownership model to carried interest which is recorded in Investment income - Carried interest allocation for US GAAP. The Company presents carried interest as Incentive Income Economic Proceeds.
g	Proprietary trading, interest and dividends: Economic Proceeds presents interest and dividends from the Company's proprietary trading in investment income.
h	Insurance related activities expenses: Economic Proceeds presents underwriting income from the Company's insurance related activities, net of expenses, within other revenue. The costs are recorded within expenses for US GAAP reporting.
i	Facilitation trading gains and losses: Economic Brokerage Proceeds presents gains and losses on investments held as part of the Company's facilitation and trading business within brokerage revenues as these investments are directly related to the markets business activities while these are presented in Investment income - Securities principal transactions, net for US GAAP reporting.
j	Associated partner/banker compensation reclassification: Economic Compensation Expense presents certain payments to associated banking partners as compensation rather than non-compensation expenses.
k	Management company non-controlling interest: Economic Expenses non-controlling interest represents only operating entities that are not wholly owned by the Company. The Company also presents non-controlling interests within total expenses for Economic Income (Loss).
Fund Consolidation Reclassifications
l	The impacts of consolidation and the related elimination entries of the Consolidated Funds are not included in Economic Income (Loss). Adjustments to reconcile to US GAAP Net Income (Loss) included elimination of incentive income and management fees earned from the Consolidated Funds and addition of investment fund expenses excluding management fees paid, investment fund revenues and investment income (loss).
Income Statement Adjustments
m	Pre-tax Economic Income (Loss) excludes the amortization of discount (premium) on debt.
n	Pre-tax Economic Income (Loss) excludes acquisition related adjustments.
o	Pre-tax Economic Income (Loss) excludes US GAAP income taxes.
p	Pre-tax Economic Income (Loss) excludes gain/(loss) on debt extinguishment.
q	Pre-tax Economic income (Loss) excludes preferred dividends.

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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. However, the Company’s assessment could be affected by various risks and uncertainties, including but not limited to, the effects of the COVID-19 pandemic. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of March 31, 2021, we had cash and cash equivalents of $1,147.5 million and net liquid investment assets of $1,593.4 million, which includes cash and cash equivalents and short-term investments held by foreign subsidiaries as of March 31, 2021 of $87.8 million. The Company continues to permanently reinvest the capital and accumulated earnings of its subsidiaries in the United Kingdom, Malta, Germany, Switzerland, Canada, South Africa and Hong Kong.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid by March 15th.
As a clearing member firm providing services to certain of our brokerage customers, we are subject to cash deposit requirements with clearing organizations, brokers and banks that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers' trading activity and market volatility. At March 31, 2021, the Company had security deposits totaling $82.1 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures.
Unfunded commitments
The following table summarizes unfunded commitments as of March 31, 2021:

Entity	Unfunded Commitments	Commitment term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	$7,333	3.80 years
Eclipse Ventures Fund I, L.P.	$28	3.80 years
Eclipse Fund II, L.P.	$95	4.80 years
Eclipse Continuity Fund I, L.P.	$41	5.80 years
Cowen Healthcare Investments III LP	$4,126	5.80 years
Cowen Sustainable Investments I LP	$15,709	8.80 years
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
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum, which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and accrued a cash dividend in respect of the Series A Convertible Preferred Stock of $1.7 million, for the three months ended March 31, 2021 and 2020, respectively.
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
Regulation
As registered broker-dealers, Cowen and Company, ATM Execution, Cowen Prime and Westminster are subject to the SEC's Uniform Net Capital Rule 15c3-1 ("SEC Rule 15c3-1"), which requires the maintenance of minimum net capital. Each registered broker-dealer has elected to compute net capital under the alternative method permitted by that rule. Under the alternative method, Cowen and Company's minimum net capital requirement, as defined in (a)(4) of SEC Rule 15c3-1, is equal to the greater of $1.0 million or 2% of aggregate debits arising from customer transactions. ATM Execution, Cowen Prime and Westminster are required to maintain minimum net capital, as defined in (a)(1)(ii) of SEC Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debits arising from customer transactions. Advances to affiliates, repayment of borrowings, distributions, dividend payments, and other equity withdrawals are subject to certain notification and other provisions of SEC Rule 15c3-1 and other regulatory bodies. Cowen Prime is registered with the SEC as an investment advisor under Advisers Act.
Cowen Prime is also subject to Commodity Futures Trading Commission ("CFTC") Regulation 1.17 ("Regulation 1.17"). Regulation 1.17 requires net capital equal to or in excess of $45,000 or the amount of net capital required by SEC Rule 15c3-1, whichever is greater. Cowen and Company is also subject to Options Clearing Corporation ("OCC") Rule 302. OCC Rule 302 requires maintenance of net capital equal to the greater of $2.0 million or 2% of aggregate debit items. At March 31, 2021, Cowen and Company had $325.9 million of net capital in excess of this minimum requirement.
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
As of March 31, 2021, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA or SFC requirement and excess as follows:

Subsidiary	Net Capital	Net Capital Requirement	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$332,197	$6,289	$325,908
ATM Execution	$4,951	$250	$4,701
Cowen Prime	$22,722	$250	$22,472
Westminster	$31,116	$250	$30,866
Cowen International Ltd	$39,812	$25,444	$14,368
Cowen Execution Ltd	$13,205	$3,418	$9,787
Cowen Asia	$2,272	$386	$1,886
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
In accordance with the requirements of SEC Rule 15c3-3, Cowen and Company may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of March 31, 2021, Cowen and Company had segregated approximately $13.7 million of cash, while it had no required deposit.
As a clearing broker-dealer, Cowen and Company is required to compute a reserve requirement for proprietary accounts of broker-dealers ("PAB"), as defined in SEC Rule 15c3-3. Cowen and Company conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEC Rule 15c3-3. This allows each correspondent firm that uses Cowen and Company as its clearing broker-dealer to classify its PAB account assets held at Cowen and Company as allowable assets in the correspondent's net capital calculation. At March 31, 2021, Cowen and Company had $30.3 million of cash on deposit in PAB Reserve Bank Accounts, which was more than its required deposit of $19.1 million. Cowen and Company, ATM Execution, and Cowen Prime also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
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
Cowen Insurance Co and Hollenfels are individually required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Malta and Luxembourg, respectively. Each company's individual solvency capital ratio calculated as of December 31 of each year must exceed a minimum requirement. As of, December 31, 2020 (the last testing date), the solvency capital ratios of both Cowen Insurance Co and Hollenfels were in excess of the minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen's captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately$0.3 million as of March 31, 2021. RCG Insurance Company’s capital and surplus as of March 31, 2021 totaled approximately $6.4 million.

Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, realized returns on its own invested capital and borrowings on debt. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash provided by operating activities of $359.2 million for the three months ended March 31, 2021 was primarily related to (i) an increase in stock loan, (ii) an increase in payable to customers and (iii) net income only partially offset by a decrease in securities owned, at fair value, held at broker dealer. Net cash used in operating activities of $78.9 million for the three months ended March 31, 2020 was primarily related to (i) purchases of securities owned, at fair value in consolidated funds offset partially by proceeds from sales of securities owned, at fair value in consolidated funds, (ii) proceeds from securities owned, at fair value, held at broker dealers, (iii) purchases of securities owned, at fair value offset partially by proceeds from sales of securities owned, at fair value and (iv) offset partially by stock borrowing and stock lending activity.
Investing Activities.    Net cash provided by investing activities of $2.8 million for the three months ended March 31, 2021 was primarily related to the proceeds from sales of other investments offset only partially by purchases of other investments. Net cash used in investing activities of $8.1 million for the three months ended March 31, 2020 was primarily related to the purchase of other investments.
Financing Activities.    Net cash provided by financing activities for the three months ended March 31, 2021 of $123.7 million was primarily related to an (i) increase in borrowings on notes and other debt offset by decrease in repayments on notes and other debt.  Net cash provided by financing activities for the three months ended March 31, 2020 of $80.8 million was primarily related to (i) capital contributions by non-controlling interests offset only partially by capital withdrawals by non-controlling interests in Consolidated Funds and (ii) borrowings on notes and other debt.
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
The Company recognized the embedded cash conversion option at issuance date fair value, which also represents the initial unamortized discount on the December 2022 Convertible Notes of $23.4 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $0.8 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2022 Convertible Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The Company recorded interest expense of $0.7 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively.
During December 2020, the Company repurchased and extinguished $46.9 million of the outstanding principal amount of the December 2022 Convertible Notes for cash consideration of $70.5 million. In conjunction with the partial extinguishment of the December 2022 Convertible Notes, the Company accelerated the pro rata unamortized discount of $3.6 million and capitalized debt issuance costs of $0.4 million. The Company allocated $29.6 million of the cash consideration paid to the extinguishment of the equity component of the December 2022 Convertible Notes. The Company recognized $2.7 million of gain on debt extinguishment. As of March 31, 2021, the outstanding principal amount of the December 2022 Convertible Notes was $88.1 million.

On March 24, 2021, the Company issued a redemption notice announcing that the Company will redeem all of the December 2022 Convertible Notes. The redemption date is June 24, 2021 ("Redemption Date"). The redemption price is 100.00% of the principal amount thereof plus accrued and unpaid interest on such principal amount, to, but not including, the December 2022 Convertible Notes Redemption Date. As a result of the Company’s call for redemption of the December 2022 Convertible Notes, the December 2022 Convertible Notes are convertible, at the option of the Company at any time prior to June 22, 2021, the second business day prior to the 2022 Convertible Notes' Redemption Date. The settlement method for the December 2022 Convertible Notes surrendered for conversion will be cash settlement up to the principal amount of the December 2022 Convertible Notes surrendered for conversion and share settlement through the delivery of shares of the Company’s Class A common stock for the remainder of the conversion obligation, if any, in excess of the principal amount. The conversion rate of the December 2022 Convertible Notes on March 24, 2021 was 58.3324 shares of the Company’s Class A common stock per $1,000 principal amount of December 2022 Convertible Notes converted.(see Note 19)
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, which is shown net in notes payable in the accompanying condensed consolidated statement of financial condition. To date the May 2024 Notes have maintained their initial private rating, and the interest rate has remained unchanged. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $1.4 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in September 2019, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the "June 2033 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $1.9 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the "December 2027 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million for the three months ended March 31, 2021 and 2020, respectively. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
On March 24, 2021, the Company delivered payment of and discharged all $138.0 million outstanding aggregate principal of the December 2027 Notes plus accrued and unpaid interest through the effective redemption date of April 23, 2021. In conjunction with the extinguishment of the December 2027 Notes , the Company accelerated the pro-rata capitalized debt issuance costs. During the three months ended March 31, 2021, the Company recognized $4.4 million of loss on debt extinguishment.
Term Loan
March 2028 Term Loan
On March 24, 2021, the Company borrowed $300 million of first lien term loan due March 24, 2028 (the “March 2028 Term Loan”). The interest on the March 2028 Term Loan is payable at the option of the Company on a monthly, quarterly or bi-annual rate equal to London Inter-bank Offered Rate ("LIBOR") (adjusted for reserves) plus a margin of 3.25%. The Company is required to pay 1.00% per annum of the original principal amount of the March 2028 Term Loan. The obligations of the Company for the March 2028 Term Loan are guaranteed by certain of the Company’s wholly-owned domestic subsidiaries (excluding its broker-dealer subsidiaries) (the “Guarantors”) and secured by substantially all of the assets of the Company and the Guarantors, subject in each case to certain customary exceptions. The terms of the March 2028 Term Loan contain customary affirmative and negative covenants, including standard leverage and financial incurrence covenants. Proceeds from the term loan were or will be used to (i) satisfy and discharge and redeem the Company’s 2027 Senior Notes, (ii) redeem the Company’s December 2022 Convertible Notes that remain outstanding as of March 31, 2021 and pay the cash settlement amount in connection with the conversion of December 2022 Convertible Notes prior to that redemption date, and (iii) for the payment of fees, commissions, premiums, expenses and other transaction costs (including original issue discount or upfront fees) payable in connection with the transactions related thereto. As of March 31, 2021, the outstanding principal amount of the March 2028 Term Loan was $299.3 million.
Interest expense for the March 2028 Term Loan for the three months ended March 31, 2021 was $0.2 million. The Company capitalized debt issuance costs of approximately $6.4 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the March 2028 Term loan in interest and dividends expense in the accompanying condensed consolidated statements of operations.
June 2020 Term Loan
On June 30, 2017, a subsidiary of the Company borrowed $28.2 million to fund general corporate purposes. In July 2019, the subsidiary of the Company borrowed separately, from the same lender, $4.0 million to fund general corporate purposes. Each loan was secured by the value of the Company's limited partnership interests in two affiliated investment funds. The Company had provided a guarantee for these loans. Both loans had an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire combined principal amount due (as amended) on June 26, 2020 when they were both fully repaid. The Company recorded interest expense of $0.4 million for the three months ended March 31, 2020.
Other Notes Payable
During January 2021, the Company borrowed $3.0 million to fund insurance premium payments. This note had an effective interest rate of 2.01% and was due in December 2021, with monthly payment requirements of $0.3 million. As of March 31, 2021, the outstanding balance on this note was $2.4 million. Interest expense for the three months ended March 31, 2021 was insignificant.
During November 2019, the Company borrowed $2.6 million to fund general corporate capital expenditures. This note had an effective interest rate of 6% and is due in November 2024, with monthly payment requirements of $0.1 million. As of March 31, 2021, the outstanding balance on this note was $1.9 million. Interest expense for the three months ended March 31, 2021 and 2020 was insignificant.
On September 30, 2020, the Company borrowed $72.0 million from Purple Protected Asset S-81 ("PPA S-81"), a Luxembourg entity unrelated to Cowen. The loan is payable on September 30, 2023, had an initial interest rate of 1.4 times the Secured Overnight Financing Rate ("SOFR") plus 6.07% until December 31, 2020 and 1.4 times the SOFR plus 5.8% thereafter with quarterly interest payments. The loan obligation, as well as a loan issued by The Military Mutual Ltd (a United Kingdom company unrelated to Cowen) with principal of $28.4 million that was sold by Hollenfels to PPA S-81 at fair value for no gain or loss on September 30, 2020, are fully cash collateralized through a reinsurance policy provided by Hollenfels which is reflected in cash collateral pledged in the condensed consolidated statements of financial condition as of December 31, 2020 (see Notes 4 and 14). The Company capitalized debt issuance costs of approximately $1.7 million which is a direct deduction from the carrying value of the loan and will be amortized over the life of the loan in interest and dividends expense shown in the accompanying condensed consolidated statements of operations. The Company recorded interest expense of $1.1 million for the three months ended March 31, 2021 related to its loan payable to PPA S-81.
Spike Line
Pursuant to an amendment in May 2020, Cowen and Company replaced Cowen Execution Services LLC ("Cowen Execution") as the borrower and accepted, reaffirmed and assumed all of Cowen Execution’s rights, duties, obligations and liabilities under the spike line facility and the related loan documents. In August 2020, Cowen and Company renewed a one-year committed spike line facility to cover short term increases in National Securities Clearing Corporation margin deposit requirements. The spike line facility has a capacity of $70 million. This facility has (i) an effective interest rate equal to the Federal Funds rate plus 2.50% on any money drawn from the liquidity facility and (ii) a commitment or unused line fee that is 50 basis points on the undrawn amount. All amounts outstanding under this facility were fully repaid during the second quarter of 2020. Interest expense for the three months ended March 31, 2021 was $0.1 million.

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
For the three months ended March 31, 2021 and 2020, quantitative information regarding the Company's finance lease obligations reflected in the accompanying condensed consolidated statements of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	$309	$308
Interest on lease liabilities	34	49

Weighted average remaining lease term - operating leases (in years)	2.01	2.97
Weighted average discount rate - operating leases	4.89%	4.88%
Letters of Credit
As of March 31, 2021, the Company has the following irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged cash collateral for reinsurance agreements which amounted to $106.8 million, as of March 31, 2021, and $106.8 million, as of December 31, 2020, which are expected to be released periodically as per the terms of the reinsurance policy between June 30, 2021 and March 31, 2024.

Location	Amount	Maturity
	(dollars in thousands)
New York	$215	April 2022
New York	$1,424	October 2022
New York	$1,252	November 2021
Boston	$194	March 2028
San Francisco	$458	October 2025
	$3,543
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of March 31, 2021 and December 31, 2020 there were no amounts due related to these letters of credit.

Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of March 31, 2021:

	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment, Service and Facility Leases
Real Estate and Other Facility Rental	$89,991	$19,065	$41,735	$21,329	$7,862
Service Payments	62,741	17,854	25,673	8,620	10,594
Operating Equipment Leases	368	207	161	—	—
Total	153,100	37,126	67,569	29,949	18,456
Debt
Convertible Debt	93,407	2,644	90,763	—	—
Notes Payable	292,731	11,468	26,810	96,328	158,125
Term Loan	379,988	11,205	29,550	29,070	310,163
Finance Lease Obligation	2,707	1,117	1,579	11	—
Other Notes Payable	80,936	7,207	73,186	543	—
Total	$849,769	$33,641	$221,888	$125,952	$468,288
Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of March 31, 2021, are as follows:

	Convertible Debt	Notes Payable	Term Loan	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2021	$2,644	$11,468	$11,205	$7,207	$1,117
2022	90,763	13,405	14,835	593	1,168
2023	—	13,405	14,715	72,593	411
2024	—	88,578	14,595	543	11
2025	—	7,750	14,475	—	—
Thereafter	—	158,125	310,163	—	—
Subtotal	93,407	292,731	379,988	80,936	2,707
Less (a)	(11,725)	(119,075)	(88,685)	(5,954)	(129)
Total	$81,682	$173,656	$291,303	$74,982	$2,578
(a)Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the Company's convertible debt.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of March 31, 2021. However, through indemnification provisions in our clearing agreements, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreements, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
The Company consolidates two and three investment funds for which it acts as the managing member/general partner and investment manager as of March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, the Company consolidated the following investment funds: Ramius Enterprise LP (“Enterprise LP”) and Cowen Private Investments LP ("Cowen Private"). At December 31, 2020, the Company consolidated the following investment funds: Enterprise LP, Cowen Private, and Cowen Sustainable Investments I LP ("CSI I LP"). These funds are referred to as each a "Consolidated Fund" and collectively the "Consolidated Funds".
During the first quarter of 2021, the Company deconsolidated CSI I LP due the Company's portion being diluted through a capital equalization event. During the second quarter of 2020, the Company deconsolidated Ramius Merger Fund LLC (the "Merger Fund") and UCITS Fund ("UCITS Fund") due to a partial redemption of the Company’s direct portfolio fund investment in Merger Fund and a partial termination of the notional value of UCITS Fund units referenced in a total return swap with a third party. The Company continues to hold a direct retained portfolio fund investment in the Merger Fund and CSI I LP and continues to have economic exposure to the returns of UCITS Fund through a total return swap with a third party. Merger Fund, CSI I LP and UCITS Fund continue to be related parties of the Company after deconsolidation. CSI I Golden Holdco LP ("Golden HoldCo") and CSI I Prodigy Holdco LP ("Prodigy HoldCo") were consolidated through November 2020 when the Company raised additional capital within the sustainable investing strategy that diluted the Company's direct and indirect ownership. As a result, the Company's direct and indirect ownership in Golden Holdco and Prodigy Holdco is no longer expected to be significant to either entity and the entities were deconsolidated.
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
The Company does not consolidate the real estate funds that are VIEs due to the Company's conclusion that it is not the primary beneficiary of these funds in each instance. Investment fund investors are entitled to all of the economics of these VIEs with the exception of the management fee and incentive income, if any, earned by the Company. The Company has equity interests in the funds as both a general partner and a limited partner. In these instances the Company has concluded that the variable interests are not potentially significant to the VIE. Although the Company may advance amounts and pay certain expenses on behalf of the investment funds that it considers to be VIEs, it does not provide, nor is it required to provide, any type of substantive financial support to these entities outside of regular investment management services.
Equity Method Investments—For operating entities over which the Company exercises significant influence but which do not meet the requirements for consolidation as outlined above, the Company uses the equity method of accounting. The Company's investments in equity method investees are recorded in other investments in the accompanying condensed consolidated statements of financial condition. The Company's share of earnings or losses from equity method investees is included in Net gains (losses) on other investments in the accompanying condensed consolidated statements of operations.
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other than temporary.
Other—If the Company does not consolidate an entity or apply the equity method of accounting, the Company accounts for such entities (primarily, all securities of such entity which are bought and held principally for the purpose of selling them in the near term as trading securities), at fair value with unrealized gains (losses) resulting from changes in fair value reflected within Investment income (loss) - Securities principal transactions, net or Investment income (loss) - portfolio fund investment income (loss) in the accompanying condensed consolidated statements of operations.
Retention of Specialized Accounting—The Consolidated Funds and certain other consolidated companies are investment companies and apply specialized industry accounting. The Company reports its investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within Consolidated Funds - Principal transactions, net in the accompanying condensed consolidated statements of operations. Accordingly, the accompanying condensed consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company.
Certain portfolio fund investments qualify as equity method investments and are investment companies that apply specialized industry accounting. In applying equity method accounting guidance, the Company retains the specialized accounting of the investees and reports its investments on the condensed consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within Investment Income - portfolio fund principal transactions, net in the accompanying condensed consolidated statements of operations.

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
iii. Equity Method Investments—For operating entities over which the Company exercises significant influence but which do not meet the requirements for consolidation as outlined above, the Company applies the equity method of accounting. The Company's investments in equity method investees are recorded in other investments in the accompanying condensed consolidated statements of financial condition. The Company's share of earnings or losses from equity method investees is included in Net gains (losses) on other investments in the accompanying condensed consolidated statements of operations.
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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. See Note 17 in our accompanying condensed consolidated financial statements for the quarter ended March 31, 2021 for further discussion.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 2p "Recent pronouncements" in our accompanying condensed consolidated financial statements for the three months ended March 31, 2021.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three months ended March 31, 2021, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our 2020 Form 10-K. For a more detailed discussion concerning our market risk, see Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our 2020 Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of March 31, 2021.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2021.
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
Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2020 Form 10-K as well as those set forth below. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our businesses, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
Liquidity Risks
The terms of the credit agreement governing our new revolving credit facility and new term loan may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
On March 24, 2021, we entered into a new credit agreement, pursuant to which the lenders party thereto made available to us a term loan in an aggregate principal amount of $300 million and a revolving credit facility with aggregate commitments of $25 million (with a $5 million sub-limit for the issuance of letters of credit). As of March 31, 2021, the revolving credit facility was unfunded and $300 million was drawn under the term loan. The terms of the credit agreement contain a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and may limit our ability to engage in acts that may be in our long-term best interest, including, subject to customary exceptions, thresholds, qualifications and “baskets”, restrictions on our ability to:

•    incur additional indebtedness and guarantee indebtedness;
•    pay dividends or make other distributions or repurchase or redeem capital stock;
•    prepay, redeem or repurchase certain indebtedness;
•    issue certain preferred stock or similar equity securities;
•    make loans and investments;
•    sell assets;
•    incur liens;
•    enter into transactions with affiliates;
•    alter the businesses we conduct;
•    enter into agreements restricting our subsidiaries’ ability to pay dividends;
•    engage in sale and leaseback transactions; and
•    consolidate, merge or sell all or substantially all of our assets.

The restrictive covenants in the credit agreement also require us to comply with a financial maintenance covenant, consisting of a maximum total net leverage ratio of no greater than 3.35 to 1.00, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit), and to satisfy other financial condition tests in order to undertake certain actions.
In addition, our obligations under the credit agreement are guaranteed by certain of our wholly-owned domestic subsidiaries (excluding our broker-dealer subsidiaries) (the “Guarantors”) and secured by substantially all of our and our Guarantors’ assets, subject in each case to certain customary exceptions.
A breach of the covenants or restrictions under the credit agreement governing our new revolving credit facility and our new term loan could result in an event of default. Such a default would allow the lenders to accelerate the indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, an event of default would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our new revolving credit facility or our new term loan, those lenders could proceed against the collateral granted them to secure that indebtedness. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:
•    limited in how we conduct our business;
•    unable to raise additional debt or equity financing to operate during general economic or business downturns; and
•    unable to compete effectively or to take advantage of new business opportunities.

In addition, our new term loan and new revolving credit facility have a variable rate of interest, which increases our exposure to interest rate fluctuations, to the extent we elect not to hedge such exposures.
Other Risks to Stockholders
Conversion of the December 2022 Convertibles Notes may dilute the ownership interest of our stockholders or otherwise depress the market price of our Class A common stock.
In March 2021 we called for redemption the $88.1 million principal amount of outstanding December 2022 Convertible Notes. The December 2022 Convertible Notes that are outstanding will be redeemed on June 24, 2021 (the “Redemption Date”) at a redemption price equal to 100.00% of the principal amount thereof plus accrued and unpaid interest on such principal amount to, but not including, the Redemption Date. As a result of the Company’s call for redemption of the December 2022 Convertible Notes, such December 2022 Notes Convertible Notes may be converted by holders thereof at any time before the close of business on June 22, 2021. As of March 24, 2021 (the date the Company delivered the notice of redemption to the holders of December 2022 Convertible Notes), the Conversion Rate (as defined in the indenture governing the December 2022 Convertible Notes) was 58.3324 per $1,000 principal amount of December 2022 Convertible Notes. In addition, as a result of our call for redemption of the December 2022 Convertible Notes, a make-whole fundamental change has occurred under the indenture governing the December 2022 Convertible Notes. If a holder of December 2022 Convertible Notes timely elects to convert its December 2022 Convertible Notes, the Conversion Rate will be increased by 0.3818 additional shares of our Class A common stock. The settlement method for the December 2022 Convertible Notes surrendered for conversion will be cash up to the principal amount and shares of our Class A common stock for the remainder of the conversion obligation, with the number of shares determined by reference to the volume-weighted average price of our Class A common stock for each trading day in a 50-trading day observation period, as provided under the indenture governing the December 2022 Convertible Notes. On March 9, 2021, the first day of this observation period, the closing per share price of our Class A common stock was $37.36. As of April 30, 2021, the closing per share price of our Class A common stock was $39.49. If the price of our Class A common stock during this observation period remains above the effective conversion price of the December 2022 Convertible Notes, we expect substantially all of the December 2022 Convertible Notes will be presented for conversion prior to the Redemption Date and that we will issue a currently indeterminate number of shares of our Class A common stock to the extent our conversion obligation exceeds the aggregate principal amount of December 2022 Convertible Notes presented for conversion. In addition, since a substantial portion of any conversion consideration and the make-whole will likely be paid in shares of our Class A common stock, any sales in the public market of our Class A common stock issuable in connection with conversion could adversely affect prevailing market prices of our Class A common stock.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
As of March 31, 2021, the Company's Board of Directors has a share repurchase program that authorizes the Company to purchase up to $296.1 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. The specific timing and amount of repurchases will vary depending on various factors, including, among others, market conditions and competing needs for the use of our capital.  We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1. During the three months ended March 31, 2021, the Company repurchased 605,703 shares, at an average price of $34.06 per share, of Cowen Class A common stock through the share repurchase program.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended March 31, 2021. Board approval of repurchases is based on dollar amount. As a result, the Company cannot estimate the number of shares that may yet be purchased.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month 1 (January 1, 2021 – January 31, 2021)
Common stock repurchases(1)	—	$—	—	$21,128,277
Employee transactions(2)	—	—	—	—
Other (3)	1,155	25.33	—	—
Total	1,155	$25.33	—

Month 2 (February 1, 2021 – February 29, 2021)
Common stock repurchases(1)	171,418	$30.32	171,418	$15,931,607
Employee transactions(2)	39	26.83	—	—
Other (3)	—	—	—	—
Total	171,457	$30.31	171,418

Month 3 (March 1, 2021 – March 31, 2021)
Common stock repurchases(1)	434,285	$35.53	434,285	$25,000,000
Employee transactions(2)	148,713	42.00	—	—
Other (3)	—	—	—	—
Total	582,998	$37.18	434,285

Total (January 1, 2021 – March 31, 2021)
Common stock repurchases(1)	605,703	$34.06	605,703	$—
Employee transactions(2)	148,752	41.99	—	—
Other (3)	1,155	25.33	—	—
Total	755,610	$35.61	605,703
(1)    The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $296.1 million of the Company's outstanding Class A common stock.
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
10.1
Credit Agreement, dated as of March 24, 2021, among the Company, as borrower, the financial institutions from time to time party thereto, as lenders, and Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent (previously filed as Exhibit 10.1 to the Form 8-K filed on March 30, 2021)

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

COWEN INC.
		By:	/s/ JEFFREY M. SOLOMON
		Name:	Jeffrey M. Solomon
		Title:	Chief Executive Officer

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	May 3, 2021	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)