Form 10-Q
period 2021-06-30
COWEN INC.
filed 2021-07-30
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of July 29, 2021, there were 29,015,731 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in "Management's Discussion and Analysis of Financial Condition and Results of Operations") that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as "may," "might," "will," "would," "could," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "possible," "potential," "intend," "seek" or "continue," the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and the risks contained in Item 1A of this periodic report on Form 10-Q for the three and six months ended June 30, 2021.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three and six months ended June 30, 2021 and 2020. The Consolidated Financial Statements as of December 31, 2020 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
	As of June 30, 2021	As of December 31, 2020
Assets
Cash and cash equivalents	$806,887	$645,169
Cash collateral pledged	64,895	110,743
Segregated cash	178,179	185,141
Securities owned, at fair value ($2,469,150 and $1,218,947 were pledged to various parties)	3,718,191	2,001,602
Securities purchased under agreements to resell	—	191
Receivable on derivative contracts, at fair value	109,747	51,482
Securities borrowed	1,791,331	1,908,187
Other investments ($149,105 and $133,454 at fair value, respectively)	332,742	255,027
Deposits with clearing organizations, brokers and banks	96,120	104,952
Receivable from brokers, dealers and clearing organizations, net of allowance of $670 and $885, respectively	2,207,742	1,729,744
Receivable from customers, net of allowance of $674 and $530, respectively	185,753	103,963
Fees receivable, net of allowance of $3,363 and $3,348, respectively	158,348	160,349
Due from related parties	21,500	21,068
Fixed assets, net of accumulated depreciation and amortization of $44,795 and $40,670, respectively	31,265	33,023
Operating lease right-of-use assets	74,755	78,241
Goodwill	147,084	147,084
Intangible assets, net of accumulated amortization of $28,921 and $37,884, respectively	26,929	24,403
Deferred tax asset, net	3,936	9,030
Other assets	95,362	54,884
Consolidated Funds
Cash and cash equivalents	298	417
Securities owned, at fair value	3,523	10,622
Other investments	102,368	192,670
Other assets	46	207
Total Assets	$10,157,001	$7,828,199
Liabilities, Temporary Equity and Permanent Equity
Liabilities
Securities sold, not yet purchased, at fair value	$1,080,929	$728,115
Securities sold under agreements to repurchase	2,622	5,036
Payable for derivative contracts, at fair value	59,598	76,160
Securities loaned	3,177,201	2,476,414
Payable to brokers, dealers and clearing organizations	530,868	415,143
Payable to customers	2,657,112	1,680,326
Commission management payable	125,978	116,987
Compensation payable	465,079	373,339
Operating lease liabilities	79,160	82,735
Notes payable and other debt	480,899	383,067
Convertible debt	—	80,808
Fees payable	28,229	43,833
Due to related parties	91	51
Accounts payable, accrued expenses and other liabilities	205,183	196,479
Consolidated Funds
Due to related parties	4	7
Accounts payable, accrued expenses and other liabilities	205	578
Total Liabilities	$8,893,158	$6,659,078

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
	As of June 30, 2021	As of December 31, 2020
(continued)
Commitments and Contingencies (Note 17)
Temporary Equity
Redeemable non-controlling interests	$—	$—
Permanent Equity
Cowen Inc. stockholders' equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of June 30, 2021 (aggregate liquidation preference of $120,750) and 10,000,000 shares authorized, 120,750 shares issued and outstanding as of December 31, 2020 (aggregate liquidation preference of $120,750), respectively	$1	$1
Class A common stock, par value $0.01 per share: 62,500,000 shares authorized, 54,012,833 shares issued and 28,995,801 outstanding as of June 30, 2021 and 62,500,000 shares authorized, 49,465,491 shares issued and 26,845,628 outstanding as of December 31, 2020, respectively (including 244,916 and 334,230 restricted shares, respectively)	334	334
Class B common stock, par value $0.01 per share: 62,500,000 authorized, no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	1,166,165	1,130,138
(Accumulated deficit) retained earnings	369,517	185,901
Accumulated other comprehensive income (loss)	(2)	(7)
Less: Class A common stock held in treasury, at cost, 25,017,032 and 22,619,863 shares as of June 30, 2021 and December 31, 2020, respectively	(438,671)	(346,870)
Total Cowen Inc. Stockholders' Equity	1,097,344	969,497
Nonredeemable non-controlling interests	166,499	199,624
Total Permanent Equity	$1,263,843	$1,169,121
Total Liabilities, Temporary Equity and Permanent Equity	$10,157,001	$7,828,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Investment banking	$224,981	$203,982	$529,815	$309,010
Brokerage	139,060	130,209	312,797	271,586
Investment income (loss)
Securities principal transactions, net	40,572	157,588	104,537	126,543
Portfolio fund principal transactions, net	(1,882)	12,094	13,521	9,276
Carried interest allocations	(35,530)	37,757	61,239	26,213
Total investment income (loss)	3,160	207,439	179,297	162,032
Management fees	14,995	11,653	40,737	23,257
Incentive income	169	—	2,427	—
Interest and dividends	62,173	47,918	121,561	89,995
Insurance and reinsurance premiums	11,493	5,967	18,610	16,438
Other revenues	2,031	1,286	3,690	2,868
Consolidated Funds
Principal transactions, net	693	37,387	(2,656)	(35,756)
Interest and dividends	2	332	4	2,857
Other revenues	—	11	—	620
Total revenues	458,757	646,184	1,206,282	842,907
Interest and dividends expense	63,073	49,304	120,714	88,096
Total net revenues	395,684	596,880	1,085,568	754,811

Expenses
Employee compensation and benefits	219,186	305,282	607,382	429,710
Brokerage and trade execution costs	38,813	34,866	84,469	67,752
Underwriting expenses	6,152	8,871	13,067	12,511
Professional, advisory and other fees	17,457	14,395	32,917	25,434
Service fees	6,379	6,768	12,110	13,605
Communications	9,710	8,073	18,977	16,249
Occupancy and equipment	9,946	8,973	19,486	18,503
Depreciation and amortization	4,565	6,200	8,919	11,642
Client services and business development	4,336	2,760	11,184	14,563
Insurance and reinsurance claims, commissions and amortization of deferred acquisition costs	5,216	6,434	11,671	16,864
Other expenses	11,208	7,321	7,867	11,549
Consolidated Funds
Interest and dividends	—	812	—	2,064
Professional, advisory and other fees	63	274	173	1,264
Brokerage and trade execution costs	—	17	—	37
Other expenses	61	482	222	934
Total expenses	333,092	411,528	828,444	642,681
Other income (loss)
Net gains (losses) on other investments	6,730	6,528	19,375	6,466
Bargain purchase gain, net of tax	—	—	3,855	—
Gain/(loss) on debt extinguishment	—	—	(4,538)	—
Total other income (loss)	6,730	6,528	18,692	6,466
Income (loss) before income taxes	69,322	191,880	275,816	118,596
Income tax expense (benefit)	10,244	44,932	64,672	43,759
Net income (loss)	59,078	146,948	211,144	74,837

Cowen Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(continued)
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	13,755	33,113	18,317	(29,075)
Net income (loss) attributable to Cowen Inc.	45,323	113,835	192,827	103,912
Preferred stock dividends	1,698	1,698	3,396	3,396
Net income (loss) attributable to Cowen Inc. common stockholders	$43,625	$112,137	$189,431	$100,516

Weighted average common shares outstanding:
Basic	26,903	27,983	27,130	28,289
Diluted	33,858	29,316	33,703	29,644
Earnings (loss) per share:
Basic	$1.62	$4.01	$6.98	$3.55
Diluted	$1.29	$3.83	$5.62	$3.39

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Net income (loss)		$59,078		$146,948		$211,144		$74,837
Other comprehensive income (loss), net of tax:
Foreign currency translation	1		—		5		—
Total other comprehensive income (loss), net of tax		1		—		5		—
Comprehensive income (loss)		$59,079		$146,948		$211,149		$74,837
Less: Comprehensive income attributable to non-controlling interests		13,755		33,113		18,317		(29,075)
Comprehensive income (loss) attributable to Cowen Inc.		$45,324		$113,835		$192,832		$103,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest
Balance, March 31, 2021	26,852,331	$334	120,750	$1	$(373,774)	$1,151,377	$(3)	$328,930	$1,106,865	$133,115	$1,239,980	$—
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	45,323	45,323	—	45,323	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	—	—	—	—	—	—	—	—	—	13,755	13,755	—
Foreign currency translation	—	—	—	—	—	—	1	—	1	—	1	—
Capital contributions	—	—	—	—	—	—	—	—	—	24,323	24,323	—
Capital withdrawals	—	—	—	—	—	—	—	—	—	(4,694)	(4,694)	—
Restricted stock awards issued	846,381	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(1,641,559)	—	—	—	(64,897)	—	—	—	(64,897)	—	(64,897)	—
Share settlement of convertible notes (See Note 18)	2,938,648	—	—	—	—	—	—	—	—	—	—	—
Preferred stock dividends (See Note 19)	—	—	—	—	—	—	—	(1,698)	(1,698)	—	(1,698)	—
Cash dividends to common stockholders (See Note 19)	—	—	—	—	—	—	—	(3,038)	(3,038)	—	(3,038)	—
Share based awards	—	—	—	—	—	14,788	—	—	14,788	—	14,788	—
Balance, June 30, 2021	28,995,801	$334	120,750	$1	$(438,671)	$1,166,165	$(2)	$369,517	$1,097,344	$166,499	$1,263,843	$—

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest
Balance, March 31, 2020	27,628,117	$334	120,750	$1	$(305,192)	$1,119,534	$(5)	$(29,869)	$784,803	$138,241	$923,044	$318,001
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	113,835	113,835	—	113,835	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	5,047	5,047	28,066
Capital contributions	—	—	—	—	—	—	—	—	—	—	—	65,356
Capital withdrawals	—	—	—	—	—	—	—	—	—	(2,959)	(2,959)	(50,712)
Consolidation of entity	—	—	—	—	—	—	—	—	—	48,596	48,596	—
Deconsolidation of entity	—	—	—	—	—	—	—	—	—	—	—	(360,711)
Restricted stock awards issued	691,149	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(711,098)	—	—	—	(9,779)	—	—	—	(9,779)	—	(9,779)	—
Preferred stock dividends (See Note 19)	—	—	—	—	—	—	—	(1,698)	(1,698)	—	(1,698)	—
Cash dividends to common stockholders (See Note 19)	—	—	—	—	—	—	—	(1,083)	(1,083)	—	(1,083)	—
Common stock issuance related to 2019 acquisition	33,432	—	—	—	—	308	—	—	308	—	308	—
Share based awards	—	—	—	—	—	15,299	—	—	15,299	—	15,299	—
Balance, June 30, 2020	27,641,600	$334	120,750	$1	$(314,971)	$1,135,141	$(5)	$81,185	$901,685	$188,925	$1,090,610	$—

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest
Balance, December 31, 2020	26,845,628	$334	120,750	$1	$(346,870)	$1,130,138	$(7)	$185,901	$969,497	$199,624	$1,169,121	$—
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	192,827	192,827	—	192,827	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	18,317	18,317	—
Foreign currency translation	—	—	—	—	—	—	5	—	5	—	5	—
Capital contributions	—	—	—	—	—	—	—	—	—	46,838	46,838	—
Capital withdrawals	—	—	—	—	—	—	—	—	—	(23,467)	(23,467)	—
Deconsolidation of entity	—	—	—	—	—	—	—	—	—	(74,813)	(74,813)	—
Common stock issuance related to 2019 acquisition	56,801	—	—	—	—	2,202	—	—	2,202	—	2,202	—
Restricted stock awards issued	1,551,893	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(2,397,169)	—	—	—	(91,801)	—	—	—	(91,801)	—	(91,801)	—
Share settlement of convertible notes (See Note 18)	2,938,648	—	—	—	—	—	—	—	—	—	—	—
Preferred stock dividends (See Note 19)	—	—	—	—	—	—	—	(3,396)	(3,396)	—	(3,396)	—
Cash dividends to common stockholders (See Note 19)	—	—	—	—	—	—	—	(5,815)	(5,815)	—	(5,815)	—
Share based awards	—	—	—	—	—	33,825	—	—	33,825	—	33,825	—
Balance, June 30, 2021	28,995,801	$334	120,750	$1	$(438,671)	$1,166,165	$(2)	$369,517	$1,097,344	$166,499	$1,263,843	$—

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest
Balance, December 31, 2019	28,610,357	$334	120,750	$1	$(284,301)	$1,110,635	$(5)	$(16,809)	$809,855	$94,320	$904,175	$391,275
Cumulative effect of the adoption of the new current expected credit loss standard (See Note 2d)	—	—	—	—	—	—	—	(10)	(10)	—	(10)	—
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	103,912	103,912	—	103,912	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	3,849	3,849	(32,924)
Capital contributions	—	—	—	—	—	—	—	—	—	88,682	88,682	184,223
Capital withdrawals	—	—	—	—	—	—	—	—	—	(46,522)	(46,522)	(181,863)
Consolidation of entity	—	—	—	—	—	—	—	—	—	48,596	48,596	—
Deconsolidation of entity	—	—	—	—	—	—	—	—	—	—	—	(360,711)
Common stock issuance related to 2019 acquisition	74,694	—	—	—	—	926	—	—	926	—	926	—
Restricted stock awards issued	1,282,912	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(2,326,363)	—	—	—	(30,670)	—	—	—	(30,670)	—	(30,670)	—
Preferred stock dividends (See Note 19)	—	—	—	—	—	—	—	(3,396)	(3,396)	—	(3,396)	—
Cash dividends to common stockholders (See Note 19)	—	—	—	—	—	—	—	(2,512)	(2,512)	—	(2,512)	—
Share based awards	—	—	—	—	—	23,580	—	—	23,580	—	23,580	—
Balance, June 30, 2020	27,641,600	$334	120,750	$1	$(314,971)	$1,135,141	$(5)	$81,185	$901,685	$188,925	$1,090,610	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$211,144	$74,837
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Bargain purchase gain, net of tax	(3,855)	—
Depreciation and amortization	8,919	11,642
Amortization of debt issuance costs	1,541	674
Amortization of debt discount (premium)	6,671	2,241
Noncash lease expense	(89)	(858)
(Gain) / loss on extinguishment of debt	3,890	—
Share-based awards	33,825	23,580
Change in deferred taxes	3,734	43,219
Contingent liability adjustment	(614)	—
Purchases of securities owned, at fair value	(487,573)	(989,060)
Proceeds from sales of securities owned, at fair value	411,727	1,136,485
Proceeds from sales of securities sold, not yet purchased, at fair value	139,788	699,116
Payments to cover securities sold, not yet purchased, at fair value	(136,095)	(695,813)
Proceeds from other investments	20,174	17,126
Investment Income (loss) principal transactions, net	(159,474)	(148,104)
Consolidated Funds
Purchases of securities owned, at fair value	(4,000)	(1,837,137)
Proceeds from sales of securities owned, at fair value	10,464	1,786,399
Purchases of other investments	—	(1,840)
Proceeds from other investments	14,130	6,734
Investment Income (loss) principal transactions, net	2,450	39,525
(Increase) decrease in operating assets:
Securities owned, at fair value, held at broker-dealer	(1,565,860)	701,807
Receivable on derivative contracts, at fair value	(58,264)	(25,869)
Securities borrowed	116,856	(798,944)
Deposits with clearing organizations, brokers and banks	8,832	(12,083)
Receivable from brokers, dealers and clearing organizations	(477,998)	(446,922)
Receivable from customers, net of allowance	(81,790)	(1,227)
Fees receivable, net of allowance	4,380	(52,767)
Due from related parties	(139)	2,507
Other assets	(27,781)	(979)
Consolidated Funds
Receivable on derivative contracts, at fair value	(2,917)	(19,710)
Receivable from brokers	—	(961)
Other assets	11	890
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	340,495	84,612
Securities sold under agreement to repurchase	(2,414)	(23,244)
Payable for derivative contracts, at fair value	(16,562)	(6,292)
Securities loaned	700,787	20,618
Payable to brokers, dealers and clearing organizations	115,725	(30,457)
Payable to customers	976,786	357,438
Commission management payable	8,991	52,952
Compensation payable	70,491	50,324
Fees payable	(15,604)	64,272
Due to related parties	40	(9)
Accounts payable, accrued expenses and other liabilities	6,685	30,978
Consolidated Funds
Contributions received in advance	—	450
Payable to brokers	—	8,560
Payable for derivative contracts, at fair value	—	11,967

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Six Months Ended June 30,
	2021	2020
(continued)
Due to related parties	(3)	(393)
Accounts payable, accrued expenses and other liabilities	(373)	95
Net cash provided by / (used in) operating activities	177,131	136,379
Cash flows from investing activities:
Securities purchased under agreement to resell	191	—
Purchases of other investments	(61,519)	(33,211)
Purchase of business	2,109	—
Cash at deconsolidated entity	(5,620)	(20,939)
Proceeds from sales of other investments	63,447	27,579
Purchase of fixed assets and intangibles	(5,513)	(6,236)
Net cash provided by / (used in) investing activities	(6,905)	(32,807)
Cash flows from financing activities:
Repayments on convertible debt	(88,119)	—
Deferred debt issuance cost	(6,642)	—
Borrowings on notes and other debt	301,786	62,812
Repayments on notes and other debt	(201,998)	(94,342)
Purchase of treasury stock	(70,540)	(24,571)
Cash dividends paid	(5,201)	(2,512)
Preferred dividends paid	(3,396)	(3,396)
Contingent liability payment	(10,698)	(5,653)
Capital contributions by non-controlling interests in operating entities	27,821	286
Capital withdrawals to non-controlling interests in operating entities	(4,196)	(2,900)
Consolidated Funds
Capital contributions by non-controlling interests in Consolidated Funds	19,017	272,619
Capital withdrawals to non-controlling interests in Consolidated Funds	(19,271)	(226,573)
Net cash provided by / (used in) financing activities	(61,437)	(24,230)
Change in cash and cash equivalents	108,789	79,342
Cash and cash equivalents, including cash collateral pledged and segregated cash, beginning of period	941,470	445,888
Cash and equivalents at end of period:
Cash and cash equivalents	806,887	340,075
Cash collateral pledged	64,895	7,511
Segregated cash	178,179	177,526
Cash and cash equivalents, Consolidated Funds	298	118
Cash and cash equivalents, including cash collateral pledged and segregated cash, end of period	$1,050,259	$525,230
Supplemental information
Cash paid during the year for interest	$113,758	$72,452
Cash paid during the year for taxes	$63,728	$1,455
Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (See Note 19)	$21,232	$6,029
Preferred stock dividends declared (See Note 19)	3,396	3,396
Cash dividends declared (See Note 19)	5,815	2,512
Net assets (liabilities) acquired upon acquisition (net of cash)	3,107	—
Net Increase in non-controlling interests due to consolidation of operating entity	—	48,596
Net decrease in non-controlling interests in Consolidated Fund due to deconsolidation of Consolidated Fund (See Note 2)	74,813	360,711
Common stock issuance in relation to acquisition (See Note 3)	2,202	926
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
The Company determines whether it is the primary beneficiary of a VIE upon its initial involvement with the VIE and reassesses whether it is the primary beneficiary on an ongoing basis as long as it has any continuing involvement with the VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of June 30, 2021, the total assets and total liabilities of the consolidated

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
VIEs were $313.7 million and $7.3 million, respectively. As of December 31, 2020, the total assets and total liabilities of the consolidated VIEs were $325.5 million and $10.1 million, respectively. The deconsolidation of one Consolidated Fund, during the first quarter of 2021, decreased the overall VIEs net assets. The VIEs act as investment managers and/or investment companies that may be managed by the Company or the Company may have equity interest in those investment companies. The VIEs are financed through their operations and/or loan agreements with the Company.
In the ordinary course of business, the Company also sponsors various other entities that it has determined to be VIEs. These VIEs are primarily investment funds for which the Company serves as the general partner, managing member and/or investment manager with decision-making rights. The Company consolidates these investment funds when its variable interest is potentially significant to the entity. (see Note 6 for additional disclosures on VIEs).
The Company consolidates investment funds for which it acts as the managing member/general partner and investment manager. At June 30, 2021, the Company consolidated the following investment funds: Ramius Enterprise LP (“Enterprise LP”) and Cowen Private Investments LP ("Cowen Private"). At December 31, 2020, the Company consolidated the following investment funds: Enterprise LP, Cowen Private, and Cowen Sustainable Investments I LP ("CSI I LP"). These funds are referred to as each a "Consolidated Fund" and collectively the "Consolidated Funds".
During the first quarter of 2021, the Company deconsolidated CSI I LP due to the Company's ownership being diluted through a capital equalization event. During the second quarter of 2020, the Company deconsolidated Ramius Merger Fund LLC (the "Merger Fund") and Ramius Merger Arbitrage UCITS Fund ("UCITS Fund") due to a partial redemption of the Company’s direct portfolio fund investment in Merger Fund and a partial termination of the notional value of UCITS Fund units referenced in a total return swap with a third party. The Company continues to hold a direct retained portfolio fund investment in the Merger Fund and CSI I LP and continues to have economic exposure to the returns of UCITS Fund through a total return swap with a third party. Merger Fund, CSI I LP and UCITS Fund continue to be related parties of the Company after deconsolidation. CSI I Golden Holdco LP ("Golden HoldCo") and CSI I Prodigy Holdco LP ("Prodigy HoldCo") were consolidated through November 2020 when the Company raised additional capital within the sustainable investing strategy that diluted the Company's direct and indirect ownership. As a result, the Company's direct and indirect ownership in Golden Holdco and Prodigy Holdco is no longer expected to be significant to either entity and the entities were deconsolidated.
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
Other—If the Company does not consolidate an entity or apply the equity method of accounting, the Company accounts for its investment in such entity (primarily consisting of securities of such entity which are purchased and held principally for the purpose of selling them in the near term and classified as trading securities), at fair value with unrealized gains (losses) resulting from changes in fair value reflected within Investment income (loss) - Securities principal transactions, net or Investment income (loss) - portfolio fund investment income (loss) in the accompanying condensed consolidated statements of operations.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
The Company applies the guidance in ASC 326 to securities borrowed and fees and other receivables carried at amortized cost (including, but not limited to, receivables related to securities transactions, underwriting fees, strategic/financial advisory fees and placement and sales agent fees, management fees and incentive fees receivable).
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Other Investments—Other investments consist primarily of portfolio funds, carried interest and equity method investments, which are valued as follows:
i.    Portfolio Funds—Portfolio funds include interests in private investment partnerships, foreign investment companies and other collective investment vehicles which may be managed by the Company or its affiliates. The Company applies the practical expedient provided by the US GAAP fair value measurements and disclosures guidance relating to investments

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Securities owned by customers, including those that collateralize margin, are not reflected as assets of the Company on the statement of financial condition. The Company holds these securities with the intention of settlement against customer orders and are held as collateral for customer receivables.
i.    Fees receivable
Fees receivable primarily relate to securities transactions and are reported net of an allowance for credit losses.  Fees receivable also include amounts due to the Company for underwriting fees, strategic/financial advisory fees and placement and sales agent fees. Additionally, management and incentive fees due to the Company are earned as the managing member, general partner and/or investment manager to the Company's investment funds and are recognized in accordance with appropriate revenue recognition guidance (see Note 2n).
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
Fees and interest received or paid are recorded in interest and dividends income and interest and dividends expense, respectively, on an accrual basis in the accompanying condensed consolidated statements of operations. In cases where the fair value basis of accounting is elected, any resulting change in fair value would be reported in Investment Income - Securities principal transactions, net in the accompanying condensed consolidated statements of operations. Accrued interest income and expense are recorded in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, on an accrual basis in the accompanying condensed consolidated statements of financial condition. At June 30, 2021 and December 31, 2020, the Company did not have any securities lending transactions for which fair value basis of accounting was elected.
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
Interest paid is recorded in interest and dividends expense in accordance with US GAAP and market convention for the imputation of interest on repurchase agreement transactions on an accrual basis in the accompanying condensed consolidated statements of operations. In cases where the fair value basis of accounting is elected, any resulting change in fair value would be

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
reported in Investment Income - Securities principal transactions, net in the accompanying condensed consolidated statements of operations. At June 30, 2021 and December 31, 2020, the Company did not have any repurchase agreements for which fair value basis of accounting was elected.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Investment Income
Investment income (loss) consists of securities principal transactions, net, portfolio fund principal transactions, net and carried interest allocations. Investment income is excluded from ASC Topic 606.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
In accordance with federal and state tax laws, the Company and its subsidiaries file consolidated federal, state, and local income tax returns as well as stand-alone state and local tax returns. The Company also has subsidiaries that are residents in foreign countries where tax filings have to be submitted on a stand-alone or combined basis. These subsidiaries are subject to taxes in their respective countries and the Company is responsible for and therefore reports all taxes incurred by these subsidiaries in the condensed consolidated statements of operations. The foreign jurisdictions where the Company owns subsidiaries and has tax filing obligations are the United Kingdom, Luxembourg, Malta, Gibraltar, Germany, Switzerland, South Africa, Canada, and Hong Kong.
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
The aggregate estimated purchase price of the Acquisition was $12.7 million. On the Malta Holdings Acquisition Date, the Company paid upfront consideration of $12.5 million, with additional deferred consideration of $0.2 million which was paid during the second quarter of 2021.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
As of the Malta Holdings Acquisition Date, the estimated fair value of the Company's intangible assets, which are primarily broker relationships, was $4.6 million and had a weighted average useful life of 10 years. The licenses of $0.2 million has indefinite life. Amortization expense for the three and six months ended June 30, 2021 was $0.1 million and $0.2 million, respectively.
As of June 30, 2021, the estimated amortization expense related to these intangible assets in future periods is as follows:

(dollars in thousands)
2021	$229
2022	458
2023	458
2024	458
2025	458
Thereafter	2,365
$4,426
In addition to the purchase price consideration, for the six months ended June 30, 2021, the Company had incurred acquisition-related expenses of $0.2 million, including financial advisory, legal and valuation services, which are included in professional, advisory and other fees in the accompanying condensed consolidated statements of operations.
4. Cash Collateral Pledged
As of June 30, 2021 and December 31, 2020, the Company pledged cash collateral in the amount of $3.4 million and $4.0 million respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston and San Francisco. The Company also has pledged cash collateral for reinsurance agreements which amounted to $61.5 million, as of June 30, 2021, and $106.8 million, as of December 31, 2020, which are expected to be released periodically as per the terms of the reinsurance policy between June 30, 2021 and March 31, 2024 (see Notes 14 and 18).
As of June 30, 2021, the Company has the following irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
New York	$208	April 2022
New York	$1,325	October 2022
New York	$1,253	November 2021
Boston	$194	March 2028
San Francisco	$458	October 2025
	$3,438

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2021 and December 31, 2020 there were no amounts due related to these letters of credit.
5. Segregated Cash
As of June 30, 2021 and December 31, 2020, cash segregated in compliance with federal regulations and other restricted deposits of $178.2 million and $185.1 million, respectively, consisted of cash deposited in Special Reserve Bank Accounts for the exclusive benefit of customers under SEC Rule 15c3-3 and cash deposited in Special Reserve Bank Accounts for the exclusive benefit of Proprietary Accounts of Broker-Dealers ("PAB") under SEC Rule 15c3-3.
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
As of June 30, 2021 and December 31, 2020, securities owned, at fair value consisted of the following:

	As of June 30, 2021	As of December 31, 2020
	(dollars in thousands)
Common stock	$3,456,667	$1,770,301
Preferred stock	110,408	69,358
Warrants and rights	32,136	27,701
Government bonds	4,348	19,721
Corporate bonds	85,972	86,503
Convertible bonds	9,712	6,040
Term loan (*)	12,563	12,623
Trade claims (*)	5,719	8,713
Private investments	666	642
	$3,718,191	$2,001,602
(*)The Company has elected the fair value option for securities owned, at fair value with a fair value of $5.7 million and $8.8 million, respectively, at June 30, 2021 and December 31, 2020.
Receivable on and Payable for derivative contracts, at fair value
The Company predominantly enters into derivative transactions to satisfy client needs and to manage its own exposure to market and credit risks resulting from its trading activities. The Company’s direct exposure to derivative financial instruments includes futures, currency forwards, equity swaps, interest rate swaps and options. The Company's derivatives trading activities expose the Company to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, counterparty risk, foreign currency movements and changes in the liquidity of markets.
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of June 30, 2021		As of December 31, 2020
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Currency forwards	$140,070	$882	$4,902	$15
Equity swaps	$1,938,568	189,275	$944,544	64,634
Options (a)	189,369	39,964	371,188	49,102
Netting - swaps (b)		(120,374)		(62,269)
		$109,747		$51,482

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Payable for derivative contracts	As of June 30, 2021		As of December 31, 2020
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$3,923	$115	$—	$—
Currency forwards	$13,711	$245	$123,346	$3,067
Equity swaps	$1,740,599	140,380	$896,863	43,560
Interest rate swaps	$285,000	1,108	—	—
Options (a)	153,037	36,722	198,320	66,566
Netting - swap (b)		(118,972)		(37,033)
		$59,598		$76,160
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
The following tables present the gross and net derivative positions and the related offsetting amount, as of June 30, 2021 and December 31, 2020. This table does not include the impact of over-collateralization.

		Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition
	Gross amounts recognized			Financial instruments (a)	Cash Collateral pledged (a)	Net amounts
	(dollars in thousands)
As of June 30, 2021
Receivable on derivative contracts, at fair value	$230,121	$120,374	$109,747	$2,317	$60,440	$46,990
Payable for derivative contracts, at fair value	178,570	118,972	59,598	2,317	4,077	53,204

As of December 31, 2020
Receivable on derivative contracts, at fair value	$113,751	$62,269	$51,482	$691	$169	$50,622
Payable for derivative contracts, at fair value	113,193	37,033	76,160	691	3,174	72,295
(a)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
The realized and unrealized gains/(losses) related to derivatives trading activities were $(56.5) million and $(38.2) million for the three months ended June 30, 2021 and 2020 and $(21.0) million and $(9.4) million for the six months ended June 30, 2021 and 2020, respectively, and are included in Investment income - Securities principal transactions, net in the accompanying condensed consolidated statements of operations. The net gains (losses) on derivative contracts in the table above are one of a number of activities comprising the Company's business activities and are calculated before consideration of economic hedging transactions, which generally offset the net gains (losses) included above.
Pursuant to the various derivatives transactions discussed above, except for exchange traded derivatives and certain options, the Company is required to post/receive collateral. These amounts are recognized in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations respectively. As of June 30, 2021 and December 31, 2020, all derivative contracts were with major financial institutions.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Other investments
As of June 30, 2021 and December 31, 2020, other investments included the following:

	As of June 30, 2021	As of December 31, 2020
	(dollars in thousands)
Portfolio funds, at fair value (1)	$149,105	$133,454
Carried interest (2)	144,428	82,892
Equity method investments (3)	39,209	38,681
	$332,742	$255,027
(1) Portfolio funds, at fair value
The portfolio funds, at fair value as of June 30, 2021 and December 31, 2020, included the following:

	As of June 30, 2021	As of December 31, 2020
	(dollars in thousands)
Starboard Value and Opportunity Fund LP (c)(*)	$47,529	$42,519
Formation8 Partners Fund I, L.P. (f)	30,890	31,894
Cowen Healthcare Investments II LP (i) (*)	20,760	26,186
Lagunita Biosciences, LLC (d)	3,768	3,850
Eclipse Ventures Fund I, L.P. (b)	6,445	4,457
HealthCare Royalty Partners II LP (a)(*)	1,625	1,588
HealthCare Royalty Partners LP (a)(*)	900	1,072
Starboard Leaders Fund LP (e)(*)	2,338	2,020
Eclipse SPV I, LP (j)(*)	2,270	1,708
Ramius Merger Fund LLC (m)(*)	2,751	2,197
TriArtisan ES Partners LLC (k)(*)	1,859	1,657
Cowen Healthcare Investments III LP (i)(*)	7,084	5,714
TriArtisan PFC Partners LLC (l)(*)	852	691
Starboard Value and Opportunity Fund Ltd (c) (*)	2,639	2,364
Eclipse Ventures Fund II, L.P. (b)	2,403	1,733
Eclipse Continuity Fund I, L.P. (b)	1,895	1,101
Cowen Sustainable Investments I LP (i)(*)	10,294	—
Difesa Partners, LP (h)	1,014	848
BDC Fund I Coinvest 1, L.P. (g)	1,250	1,250
Other private investment (n)(*)	316	326
Other affiliated funds (o)(*)	223	279
	$149,105	$133,454
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
(g)BDC Fund I Coinvest 1, L.P. is a private equity fund focused on investing in growth companies in industries disrupted by digitization. Distributions will be made when the underlying investments are liquidated.
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
The carried interest as of June 30, 2021 and December 31, 2020, included the following:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	As of June 30, 2021	As of December 31, 2020
	(dollars in thousands)
Cowen Healthcare Investments II LP	$53,122	$62,112
Cowen Healthcare Investments III LP	15,016	11,520
Cowen Sustainable Investments I LP	13,745	—
Cowen Sustainable Investments Offshore I LP	18,070	—
CSI I Prodigy Co-Investment LP	6,335	—
CSI PRTA Co- Investment LP	25,100	—
TriArtisan TGIF Partners LLC	3,815	3,361
TriArtisan ES Partners LLC	4,225	3,152
TriArtisan PFC Partners LLC	3,772	1,455
Ramius Multi-Strategy Fund LP	669	734
Ramius Merger Fund LLC	372	368
RCG IO Renergys Sarl	187	190
	$144,428	$82,892
(3) Equity method investments
Equity method investments include investments held by the Company in several operating companies. The operating agreement that governs the management of day-to-day operations and affairs of these entities stipulates that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these entities requires the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current Accounting Standards and the Company accounts for these investments under the equity method of accounting. Included in equity method investments are the investments in (a) HealthCare Royalty Partners General Partners (b) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day-to-day management (including portfolio management) of several activist investment funds and related managed accounts and (c) operating companies whose operations primarily include the day-to-day management of real estate entities.
During 2020, the Company completed assessments of the recoverability of the Company's equity method investments and determined that the carrying value of the investment in Surf House Ocean View Holdings, LLC exceeded the estimated fair value of the Company's interest, which was other than temporary. An other than temporary impairment charge of $4.0 million and $11.3 million for the three and six months ended June 30, 2020, respectively was recognized to reduce the carrying value of the investment to fair value, which was subsequently completely impaired at the end of 2020. Impairment charges are included in net gains (losses) on other investments on the accompanying condensed consolidated statements of operations. The Company recorded no impairment charges in relation to its other equity method investments for the three and six months ended June 30, 2021 and 2020.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes equity method investments held by the Company:

	As of June 30, 2021	As of December 31, 2020
	(dollars in thousands)
Starboard Value LP	$30,650	$31,528
HealthCare Royalty GP III, LLC	2,268	2,213
RCG Longview Management, LLC	—	268
HealthCare Royalty GP, LLC	626	920
HealthCare Royalty GP II, LLC	275	269
HealthCare Royalty GP IV, LLC	2,063	304
RCG Longview Debt Fund IV Management, LLC	331	331
HCR Overflow Fund GP, LLC	742	740
RCG Longview Equity Management, LLC	105	105
HCR Stafford Fund GP, LLC	1,466	1,025
Liberty Harbor North	222	222
Other	461	756
	$39,209	$38,681
The Company's income (loss) from equity method investments was income of $6.7 million and a loss $6.5 million for the three months ended June 30, 2021 and 2020 and income of $19.4 million and $6.5 million for the six months ended June 30, 2021 and 2020, respectively, and is included in net gains (losses) on other investments on the accompanying condensed consolidated statements of operations.
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying condensed consolidated statements of financial condition. As of June 30, 2021 and December 31, 2020, securities sold, not yet purchased, at fair value consisted of the following:

	As of June 30, 2021	As of December 31, 2020
	(dollars in thousands)
Common stock	$1,072,447	$699,894
Corporate bonds	37	11,358
Government bonds	—	1,500
Preferred stock	1,147	6,589
Warrants and rights	7,298	8,774
	$1,080,929	$728,115
Securities purchased under agreements to resell/securities sold under agreements to repurchase and securities lending and borrowing transactions
The following tables present the contractual gross and net securities borrowing and lending agreements and securities sold under agreements to repurchase and the related offsetting amount as of June 30, 2021 and December 31, 2020.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

				Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
	Gross amounts recognized, net of allowance	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Additional Amounts Available	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of June 30, 2021
Securities borrowed	$1,791,331	$—	$1,791,331	$—	$1,701,594	$—	$89,737
Securities loaned	3,177,201	—	3,177,201	—	3,121,948	—	55,253
Securities sold under agreements to repurchase	2,622	—	2,622	—	2,854	—	(232)

As of December 31, 2020
Securities borrowed	$1,908,187	$—	$1,908,187	$—	$1,809,399	$—	$98,788
Securities loaned	2,476,414	—	2,476,414	—	2,383,342	—	93,072
Securities purchased under agreements to resell	191	—	191	—	204	—	(13)
Securities sold under agreements to repurchase	5,036	—	5,036	—	5,544	—	(508)
(a)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(b)Includes the amount of cash collateral held/posted.
The following tables present gross obligations for securities loaned and securities sold under agreements to repurchase by remaining contractual maturity and class of collateral pledged as of June 30, 2021 and December 31, 2020:

	Open and Overnight	Up to 30 days	31 - 90 days	Greater than 90 days	Total
	(dollars in thousands)
As of June 30, 2021
Securities loaned
Common stock	$2,947,667	$—	$—	$—	$2,947,667
Corporate bonds	229,534	—	—	—	229,534
Securities sold under agreements to repurchase
Corporate bonds	—	—	2,622	—	2,622
As of December 31, 2020
Securities loaned
Common stock	2,232,688	—	—	—	2,232,688
Corporate bonds	243,726	—	—	—	243,726
Securities sold under agreements to repurchase
Corporate bonds	$—	$—	$5,036	$—	$5,036
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $9.6 billion and $577.8 million as of June 30, 2021 and $8.0 billion and $1.3 billion as of December 31, 2020, respectively. The carrying value of the Company's exposure to loss for these variable interest entities as of June 30, 2021 was $204.6 million, and as of December 31, 2020 was $210.7 million, all of which is included in other investments, at fair value in the accompanying condensed consolidated statements of financial condition. Additionally, the Company's maximum exposure to loss for the variable interest entities noted above as of June 30, 2021 and December 31, 2020, was $271.3 million and $326.0 million, respectively.  The maximum exposure to loss often differs from the carrying value

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
of exposure to loss of the variable interests. The maximum exposure to loss is dependent on the nature of the variable interests in the VIEs and is limited to the notional amounts of certain commitments and guarantees.
b.    Consolidated Funds
Securities owned, at fair value
As of June 30, 2021 and December 31, 2020, securities owned, at fair value, held by the Consolidated Funds consisted of the following:

	As of June 30, 2021	As of December 31, 2020
	(dollars in thousands)
Common stock	$3,523	$4,816
Warrants and rights	—	5,806
	$3,523	$10,622
Other investments, at fair value
Investments in portfolio funds, at fair value
As of June 30, 2021 and December 31, 2020, investments in portfolio funds, at fair value, included the following:

	As of June 30, 2021	As of December 31, 2020
	(dollars in thousands)
Investments of Enterprise LP	$102,368	$104,475
Investments of Cowen Sustainable Investments I LP	—	88,195
	$102,368	$192,670
Consolidated portfolio fund investments of Enterprise LP
On May 12, 2010, the Company announced its intention to close Enterprise Master. Enterprise LP operated under a "master-feeder" structure up until January 1, 2019, when Enterprise Master distributed its capital to each feeder and was liquidated. As of June 30, 2021 and December 31, 2020, the consolidated investments in portfolio funds include Enterprise LP's investment in RCG Special Opportunities Fund, Ltd which is a portfolio fund that invests in a limited number of private equity investments directly as well as through affiliated portfolio funds.
Consolidated portfolio fund investments of Cowen Sustainable Investments I LP
Cowen Sustainable Investments I LP ("CSI I LP") is a private investment fund making debt and equity investments in companies and real assets that are accelerating the global transition to a sustainable economy. The fund primarily focuses its investments around four themes: (i) renewable energy and battery storage; (ii) clean transportation; (iii) sustainable agriculture and food production; and (iv) resource and industrial efficiency. CSI I LP has made investments in ecoATM, LLC, a manufacturer and owner of automated kiosks that allow consumers to sell back unwanted smart phones, and Proterra, Inc, a designer and manufacturer of zero-emission electric transit vehicles and electric vehicle technology solutions for commercial applications. CSI I LP is a private equity-style vehicle that does not permit redemptions; proceeds realized from the fund’s investments are expected to be distributed after the end of the fund’s investment period. CSI I LP was consolidated as of December 31, 2020 and deconsolidated during the first quarter of 2021 (See Note 2).
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly held by the Company, indirectly through the Company's consolidated entities or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of June 30, 2021 and December 31, 2020, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There was one indirect concentration that exceeded 5% of the Company's equity as of June 30, 2021 and December 31, 2020, respectively.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Through its investments in a Consolidated Fund and combined with direct Company investments, the Company maintained exposure to a particular investment which accounted for 5% or more of the Company's equity.

	Investment's percentage of the Company's stockholders' equity
	Issuer	Security Type	Country	Industry	Percentage of Stockholders' Equity	Market Value
						(dollars in thousands)
As of June 30, 2021	Linkem S.p.A.	Equity, loans and warrants	Italy	Wireless Broadband	7.88%	$86,454
As of December 31, 2020	Linkem S.p.A.	Equity, loans and warrants	Italy	Wireless Broadband	9.07%	$87,944
7. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of June 30, 2021 and December 31, 2020:

	Assets at Fair Value as of June 30, 2021
	Level 1	Level 2	Level 3	Netting (c)	Total
		(dollars in thousands)
Operating Entities
Securities owned, at fair value
Government bonds	$4,348	$—	$—	$—	$4,348
Preferred stock	4,938	—	105,470	—	110,408
Common stock	3,414,724	343	41,600	—	3,456,667
Convertible bonds	—	—	9,712	—	9,712
Corporate bonds	—	85,865	107	—	85,972
Trade claims	—	—	5,719	—	5,719
Term loan	—	—	12,563	—	12,563
Warrants and rights	20,505	—	11,631	—	32,136
Private investments	—	—	666	—	666
Receivable on derivative contracts, at fair value
Currency forwards	—	882	—	—	882
Equity swaps	—	189,275	—	(120,374)	68,901
Options	39,720	—	244	—	39,964
Consolidated Funds
Securities owned, at fair value
Common stock	3,523	—	—	—	3,523
	$3,487,758	$276,365	$187,712	$(120,374)	$3,831,461
Portfolio funds measured at net asset value (a)					149,105
Consolidated Funds' portfolio funds measured at net asset value (a)					102,368
Carried interest (a)					144,428
Equity method investments (a)					39,209
Total investments					$4,266,571

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of June 30, 2021
	Level 1	Level 2	Level 3	Netting (c)	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased, at fair value
Common stock	$1,072,447	$—	$—	$—	$1,072,447
Corporate bonds	—	37	—	—	37
Preferred stock	1,147	—	—	—	1,147
Warrants and rights	7,298	—	—	—	7,298
Payable for derivative contracts, at fair value
Futures	115	—	—		115
Currency forwards	—	245	—	—	245
Equity swaps	—	140,380	—	(118,972)	21,408
Interest rate swaps	—	1,108	—	—	1,108
Options	33,103	—	3,619	—	36,722
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	24,810	—	24,810
	$1,114,110	$141,770	$28,429	$(118,972)	$1,165,337
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
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during the first quarter of 2019 and the fourth quarter of 2020, the Company is required to pay to the sellers a portion of future net income and/or revenues of the acquired businesses, if certain targets are achieved through the periods ended December 31, 2020 and December 31, 2023. For both the Quarton acquisition, completed during the first quarter of 2019, and the MHT acquisition, completed during the fourth quarter of 2020, the Company estimated the contingent consideration liabilities using a combination of Monte Carlo and Discounted Cash Flow methods which require the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts for the Quarton acquisition can range from $10.1 million to $25.0 million. The undiscounted amounts for the MHT acquisition have no minimum or maximum as it is calculated based on revenue.
(c) Derivatives are reported on a net basis, by counterparty, when a legal right of offset exists under an enforceable netting agreement as well as net of cash collateral received or posted under enforceable credit support agreements. See Note 2f for further information on offsetting of derivative financial instruments.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Assets at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Netting (c)	Total
		(dollars in thousands)
Operating Entities
Securities owned, at fair value
Government bonds	$19,721	$—	$—	$—	$19,721
Preferred stock	9,391	—	59,967	—	69,358
Common stock	1,746,407	108	23,786	—	1,770,301
Convertible bonds	—	—	6,040	—	6,040
Corporate bonds	—	86,368	135	—	86,503
Trade claims	—	—	8,713	—	8,713
Term loan	—	—	12,623	—	12,623
Private investments	—	—	642	—	642
Warrants and rights	21,154	—	6,547	—	27,701
Receivable on derivative contracts, at fair value
Currency forwards	—	15	—	—	15
Equity swaps	—	64,634	—	(62,269)	2,365
Options	48,851	—	251	—	49,102
Consolidated Funds
Securities owned, at fair value
Common stock	1,865	—	2,951	—	4,816
Warrants and rights	—	—	5,806	—	5,806
	$1,847,389	$151,125	$127,461	$(62,269)	$2,063,706
Portfolio funds measured at net asset value (a)					133,454
Consolidated Funds' portfolio funds measured at net asset value (a)					192,670
Carried interest (a)					82,892
Equity method investments (a)					38,681
Total investments					$2,511,403

	Liabilities at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Netting (c)	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased, at fair value
US Government securities	$—	$—	$1,500	$—	$1,500
Common stock	699,894	—	—	—	699,894
Corporate bonds	—	10,654	704	—	11,358
Preferred stock	6,589	—	—	—	6,589
Warrants and rights	8,774	—	—	—	8,774
Payable for derivative contracts, at fair value
Currency forwards	—	3,067	—	—	3,067
Equity swaps	—	43,560	—	(37,033)	6,527
Options	62,651	—	3,915	—	66,566
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	36,718	—	36,718
	$777,908	$57,281	$42,837	$(37,033)	$840,993
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during the first quarter of 2019 and the fourth quarter of 2020, the Company is required to pay to the sellers a portion of future net income and/or revenues of the acquired businesses, if certain targets are achieved through the periods ended December 31, 2020 and December 31, 2023. For both the Quarton acquisition, completed during the first quarter of 2019, and the MHT acquisition, completed during the fourth quarter of 2020, the Company estimated the contingent consideration liabilities using a combination of Monte Carlo and Discounted Cash Flow methods which require the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts for the Quarton acquisition can range from $10.1 million to $35.1 million. The undiscounted amounts for the MHT acquisition have no minimum or maximum as it is calculated based on revenue.
(c) Derivatives are reported on a net basis, by counterparty, when a legal right of offset exists under an enforceable netting agreement as well as net of cash collateral received or posted under enforceable credit support agreements. See Note 2f for further information on offsetting of derivative financial instruments.
The following table includes a roll forward of the amounts for the three and six months ended June 30, 2021 and 2020 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Three Months Ended June 30, 2021
	Balance at March 31, 2021	Transfers in		Transfers out	Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2021	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$56,476	$—		$—	$46,801	$—	$2,193	$105,470	$2,193
Common stock	22,706	3,409	(e)	—	6,246	(5,086)	14,325	41,600	14,820
Convertible bonds	3,137	—		—	4,777	(3,000)	4,798	9,712	4,799
Corporate bonds	136	—		—	12	(55)	14	107	20
Options, asset	241	—		—	—	—	3	244	3
Options, liability	3,297	—		—	—	—	322	3,619	322
Term Loan	12,424	—		—	—	—	139	12,563	139
Warrants and rights	7,924	2,928	(e)	—	—	(404)	1,183	11,631	1,348
Trade claims	5,905	—		—	813	(88)	(911)	5,719	(2,923)
Private investments	1,085	—		—	—	(419)	—	666	—
Corporate bond, liability	415	—		—	—	(110)	(305)	—	—
Government bonds, liability	522	—		—	—	(291)	(231)	—	—
Contingent consideration liability	19,579	—		—	—	—	5,231	24,810	5,231
Consolidated Funds
Preferred stock	—	—		—	—	—	—	—	—
Common stock	2,951	(4,000)	(e)	—	—	—	1,049	—	—
Warrants and rights	5,329	—		—	—	(3,777)	(1,552)	—	—

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2020
	Balance at March 31, 2020	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2020	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$8,200	$45,530	(c)	$—		$—	$(2,100)	$(150)	$51,480	$2,411
Common stock	17,510	—		(8)	(a)	—	(3,163)	477	14,816	(328)
Convertible bonds	2,786	—		—		2,295	—	—	5,081	—
Corporate bonds	2,812	—		—		98	(1,938)	(214)	758	(214)
Options, asset	332	—		—		—	—	5	337	5
Options, liability	1,802	—		—		—	—	375	2,177	375
Term Loan	—	11,149	(c)	—		—	—	210	11,359	210
Warrants and rights	598	3,615	(a)(c)	—		—	—	412	4,625	412
Trade claims	9,183	—		—		550	(2,215)	(363)	7,155	(383)
Private investments	465	—		—		25	—	(58)	432	(58)
Corporate bond, liability	800	—		—		—	—	—	800	—
Government bonds, liability	1,500	—		—		—	—	—	1,500	—
Contingent consideration liability	28,658	—		—		—	(4,253)	2,596	27,001	2,596
Consolidated Funds
Preferred stock	4,393	—		(4,000)	(d)	—	—	(393)	—	—
Common stock	100,000	4,000	(d)	—		—	—	(1,049)	102,951	(1,049)
Warrants and rights	5,611	—		—		—	—	247	5,858	247

	Six Months Ended June 30, 2021
	Balance at December 31, 2020	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2021	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$59,967	$—		$—		$48,659	$(4,651)	$1,495	$105,470	$(1,830)
Common stock	23,786	3,409	(e)	(5,354)	(b)	9,472	(6,473)	16,760	41,600	16,498
Convertible bonds	6,040	—		—		5,827	(6,930)	4,775	9,712	4,776
Corporate bond	135	—		—		82	(103)	(7)	107	(29)
Options, asset	251	—		—		—	—	(7)	244	(7)
Options, liability	3,915	—		—		—	—	(296)	3,619	(296)
Term loan	12,623	—		—		322	—	(382)	12,563	(382)
Warrants and rights	6,548	2,928	(e)	—		3,406	(1,610)	359	11,631	504
Trade claims	8,713	—				2,191	(4,304)	(881)	5,719	(1,902)
Private investments	642	—		—		443	(419)	—	666	—
Corporate bond, liability	704	—		—		—	(399)	(305)	—	—
Government bonds, liability	1,500	—		—		—	(1,569)	69	—	—
Contingent consideration liability	37,952	—		—		—	(11,312)	(1,830)	24,810	(1,830)
Consolidated Funds
Common stock	2,951	(4,000)	(e)	—		—	—	1,049	—	—
Warrants and rights	5,806	—		—		—	(4,447)	(1,359)	—	—

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2020
	Balance at December 31, 2019	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2020	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$7,835	$45,530	(c)	$—		$365	$(2,100)	$(150)	$51,480	$2,411
Common stock	17,466	—		(8)	(a)	1,798	(3,755)	(685)	14,816	(1,585)
Convertible bonds	2,500	—		—		2,581	—	—	5,081	—
Corporate Bond, asset	2,421	—		—		520	(1,962)	(221)	758	(202)
Options, asset	336	—		—		—	—	1	337	1
Options, liability	2,920	—		—		—	—	(743)	2,177	(743)
Warrants and rights	594	3,615	(a)(c)	—		—	—	416	4,625	416
Term Loan	—	11,149	(c)	—		—	—	210	11,359	210
Trade claim	7,083	1,044	(a)	—		1,716	(2,215)	(473)	7,155	(493)
Private investments	237	—		—		258	—	(63)	432	(63)
Corporate bond, liability	1,000	—		—		—	—	(200)	800	(200)
Government bonds, liability	1,950	—		—		—	—	(450)	1,500	(450)
Contingent consideration liability	30,896	—		—		—	(5,653)	1,758	27,001	1,758
Consolidated Funds
Preferred stock	4,393	—		(4,000)	(d)	—	—	(393)	—	—
Common stock	—	4,000	(d)	—		100,000	—	(1,049)	102,951	(1,049)
Warrants and rights	$5,567	$—		$—		$—	$—	$291	$5,858	$291
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
(e) Fair market value derived using models and private transaction levels.
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
The following table includes quantitative information as of June 30, 2021 and December 31, 2020 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value June 30, 2021	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$76,106	Discounted cash flows Guideline companies Probability of Success	Discount rate EBITDA Market Multiples Probability of Success	11% - 20% 6.25x - 6.75x 75% - 100%	12% 6.5x 88%
Options	244	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	11% - 13% 6.25x - 6.75x	12% 6.5x
Trade claims	2,639	Discounted cash flows	Discount rate	20%	20%
Warrants and rights	4,659	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	11% - 13% 6.25x - 6.75x	12.0% 6.5x
Corporate, convertible bonds and term loan	12,563	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	11% - 13% 6.25x - 6.75x	12% 6.5x
Other level 3 assets (a)	91,501
Total level 3 assets	$187,712
Level 3 Liabilities
Options	3,619	Option pricing models	Volatility	35%	35%
Contingent consideration liability	24,810	Discounted cash flows Monte Carlo simulation	Discount rate Volatility	7% - 15% 18% - 20%	14% 18%
Total level 3 liabilities	$28,429

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2020	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$65,735	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	10% - 12% 6.25x - 6.75x	11% 6.5x
Trade claims	3,500	Discounted cash flows	Discount rate	15%	15%
Warrants and rights	11,217	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	4% - 11% 6.25x - 6.75x	7% 6.5x
Options	251	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	10% - 12% 6.25x - 6.75x	11% 6.5x
Corporate, convertible bonds and term loan	12,623	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	10% - 12% 6.25x - 6.75x	11% 6.5x
Other level 3 assets (a)	34,135
Total level 3 assets	$127,461
Level 3 Liabilities

Options	3,915	Option pricing models	Volatility	35%	35%
Contingent consideration liability	36,718	Discounted cash flows Monte Carlo simulation	Discount rate Volatility	9% - 16% 22% - 24%	15% 22%
Other level 3 liabilities (a)	2,204
Total level 3 liabilities	$42,837
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Other financial assets and liabilities
The following table presents the carrying values and fair values, at June 30, 2021 and December 31, 2020, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value (see Note 2e).

	June 30, 2021				December 31, 2020				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$806,887		$806,887		$645,169		$645,169		Level 1
Cash collateral pledged	64,895		64,895		110,743		110,743		Level 2
Segregated cash	178,179		178,179		185,141		185,141		Level 1
Securities purchased under agreements to resell	—		—		191		204		Level 2
Securities borrowed	1,791,331		1,791,331		1,908,187		1,908,187		Level 2
Loans receivable	3,415		3,415	(d)	7,682		7,682	(d)	Level 3
Consolidated Funds
Cash and cash equivalents	298		298		417		417		Level 1
Financial Liabilities
Securities sold under agreements to repurchase	2,622		2,854		5,036		5,544		Level 2
Securities loaned	3,177,201		3,177,201		2,476,414		2,476,414		Level 2
Convertible debt	—		—		80,808	(a)	135,444	(b)	Level 2
Notes payable and other debt	480,899	(e)	508,269	(c)	383,067	(e)	405,840	(c)	Level 2
(a)The carrying amount of the convertible debt includes an unamortized discount of $6.7 million as of December 31, 2020.
(b)The convertible debt includes the conversion option and is based on the last broker quote available.
(c)Notes payable and other debt are based on the last broker quote available.
(d)The fair market value of level 3 loans is calculated using discounted cash flows where applicable.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(e)The carrying amount of the notes payable and other debt includes an unamortized discount and unamortized premium of $1.4 million and $0.3 million as of June 30, 2021, respectively and unamortized premium of $0.4 million as of December 31, 2020.
8. Deposits with Clearing Organizations, Brokers and Banks
Under the terms of agreements between the Company and some of its clearing organizations, brokers and banks, balances owed are collateralized by certain of the Company's cash and securities balances. As of June 30, 2021 and December 31, 2020, the Company had a total of $96.1 million and $105.0 million, respectively, in deposit accounts with clearing organizations, brokers and banks that could be used as collateral to offset losses incurred by the clearing organizations, brokers and banks, on behalf of the Company's activities, if such losses were to occur.
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
As of June 30, 2021 and December 31, 2020, amounts receivable from brokers, dealers and clearing organizations include:

	As of June 30, 2021	As of December 31, 2020
	(dollars in thousands)
Broker-dealers	$2,102,520	$1,608,273
Securities failed to deliver	45,143	55,655
Clearing organizations	37,964	41,795
Securities borrowed/loaned interest receivable	22,115	24,021
	$2,207,742	$1,729,744

As of June 30, 2021 and December 31, 2020, amounts payable to brokers, dealers and clearing organizations include:

	As of June 30, 2021	As of December 31, 2020
	(dollars in thousands)
Broker-dealers	$362,116	$286,011
Securities failed to receive	91,007	68,036
Clearing organizations	58,118	33,732
Securities borrowed/loaned interest payable	19,627	27,364
	$530,868	$415,143

10. Receivable From and Payable To Customers
As of June 30, 2021 and December 31, 2020, receivable from customers of $185.8 million and $104.0 million, respectively, consist of amounts owed by customers relating to securities transactions not completed on settlement date and receivables arising from prepaid research.
As of June 30, 2021 and December 31, 2020, payable to customers of $2.7 billion and $1.7 billion, respectively, include amounts due on cash and margin transactions to the Company's clients, some of which have their assets held by a Company omnibus account, which are included within receivables from brokers, dealers and clearing organizations in the accompanying condensed consolidated statements of financial condition. In the omnibus structure, positions that are owned by Cowen International Ltd are fully cross collateralized by client funds, meaning that the Company does not have market risk. Additionally, Cowen International Ltd has no obligation to settle any trade that it deems inappropriate from a risk perspective, adding an important market and counterparty risk mitigating factor.
11. Commission Management Payable
The Company receives a gross commission from various brokers, which is then used to fund commission sharing and recapture arrangements, less the portion retained as income to the Company. Accrued commission sharing and commission

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
recapture payable of $126.0 million and $117.0 million, as of June 30, 2021 and December 31, 2020, respectively, are classified as commission management payable in the accompanying condensed consolidated statements of financial condition.
12. Non-Controlling Interests in Consolidated Subsidiaries and Investment Funds
Redeemable and nonredeemable non-controlling interests in consolidated subsidiaries and investment funds and the related net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds are comprised as follows:

	As of June 30, 2021	As of December 31, 2020
	(dollars in thousands)
Nonredeemable non-controlling interests in consolidated subsidiaries and investment funds
Operating companies	129,229	83,818
Consolidated Funds	37,270	115,806
	$166,499	$199,624

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds
Operating companies	$14,125	$3,104	$21,786	$3,231
Consolidated Funds	(370)	30,009	(3,469)	(32,306)
	$13,755	$33,113	$18,317	$(29,075)

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
13. Revenue from Contracts with Customers
For the three and six months ended June 30, 2021 and 2020, the following tables presents revenues from contracts with customers disaggregated by fee type and segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Revenue from contracts with customers	Operating Company
Investment banking
Underwriting fees	$88,680	$133,695	$242,984	$196,965
Strategic/financial advisory fees	100,518	39,634	174,073	61,630
Placement and sales agent fees	31,380	25,977	103,924	43,573
Expense reimbursements from clients	4,403	4,676	8,834	6,842
Total investment banking revenue	224,981	203,982	529,815	309,010
Brokerage
Commissions	128,404	121,685	290,196	254,611
Trade conversion revenue	3,848	4,327	7,978	8,966
Equity research fees	4,997	5,016	9,590	9,044
Total brokerage revenue from customers	137,249	131,028	307,764	272,621
Management fees	14,768	11,424	40,267	22,771
Incentive income	169	—	2,427	—
Total revenue from contracts with customers - Op Co	$377,167	$346,434	$880,273	$604,402

	Asset Company
Management fees	226	229	470	486
Incentive income	—	—	—	—
Total revenue from contracts with customers - Asset Co	226	229	470	486
Total revenue from contracts with customers	$377,393	$346,663	$880,743	$604,888

14. Insurance and reinsurance
The Company completed the acquisition of Cowen Insurance Co on February 26, 2021. (See Note 3). Cowen Insurance Co is a Malta based insurance company that reinsures a significant proportion of its portfolio (“Outward Reinsurance”). The Company's wholly owned Luxembourg subsidiary, Hollenfels Re SA ("Hollenfels") provides reinsurance to third party insurance and reinsurance companies (“Inward Reinsurance”). Cowen Insurance Co’s and Hollenfels' share of claims incurred and paid during the periods below, as well as the change in claims outstanding and claims incurred but not reported ("IBNR") during these periods, net of reinsurance, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Incurred and paid claims
Insurance (net of Outward Reinsurance)	$1,055	$—	$1,798	$—
Inward Reinsurance	1,533	3,693	5,438	7,928
Total	$2,588	$3,693	$7,236	$7,928
Change in claims outstanding and claims IBNR
Insurance (net of Outward Reinsurance)	$(75)	$—	$(211)	$—
Inward Reinsurance	(72)	(7)	(631)	3,034
Total	$(147)	$(7)	$(842)	$3,034
Cowen Insurance Co and Hollenfels utilize several methods to determine their claims IBNR. Cowen Insurance Co and Hollenfels generally employ an estimation methodology whereby historical average claims ratios over a period of up to 10 years are utilized, based on availability of data. In cases where current claims development contradicts historical results, Cowen Insurance Co and Hollenfels employ a method to average claims ratios derived through different actuarial calculation methods. If an event occurs that may give rise to significant future claims in excess of the amount calculated using the above-mentioned

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
methodologies, the impact of such an event is calculated using existing claims data and actuarial estimation methods to adjust Cowen Insurance Co's and Hollenfels's IBNR provision. During the three and six months ended June 30, 2021, claims liability and claim adjustment expenses were calculated using the above-mentioned methods consistent with prior years.
While Cowen Insurance Co and Hollenfels typically settle their premiums and claim payments on a quarterly basis, the frequency of claims in the underlying policies is impractical for Cowen Insurance Co and Hollenfels to obtain. Cowen Insurance Co and Hollenfels write contracts on both a proportional and non-proportional basis. The contracts contain inspection rights to allow the companies to inspect the policy documents that provide the source for the underlying data provided by the cedant. This negates the need for them to collect and hold the documents themselves which would be impracticable. Cowen Insurance Co and Hollenfels did not discount any of its reserves and did not cede any portion of its exposures during the three and six months ended June 30, 2021 and 2020.
From time to time, Cowen Insurance Co and Hollenfels may enter into insurance and reinsurance agreements that require it to post collateral of cash or U.S. government bonds to cover certain exposures as defined in the respective insurance and reinsurance agreements. As of June 30, 2021, Hollenfels had pledged $61.5 million of collateral towards such reinsurance obligations, of which $61.5 million was all cash following the redemption of $13.7 million of U.S. government bonds in June 2021. The amount pledged was reduced by $59.0 million from the amounts pledged at December 31, 2020. This is due to the redemption of bonds and repayment of a loan. Hollenfels expects $40.5 million of the cash collateral pledged to be released on September 30, 2023. The remaining cash collateral of $21.0 million is expected to be released periodically between June 30, 2021 and March 31, 2024 in accordance with the terms of the underlying insurance and reinsurance agreements. As of June 30, 2021, Cowen Insurance Company had no pledged collateral.
15. Share-Based Payments, Deferred Compensation and Employee Ownership Plans
The Company has issued share-based compensation under the 2010 and 2020 Equity Incentive Plan (the "Equity Plans"). The Equity Plans permit the grant of options, restricted shares, restricted stock units, and other equity-based awards to the Company's employees and directors. Stock options granted generally vest over two to five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued, both of which are eligible to accrue dividend equivalents, may be immediately vested or may generally vest over a two-to five-year period. Awards are subject to the risk of forfeiture, inclusive of accrued dividend equivalents. As of June 30, 2021, there were 0.7 million shares available for future issuance under only the 2020 Equity Incentive Plan.
Under the Equity Plans, the Company awarded $34.1 million of deferred cash awards to its employees during the six months ended June 30, 2021. These awards vest over a four-year period and accrue interest at 0.70% per year. As of June 30, 2021, the Company had unrecognized compensation expense related to the Equity Plans' deferred cash awards of $76.3 million.
The Company measures compensation cost for share-based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share-based awards on a straight-line basis over the vesting period of the option or award, net of estimated forfeitures. In relation to awards under the Equity Plan, the Company recognized compensation expense of $22.8 million and $15.3 million for the three months ended June 30, 2021 and 2020 and $51.0 million and $23.6 million for the six months ended June 30, 2021 and 2020, respectively. The income tax effect recognized for the Equity Plans was a benefit of $12.1 million and $3.5 million for the three months ended June 30, 2021 and 2020 and $23.0 million and $5.3 million for the six months ended June 30, 2021 and 2020, respectively.
Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value
Beginning balance outstanding	5,450,191	$17.56	5,364,486	$16.67
Granted	1,683,983	35.10	2,268,759	17.23
Vested	(1,122,823)	6.49	(1,290,624)	15.23
Canceled	—	—	(87,348)	14.80
Forfeited	(24,582)	18.31	(35,441)	15.95
Ending balance outstanding	5,986,769	$24.57	6,219,832	$17.20

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Included in the restricted share and restricted stock unit activity are performance-linked restricted stock units of 1,603,630 which were awarded in March 2016, April 2019, July 2020 and February 2021. Each RSU is equal to one share of the Company's Class A common stock. Certain of the awards granted have the ability to be cash settled when the attained award exceeds a certain percentage of granted amount. The cash portion of the award has been bifurcated from the equity component and recorded as a compensation payable in the accompanying condensed consolidated statement of financial condition. Of the awards granted, 379,319 have vested and 320,681 have been canceled, as they did not meet the performance criteria, through June 30, 2021. Included in vested shares are 233,333 shares that had an attainable value of 420,000, due to reaching certain performance goals, and were delivered in March 2021. Of this attainable value 350,000 shares were settled in the issuance of restricted stock units and were delivered in March 2021 with the remaining 70,000 shares being settled in cash at the volume weighted average price on settlement date. The remaining awards, included in the outstanding balance as of June 30, 2021, vest between December 2021 and December 2023 and will be earned only to the extent that the Company attains specified market conditions relating to its volume-weighted average share price and total shareholder return in relation to certain benchmark indices and performance goals relating to aggregate net income and average return on shareholder equity. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 220% of the targeted award. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of June 30, 2021, there was $102.5 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 1.97 years.
Restricted Shares and Restricted Stock Units Granted to Non-Employee Board Members
There were no restricted stock units awarded to non-employee board members during the three and six months ended June 30, 2021 and 2020. The Company delivered 14,620 units to non-employee board members during the three and six months ended June 30, 2021 and none were delivered in three and six months ended June 30, 2020. As of June 30, 2021 and December 31, 2020, there were 244,916 and 259,536 restricted stock units outstanding for non-employee board members, respectively.
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
16. Income Taxes
The taxable results of the Company’s U.S. operations are included in the consolidated income tax returns of Cowen, Inc. as well as stand-alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings are submitted on a stand‑alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries that file tax returns are United Kingdom, Luxembourg, Malta, Gibraltar, Germany, Switzerland, South Africa, Canada, and Hong Kong.
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. To the extent that information is not available for the Company to fully determine the full year estimated impact of an item of income or tax adjustment, the Company calculates the tax impact of such item discretely. Accordingly, the Company uses the discrete methodology to calculate the income tax provision for its foreign subsidiaries and the tax impact of income attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds. Based on these methodologies, the Company’s effective income tax rate was 23.45% and 36.90% for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, the items whose tax impact were recorded discretely related primarily to foreign taxes, as well as stock compensation.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
For the six months ended June 30, 2021, the effective tax rate differs from the statutory rate of 21% primarily due to income attributable to non-controlling interests in consolidated subsidiaries and investment funds, global intangible low-taxes income, stock compensation, as well as other nondeductible expenses. For the six months ended June 30, 2020, the effective tax rate differs from the statutory rate of 21% primarily due to losses attributable to non-controlling interests in consolidated subsidiaries and investment funds, foreign taxes, stock compensation, as well as other nondeductible expenses.
As a result of the enactment of the American Rescue Plan Act signed on March 11, 2021, the Company is required to assess the tax impact of the Act in the quarter the law was enacted. Based on management analysis, there was no material impact on the Company's financial statements as of June 30, 2021.
The Company maintained an uncertain tax position liability of $0.3 million as of June 30, 2021 and December 31, 2020 related to New York State tax matters.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of June 30, 2021, the Company recorded a valuation allowance against deferred tax assets related to its foreign tax credits and foreign net operating losses.
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
The Company continues to permanently reinvest the capital and accumulated earnings of its subsidiaries in the United Kingdom, Malta, Germany, Switzerland, Canada, South Africa, and Hong Kong.
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
For the three and six months ended June 30, 2021 and 2020, quantitative information regarding the Company's operating lease obligations reflected in the accompanying condensed consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Lease cost
Operating lease cost	$5,833	$5,672	$11,603	$11,357
Short-term lease cost	32	52	65	197
Variable lease cost	864	815	1,770	1,603
Sublease income	(156)	(217)	(316)	(433)
Total lease costs	$6,573	$6,322	$13,122	$12,724

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes the supplemental cash flow information and certain other information related to operating leases for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(dollars in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,625	$13,906

Weighted average remaining lease term - operating leases (in years)	4.60	4.93
Weighted average discount rate - operating leases	4.09%	4.16%
As of June 30, 2021, maturities of the outstanding operating lease liabilities for the Company were as follows:

	Equipment Leases (operating)	Real Estate and Other Facility Rental (a) (b)
	(dollars in thousands)
2021	$136	$11,584
2022	150	23,519
2023	11	19,962
2024	—	16,671
2025	—	6,087
Thereafter	—	10,062
Total operating leases	297	87,885
Less discount	13	8,968
Less short-term leases	—	41
Total lease liability	$284	$78,876
(a)The Company has entered into various agreements to sublease certain of its premises.
(b)During the six months ended June 30, 2021, the Company recognized an increase of $7.1 million of operating right-of-use assets and leases liabilities related to for facility leases.
See Note 18 for further information on the finance lease minimum payments.
Other Commitments
As of June 30, 2021, future minimum annual service payments for the Company were as follows:

Service Payments
(dollars in thousands)
2021	$13,230
2022	18,893
2023	9,478
2024	5,254
2025	3,366
Thereafter	10,594
Total service payment commitments	$60,815

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Unfunded Commitments
The following table summarizes unfunded commitments as of June 30, 2021:

Entity	Unfunded Commitments	Commitment Term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	$7,207	3.50 years
Eclipse Ventures Fund I, L.P.	$28	3.50 years
Eclipse Fund II, L.P.	$45	4.50 years
Eclipse Continuity Fund I, L.P.	$39	5.50 years
Cowen Healthcare Investments III LP	$4,126	5.50 years
Cowen Sustainable Investments I LP	$14,706	8.50 years
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
18. Convertible Debt and Notes Payable
As of June 30, 2021 and December 31, 2020, the Company's outstanding debt was as follows:

	As of June 30, 2021	As of December 31, 2020
	(dollars in thousands)
Convertible debt	$—	$80,808
Notes payable	173,772	307,653
Term loan	290,639	—
Other notes payable	14,135	72,505
Finance lease obligations	2,353	2,909
	$480,899	$463,875
Convertible Debt
December 2022 Convertible Notes
The Company, on December 14, 2017, issued $135.0 million aggregate principal amount of 3.00% convertible senior notes due December 2022 (the “December 2022 Convertible Notes”). The December 2022 Convertible Notes have a final maturity date of December 15, 2022 unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such date. The interest on the December 2022 Convertible Notes is payable semi-annually on December 15 and June 15 of each year. The December 2022 Convertible Notes are senior unsecured obligations of Cowen. The December 2022 Convertible Notes were issued with an initial conversion price of $17.375 per share of Cowen's Class A common stock. Pursuant to the indenture governing the December 2022 Convertible Notes, conversions of the December 2022 Convertible Notes will be settled by the delivery and/or payment, as the case may be, of Cowen’s Class A Common Stock, cash, or a combination thereof, at the Company's election.
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
On March 24, 2021, the Company issued a redemption notice announcing that the Company would redeem all of the December 2022 Convertible Notes, and provided holders the option to elect to settle the as-converted value of the notes as allowed under the terms of the December 2022 Convertible Notes. As a result of the Company’s call for redemption of the December 2022 Convertible Notes, the December 2022 Convertible Notes were convertible, at the option of the holder at any time prior to June 22, 2021, the second business day prior to the December 2022 Convertible Notes' Redemption Date. On June 24, 2021 (the "Redemption Date") the Company redeemed all of the outstanding principal of the December 2022 Convertible Notes. The redemption amount was determined based on the holders election to convert, which allowed for either 100.00% of the principal amount thereof plus accrued and unpaid interest on such principal amount up to June 15, 2021, to, but not including the Redemption Date of the December 2022 Convertible Notes, or the value of the common shares to be issued on conversion. The settlement method for the December 2022 Convertible Notes was $88.1 million in cash, (the outstanding principal amount of the December 2022 Convertible Notes) and 2,938,841 shares of the Company’s Class A common stock, (the remainder of the conversion obligation in excess of the principal amount). The conversion rate on the December 2022 Convertible Notes on the Redemption Date was 33.35 shares of the Company’s Class A common stock per $1,000 principal amount of December 2022 Convertible Notes converted. In conjunction with the redemption of the remaining December 2022 Convertible Notes, the Company accelerated the pro rata unamortized discount of $5.1 million and capitalized debt issuance costs of $0.5 million.
Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $0.7 million and $1.1 million for the three months ended June 30, 2021 and 2020, and $1.5 million and $2.3 million for the six months ended June 30, 2021 and 2020, respectively, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
the debt and was amortized over the life of the December 2022 Convertible Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The Company recorded interest expense of $0.6 million and $1.0 million for the three months ended June 30, 2021 and 2020 and $1.3 million and $2.0 million for the six months ended June 30, 2021 and 2020, respectively.
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, which is shown net in notes payable in the accompanying condensed consolidated statement of financial condition. To date the May 2024 Notes have maintained their initial private rating, and the interest rate has remained unchanged. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $1.4 million and $1.4 million for the three months ended June 30, 2021 and 2020 and $2.8 million and $2.8 million for the six months ended June 30, 2021 and 2020, respectively. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in September 2019, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the "June 2033 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $1.9 million and $1.9 million for the three months ended June 30, 2021 and 2020 and $3.9 million and $3.9 million for the six months ended June 30, 2021 and 2020, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the "December 2027 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million for the three months ended June 30, 2020 and $2.5 million and $5.1 million for six months ended June 30, 2021 and 2020, respectively. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
On March 24, 2021, the Company delivered payment of and discharged all $138.0 million outstanding aggregate principal of the December 2027 Notes plus accrued and unpaid interest through the effective redemption date of April 23, 2021. In conjunction with the extinguishment of the December 2027 Notes , the Company accelerated the pro-rata capitalized debt issuance costs. For the three and six months ended June 30, 2021, the Company recognized $4.4 million of loss on debt extinguishment, respectively.
Term Loan
March 2028 Term Loan
On March 24, 2021, the Company borrowed $300 million of first lien term loan due March 24, 2028 (the “March 2028 Term Loan”). The interest on the March 2028 Term Loan is payable at the option of the Company on a monthly, quarterly or bi-annual rate equal to London Inter-bank Offered Rate ("LIBOR") (of no less than the floor of 0.75%) plus a margin of 3.25%. The Company is required to pay 1.00% per annum of the original principal amount of the March 2028 Term Loan. The obligations of the Company for the March 2028 Term Loan are guaranteed by certain of the Company’s wholly-owned domestic subsidiaries (excluding its broker-dealer subsidiaries) (the “Guarantors”) and secured by substantially all of the assets of the Company and the Guarantors, subject in each case to certain customary exceptions. The terms of the March 2028 Term Loan contain customary

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
affirmative and negative covenants, including standard leverage and financial incurrence covenants. Proceeds from the term loan were used to (i) satisfy and discharge and redeem the Company’s 2027 Senior Notes, (ii) redeem the Company’s December 2022 Convertible Notes that remained outstanding as of March 31, 2021 and pay the cash settlement amount in connection with the conversion of December 2022 Convertible Notes prior to that redemption date, and (iii) for the payment of fees, commissions, premiums, expenses and other transaction costs (including original issue discount or upfront fees) payable in connection with the transactions related thereto. As of June 30, 2021, the outstanding principal amount of the March 2028 Term Loan was $298.5 million.
Interest expense for the March 2028 Term Loan was $3.0 million for the three months ended June 30, 2021 and $3.2 million for the six months ended June 30, 2021, based on an effective interest rate of 4.46%. The Company capitalized debt issuance costs of approximately $6.6 million and initial unamortized discount of $1.5 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the March 2028 Term loan in interest and dividends expense in the accompanying condensed consolidated statements of operations.
June 2020 Term Loan
On June 30, 2017, a subsidiary of the Company borrowed $28.2 million to fund general corporate purposes. In July 2019, the subsidiary of the Company borrowed separately, from the same lender, $4.0 million to fund general corporate purposes. Each loan was secured by the value of the Company's limited partnership interests in two affiliated investment funds. The Company had provided a guarantee for these loans. Both loans had an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire combined principal amount due (as amended) on June 26, 2020 when they were both fully repaid. The Company recorded interest expense of $0.3 million and $0.8 million for the three and six months ended June 30, 2020, respectively.
Other Notes Payable
During January 2021, the Company borrowed $3.0 million to fund insurance premium payments. This note had an effective interest rate of 2.01% and was due in December 2021, with monthly payment requirements of $0.3 million. As of June 30, 2021, the outstanding balance on this note was $1.6 million. Interest expense for the three and six months ended June 30, 2021 was insignificant.
During November 2019, the Company borrowed $2.6 million to fund general corporate capital expenditures. This note had an effective interest rate of 6% and is due in November 2024, with monthly payment requirements of $0.1 million. As of June 30, 2021, the outstanding balance on this note was $1.8 million. Interest expense was insignificant for the three months ended June 30, 2021 and $0.1 million for six months ended June 30, 2021.
On September 30, 2020, the Company borrowed $72.0 million from Purple Protected Asset S-81 ("PPA S-81"), a Luxembourg entity unrelated to Cowen. The Company repaid $60.0 million of the PPA S-81 loan in June 2021. The loan is payable on September 30, 2023, had an initial interest rate of 1.4 times the Secured Overnight Financing Rate ("SOFR") plus 6.07% until December 31, 2020 and 1.4 times the SOFR plus 5.8% until June 30, 2021 and 3.65 times the SOFR plus 4.0% thereafter with quarterly interest payments. The loan obligation, as well as a loan issued by The Military Mutual Ltd (a United Kingdom company unrelated to Cowen) with principal of $28.4 million that was sold by Hollenfels to PPA S-81 at fair value for no gain or loss on September 30, 2020, are fully cash collateralized through a reinsurance policy provided by Hollenfels which is reflected in cash collateral pledged in the condensed consolidated statements of financial condition as of December 31, 2020 (see Notes 4 and 14). The Company capitalized debt issuance costs of approximately $1.7 million which is a direct deduction from the carrying value of the loan and will be amortized over the life of the loan in interest and dividends expense shown in the accompanying condensed consolidated statements of operations. The Company recorded interest expense of $1.0 million for the three months ended June 30, 2021 and $2.1 million six months ended June 30, 2021, related to its loan payable to PPA S-81.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
For the three and six months ended June 30, 2021 and 2020, quantitative information regarding the Company's finance lease obligations reflected in the accompanying condensed consolidated statements of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	$318	$308	$627	$615
Interest on lease liabilities	$31	$43	$65	$92
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases			$65	$92
Financing cash flows from finance leases			$856	$604

Weighted average remaining lease term - operating leases (in years)			2.08	2.72
Weighted average discount rate - operating leases			4.73%	4.88%
Annual scheduled maturities of debt and minimum payments (of principal and interest) for all debt outstanding as of June 30, 2021, are as follows:

	Notes Payable	Term Loan	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2021	$6,703	$7,463	$5,111	$622
2022	13,405	14,835	593	1,238
2023	13,405	14,715	12,593	481
2024	88,578	14,595	543	82
2025	7,750	14,475	—	42
Thereafter	158,125	310,163	—	12
Subtotal	287,966	376,246	18,840	2,477
Less (a)	(114,194)	(85,607)	(4,705)	(124)
Total	$173,772	$290,639	$14,135	$2,353
(a)Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the Company's convertible debt.
Letters of Credit
As of June 30, 2021, the Company has six irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged cash collateral for reinsurance agreements (See Note 4).
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2021 and December 31, 2020, there were no amounts due related to these letters of credit.

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
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum, which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
dividends in cash, common stock or a combination thereof. The Company declared and accrued a cash dividend in respect of the Series A Convertible Preferred Stock of $1.7 million for the three months ended June 30, 2021 and 2020, respectively and $3.4 million for the six months ended June 30, 2021 and 2020, respectively.
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
Embedded Cash Conversion Option on the December 2022 Convertible Notes
Upon issuance of the December 2022 Convertible Notes (see Note 18), the Company recognized the embedded cash conversion option at fair value of $23.4 million which was valued as of June 26, 2018 at $29.0 million. On June 26, 2018, the Company received shareholder approval for the Company to settle the December 2022 Convertible Notes entirely in Class A common stock. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity. The Company allocated $29.6 million of the cash consideration paid on the December 2020 partial extinguishment of the Convertible Notes (see Note 18) to this equity component. The Company redeemed all of the remaining convertible notes on June 24th, 2021.
Cash Dividends to Common Stockholders
During the first quarter of 2020, the Company began the declaration of a quarterly cash dividend payable on its common stock. During March 2021, the Company's Board of Directors declared a cash dividend of $0.08 per share of Class A common stock. Dividends are payable on all outstanding shares of Class A common stock and on granted but unvested shares of Class A common stock under the Equity Plans on the date of record (See Note 15). During the three and six months ended June 30, 2021, the Company paid $2.9 million and $5.2 million of cash dividends to its holders of Class A common stock, respectively.
Treasury Stock
Treasury stock of $438.7 million as of June 30, 2021, compared to $346.9 million as of December 31, 2020, resulted from $21.2 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Equity Plans or other similar transactions, $0.03 million received from an escrow account established to satisfy the Company's indemnification claims arising under the terms of the purchase agreement entered into in connection with the Company's acquisition of Convergex Group, LLC and $70.5 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the six months ended June 30, 2021:

	Treasury Stock Shares	Cost (dollars in thousands)	Average Cost per Share
Balance outstanding at December 31, 2020	22,619,863	$346,870	$15.33
Shares purchased for minimum tax withholding under the 2010 and 2020 Equity Plans or other similar transactions	515,062	21,232	41.22
Shares of stock received in respect of indemnification claims	1,155	29	25.33
Purchase of treasury stock	1,880,952	70,540	37.50
Balance outstanding at June 30, 2021	25,017,032	$438,671	$17.53

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Beginning balance	$(3)	$(5)	$(7)	$(5)
Foreign currency translation	1	—	5	—
Ending balance	$(2)	$(5)	$(2)	$(5)

21. Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of shares of Class A common stock outstanding for the period. As of June 30, 2021, there were 28,995,801 shares of Class A common stock outstanding. As of June 30, 2021, the Company has included 244,916 fully vested, unissued restricted stock units and restricted shares in its calculation of basic earnings per share. As of December 31, 2020, there were 26,845,628 shares of Class A common stock outstanding. As of December 31, 2020, the Company has included 334,230 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive items. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares, and restricted stock units. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, for the entire period being presented. The number of performance-linked unvested restricted stock units that are included in the calculation are at the amount that could be earned using current payout rates. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the amount of compensation cost attributed to future services and not yet recognized.
The Company previously concluded that it had the intent and ability to settle the December 2022 Convertible Notes in cash and, as a result, the convertible notes did not have an impact on the Company's diluted earnings per share calculation. On March 24, 2021, the Company issued a redemption notice announcing that the Company would redeem all of the December 2022 Convertible Notes (See Note 18). On June 24, 2021, the Company cash settled the December 2022 Convertible Notes up to the principal amount of the December 2022 Convertible Notes and share settled through the delivery of shares of the Company’s Class A common stock for the remainder of the conversion obligation in excess of the principal amount. The shares issued are within basic earnings per share subsequent to June 24, 2021. Prior to that date, the Company has applied the if-converted method to the portion of the December 2022 notes above the principal amount that settled in shares upon a conversion in dilutive earnings per share.
The Company can elect to settle the Series A Convertible Preferred Stock in shares, cash, or a combination of both. The Company's intent is to settle in cash and, based on current and projected liquidity needs, the Company has the ability to do so.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars and share data in thousands, except per share data)
Net income (loss)	$59,078	$146,948	$211,144	74,837
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	13,755	33,113	18,317	(29,075)
Net income (loss) attributable to Cowen Inc.	45,323	113,835	192,827	103,912
Preferred stock dividends	1,698	1,698	3,396	3,396
Net income (loss) attributable to Cowen Inc. common stockholders	$43,625	$112,137	$189,431	$100,516

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	26,903	27,983	27,130	28,289
Performance based restricted stock	771	—	608	—
Contingently issuable common stock in connection with an acquisition	18	—	9	—
December 2022 Convertible Notes	2,743	—	2,840	—
Restricted stock	3,423	1,333	3,116	1,355
Weighted average shares used in diluted computation	33,858	29,316	33,703	29,644
Earnings (loss) per share:
Basic	$1.62	$4.01	$6.98	$3.55
Diluted	$1.29	$3.83	$5.62	$3.39

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
The following table sets forth operating results for the Company's consolidated US GAAP net income (loss) and related reclassifications and adjustments necessary to reconcile to the Company's Economic Income (Loss) measure which represents the Company's Op Co and Asset Co segments' results:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Economic Income
Op Co	$51,149	$164,338	$195,006	$167,988
Asset Co	(3,655)	(3,073)	(5,128)	(19,301)
Adjustments made to arrive at Income (loss) before income taxes
Non-controlling Interest	13,755	33,113	18,317	(29,075)
Preferred stock dividends	1,698	1,698	3,396	3,396
Amortization of (discount)/premium on convertible debt	(772)	(1,131)	(1,544)	(2,242)
Acquisition related amounts	(76)	76	(317)	133
Contingent liability adjustments	(5,230)	(2,596)	1,566	(1,758)
Debt extinguishment gain (loss) and accelerated debt costs	(5,557)	—	(10,095)	—
Bargain purchase gain	—	—	3,855	—
Goodwill and other impairment	—	(545)	—	(545)
Net Income tax effect	7,766	(44,932)	6,088	(43,759)
Net income (loss)	$59,078	$146,948	$211,144	$74,837
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Op Co
Non-Interest Revenue	$397,454	$593,367	$1,095,340	$766,490
Interest Revenue	57,904	45,637	109,007	79,303
Interest Revenue, Consolidated funds	—	(155)	—	422
Total Revenues	455,358	638,849	1,204,347	846,215
Interest Expense	60,147	45,974	113,950	79,613
Interest Expense, Consolidated funds	—	611	—	1,672
Depreciation and Amortization	4,561	6,194	8,910	11,630
Income Taxes	11,765	44,932	66,850	43,759
Asset Co
Non-Interest Revenue	3,188	7,137	1,520	(3,558)
Interest Revenue	209	196	411	246
Interest Revenue, Consolidated funds	2	2	4	4
Total Revenues	3,399	7,335	1,935	(3,308)
Interest Expense	1,930	1,726	3,204	3,415
Interest Expense, Consolidated funds	—	—	—	—
Depreciation and Amortization	4	6	9	12
Income Taxes	(1,521)	—	(2,178)	—
Total Segment
Non-Interest Revenue *	400,642	600,504	1,096,860	762,932
Interest Revenue	58,113	45,833	109,418	79,549
Interest Revenue, Consolidated funds	2	(153)	4	426
Total Revenues	$458,757	$646,184	$1,206,282	$842,907
Interest and Dividend Expense (includes dividend expense of $1.0 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively and $3.6 million, and $5.1 million for the six months ended June 30, 2021 and 2020, respectively)	63,073	49,304	120,714	88,096
Interest and Dividend Expense, Consolidated funds (includes dividend expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2020, respectively)	—	812	—	2,064
Depreciation and Amortization	4,565	6,200	8,919	11,642
Income Taxes	10,244	44,932	64,672	43,759
* Includes dividend revenue of $4.0 million and $2.1 million for the three months ended June 30, 2021 and 2020, respectively and $12.1 million and $10.4 million for the six months ended June 30, 2021 and 2020, respectively. In addition, includes dividend revenue, consolidated funds, of $0.5 million and $2.4 million for the three and six months ended June 30 2020, respectively.
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
Cowen Prime is also subject to Commodity Futures Trading Commission ("CFTC") Regulation 1.17 ("Regulation 1.17"). Regulation 1.17 requires net capital equal to or in excess of $45,000 or the amount of net capital required by SEC Rule 15c3-1, whichever is greater. Cowen and Company is also subject to Options Clearing Corporation ("OCC") Rule 302. OCC Rule 302

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
requires maintenance of net capital equal to the greater of $2.0 million or 2% of aggregate debit items. At June 30, 2021, Cowen and Company had $361.7 million of net capital in excess of this minimum requirement.
Effective June 1, 2021, Cowen Prime transferred all of the net assets of its investment advisory business to a newly formed investment advisor, Cowen Prime Advisors LLC. Cowen Prime Advisors LLC succeeded to Cowen Prime’s SEC investment advisor registration on that date pursuant to statutory guidance. As a result of implementing that guidance and the succession process, Cowen Prime is no longer registered as an investment advisor with the SEC but does remain registered as a broker-dealer.
As of June 30, 2021, Cowen Prime and Cowen and Company were granted regulatory approval to merge from the Financial Industry Regulatory Authority Inc. The companies anticipate completing the merger during the third quarter of 2021 with Cowen and Company being the surviving entity.
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
As of June 30, 2021, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA or SFC requirement and excess as follows:

Subsidiary	Net Capital	Minimum Net Capital Requirement	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$368,111	$6,392	$361,719
ATM Execution	$5,170	$250	$4,920
Cowen Prime	$22,057	$250	$21,807
Westminster	$24,603	$250	$24,353
Cowen International Ltd	$39,959	$30,037	$9,922
Cowen Execution Ltd	$13,254	$3,414	$9,840
Cowen Asia	$2,171	$386	$1,785
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
In accordance with the requirements of SEC Rule 15c3-3, Cowen and Company may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of June 30, 2021, Cowen and Company had segregated approximately $30.7 million of cash, while its required deposit was $14.0 million
As a clearing broker-dealer, Cowen and Company is required to compute a reserve requirement for proprietary accounts of broker-dealers ("PAB"), as defined in SEC Rule 15c3-3. Cowen and Company conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEC Rule 15c3-3. This allows each correspondent firm that uses Cowen and Company as its clearing broker-dealer to classify its PAB account assets held at Cowen and Company as allowable assets in the correspondent's net capital calculation. At June 30, 2021, Cowen and Company had $23.2 million of cash on deposit in PAB Reserve Bank Accounts, which was more than its required deposit of $14.9 million. Cowen and Company, ATM Execution, and Cowen Prime also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
Cowen Insurance Co and Hollenfels are individually required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Malta and Luxembourg, respectively. Each company's individual solvency capital ratio calculated at the end of each quarter must exceed a minimum requirement. As of December 31, 2020 and

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
March 31, 2021 (the last testing date for Hollenfels and Cowen Insurance Co respectively), the solvency capital ratios of both Cowen Insurance Co and Hollenfels were in excess of the minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen's captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of June 30, 2021. RCG Insurance Company’s capital and surplus as of June 30, 2021 totaled approximately $6.6 million.
24. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's investment funds and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of June 30, 2021 and December 31, 2020, $30.8 million and $28.4 million, respectively, included in fees receivable, are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the investment funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the six months ended June 30, 2021 and 2020, the amounts which the Company reimbursed the investment funds it manages were immaterial. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates, and are included in due from related parties in the accompanying condensed consolidated statements of financial condition. As of June 30, 2021 and December 31, 2020, loans to employees of $10.1 million and $9.5 million, respectively, were included in due from related parties on the accompanying condensed consolidated statements of financial condition. Of these amounts $6.1 million and $4.6 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $1.5 million and $0.9 million for the three months ended June 30, 2021 and 2020 and $2.7 million and $2.0 million for the six months ended June 30, 2021 and 2020, respectively. This expense is included in employee compensation and benefits in the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2021, the interest income was insignificant and for the three and six months ended June 30, 2020, the interest income was $0.1 million, respectively, for these related party loans and advances, and are included in interest and dividends in the accompanying condensed consolidated statements of operations.
As of December 31, 2020, included in due from related parties is $3.6 million, which is related to the sales of portions of the Company's ownership interest in the activist business of Starboard Value to the Starboard principals. It is being financed through the profits of the relevant Starboard entities over a five-year period and earns interest at 5.0% per annum. As of June 30, 2021, the balance had been repaid in full. The interest income for the three and six months ended June 30, 2021 was insignificant and the interest income for the three and six months ended June 30, 2020 was $0.1 million, respectively.
The remaining balance included in due from related parties of $11.4 million and $7.9 million as of June 30, 2021 and December 31, 2020, respectively, relates to amounts due to the Company from affiliated investment funds and real estate entities due to expenses paid on their behalf. Included in due to related parties is approximately $0.2 million and $0.2 million as of June 30, 2021 and December 31, 2020, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of June 30, 2021 and December 31, 2020, such investments aggregated $57.5 million and $84.3 million, respectively, were included in non-controlling interests on the accompanying condensed consolidated statements of financial condition. Their share of the net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds aggregated $12.6 million and $4.0 million for the three months ended June 30, 2021 and 2020 and $22.7 million and $4.0 million for the six months ended June 30, 2021 and 2020, respectively.
The Company may, at times, have unfunded commitment amounts pertaining to related parties. See Note 17 for amounts committed as of June 30, 2021.

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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements, which have not been disclosed, as of June 30, 2021 and December 31, 2020. Through indemnification provisions in clearing agreements with clients, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
In addition, during the normal course of business, the Company has exposure to a number of risks including market risk, currency risk, credit risk, operational risk, liquidity risk and legal risk. As part of the Company's risk management process, these risks are monitored on a regular basis throughout the course of the year.
The Company enters into secured and unsecured borrowing agreements to obtain funding necessary to cover daily securities settlements with clearing corporations. At times, funding is required for unsettled customer delivery versus payment and riskless principal transactions, as well as to meet deposit requirements with clearing organizations. Secured arrangements are collateralized by the securities. The Company maintains uncommitted financing arrangements with large financial institutions, the details of which are summarized below as of June 30, 2021.

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

26. Subsequent Events
On July 21, 2021 the Board of Directors declared a quarterly cash dividend payable on its common stock of $0.10 per common share, payable on September 15, 2021, to stockholders of record on September 1, 2021.
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
Investment Fund Performance and Assets Under Management
For the six months ended June 30, 2021, the Company's activist and merger arbitrage investment strategies (including the merger arbitrage-focused UCITS Fund) had positive results. The Company's healthcare royalty strategy is now making allocations from the strategy's fourth fund. Our private healthcare strategy is now deploying capital from its third fund, having made investments in twenty five companies by the end of the six months ended June 30, 2021, with a pipeline of opportunities ahead. Finally, our sustainable investing strategy had its final closing and is now deploying capital, with two investments made as of June 30, 2021, with a pipeline of opportunities ahead. The liquidation of certain multi-strategy hedge funds advised by the Company also continues.
As of June 30, 2021, the Company had assets under management of $14.4 billion.

Capability	Private Healthcare Investments	Healthcare Royalties	Activism	Merger Arbitrage	Sustainability	Other (a)
(dollars in millions)
AUM	$833	$3,680	$7,222	$311	$1,520	$808
Team
Private Equity	✓	✓			✓
Hedge Fund			✓	✓
Managed Account		✓	✓	✓	✓
UCITS				✓
Other						✓
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
As of June 30, 2021, the Company's invested capital amounted to a net value of $957.8 million (supporting a long market value of $771.9 million), representing approximately 87% of Cowen's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen's stockholders' equity as of June 30, 2021. The total net values presented in the table below do not tie to Cowen's condensed consolidated statement of financial condition as of June 30, 2021 because they represent only some of the line items in the accompanying condensed consolidated statement of financial condition.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Op Co
Broker-dealer capital and related trading	$660.3	60%
Public and Private Healthcare	57.3	5%
Liquid Alternative Trading	78.7	7%
Other	35.3	3%
Asset Co
Private Investments	126.2	12%
Total	957.8	87%
Cowen Inc. Stockholders' Equity	$1,097.3
The allocations shown in the table above will change over time.
Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) (which is a non-GAAP measure) of our Op Co and Asset Co segments follows the discussion of our total consolidated US GAAP results.

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

	Condensed Consolidated Statements of Operations
	(unaudited)
	Three Months Ended June 30,		Period to Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
	(unaudited)
Revenues
Investment banking	$224,981	$203,982	$20,999	10%
Brokerage	139,060	130,209	8,851	7%
Investment income (loss)
Securities principal transactions, net	40,572	157,588	(117,016)	(74)%
Portfolio fund principal transactions, net	(1,882)	12,094	(13,976)	(116)%
Carried interest allocations	(35,530)	37,757	(73,287)	(194)%
Total investment income (loss)	3,160	207,439	(204,279)	(98)%
Management fees	14,995	11,653	3,342	29%
Incentive income	169	—	169	NM
Interest and dividends	62,173	47,918	14,255	30%
Insurance and reinsurance premiums	11,493	5,967	5,526	93%
Other revenues	2,031	1,286	745	58%
Consolidated Funds revenues	695	37,730	(37,035)	(98)%
Total revenues	458,757	646,184	(187,427)	(29)%
Interest and dividends expense	63,073	49,304	13,769	28%
Total net revenues	395,684	596,880	(201,196)	(34)%
Expenses
Employee compensation and benefits	219,186	305,282	(86,096)	(28)%
Insurance and reinsurance claims, commissions and amortization of deferred acquisition costs	5,216	6,434	(1,218)	(19)%
Operating, general, administrative and other expenses	104,001	92,027	11,974	13%
Depreciation and amortization expense	4,565	6,200	(1,635)	(26)%
Consolidated Funds expenses	124	1,585	(1,461)	(92)%
Total expenses	333,092	411,528	(78,436)	(19)%
Other income (loss)
Net gains (losses) on other investments	6,730	6,528	202	(3)%
Total other income (loss)	6,730	6,528	202	(3)%
Income (loss) before income taxes	69,322	191,880	(122,558)	64%
Income tax expense (benefit)	10,244	44,932	(34,688)	77%
Net income (loss)	59,078	146,948	(87,870)	60%
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	13,755	33,113	(19,358)	(58)%
Net income (loss) attributable to Cowen Inc.	45,323	113,835	(68,512)	60%
Preferred stock dividends	1,698	1,698	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$43,625	$112,137	$(68,512)	61%
Revenues
Investment Banking
Investment banking revenues increased $21.0 million to $225.0 million for the three months ended June 30, 2021 compared with $204.0 million in the prior year period. During the three months ended June 30, 2021, the Company completed 39 underwriting transactions, 41 strategic advisory transactions, and six debt capital markets transactions. During the three months ended June 30, 2020, the Company completed 48 underwriting transactions, 14 strategic advisory transactions and two debt capital markets transactions. The average underwriting fee per transaction was 21.4% lower for the three months ended June 30, 2021 as compared to the prior year period.
Brokerage
Brokerage revenues increased $8.9 million to $139.1 million for the three months ended June 30, 2021 compared with $130.2 million in the prior year period. This was attributable to an increase in Institutional Services, primarily Prime Brokerage and Securities Finance. Institutional Brokerage was essentially flat compared to the prior year quarter. Customer trading volumes across the industry (according to Bloomberg) decreased 15% for the three months ended June 31, 2021 compared to the prior year period.
Investment Income (loss)
Securities principal transactions, net
Principal transactions, net decreased $117.0 million to $40.6 million for the three months ended June 30, 2021 compared with $157.6 million in the prior year period. The decrease in securities principal transactions, net was primarily attributable to the decrease in performance in our merchant banking investments as prior period included significant gains from the mark to market of our Nikola investment.
Portfolio fund principal transactions, net
Portfolio fund investment income (loss) decreased $14.0 million to a loss of $1.9 million for the three months ended June 30, 2021 compared with income of $12.1 million in the prior year period. The decrease is primarily related related to gains from our activist and sustainable fund investment strategies.
Carried interest allocations
Carried interest allocations decreased $73.3 million to a loss of $35.5 million for the three months ended June 30, 2021 compared with income of $37.8 million in the prior year period. The primary driver of the decrease was our healthcare fund.
Management Fees
Management fees increased $3.3 million to $15.0 million for the three months ended June 30, 2021 compared with $11.7 million in the prior year period. This increase in management fees was primarily related to an increase in management fees from the Cowen Healthcare investments and Cowen Sustainable funds.
Incentive Income
Due to revenue recognition standards, effective January 1, 2018, the Company recognizes the majority of incentive income allocated to the Company as carried interest allocations, included in investment income (loss).
Interest and Dividends
Interest and dividends increased $14.3 million to $62.2 million for the three months ended June 30, 2021 compared with $47.9 million in the prior year period. Interest and dividends amounts are primarily attributable to securities finance activity. The increase in the securities finance activity is due to higher customer demand which has created more matched book opportunities for international securities.
Insurance and Reinsurance Premiums
Insurance and reinsurance premiums increased $5.5 million to $11.5 million for the three months ended June 30, 2021 compared with $6.0 million in the prior year period. This increase is driven by premiums from the insurance entity acquired in the first quarter of 2021 and a significant increase in premiums from our reinsurance entity which is partially offset by increases in the unearned premium reserve and outward reinsurance.
Other Revenues
Other revenues increased $0.7 million to $2.0 million for the three months ended June 30, 2021 compared with $1.3 million in the prior year period. The increase relates to an increase in board monitoring fees from our private equity business.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $37.0 million to $0.7 million for the three months ended June 30, 2021 compared with $37.7 million in the prior year period. The decrease is due to the deconsolidation of one fund during 2021. The amounts shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Interest and Dividends Expense
Interest and dividend expense increased $13.8 million to $63.1 million for the three months ended June 30, 2021 compared with $49.3 million in the prior year period. Interest and dividends amounts are primarily attributable to securities finance activity. The increase in the securities finance activity is due to higher customer demand which has created more matched book opportunities for international securities.

Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses decreased $86.1 million to $219.2 million for the three months ended June 30, 2021 compared with $305.3 million in the prior year period. The decrease is primarily due to $391.7 million lower revenues and $0.2 million lower other income (loss) during the second quarter of 2021 as compared to 2020 and thus resulting in a lower compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 47% for the three months ended June 30, 2021, compared with 46.8% for the prior year period.
Insurance and Reinsurance Claims, Commissions and Amortization of Deferred Acquisition Costs
Insurance and reinsurance related expenses decreased $1.2 million to $5.2 million for the three months ended June 30, 2021 compared with $6.4 million in the prior year period. This decrease is due to a significantly improved loss ratio from less claims activity and an increase in ceding commission.
Operating, General, Administrative and Other Expenses
General, administrative and other expenses increased $12.0 million to $104.0 million for the three months ended June 30, 2021 compared with $92.0 million in the prior year period. The increase is primarily related to higher brokerage and trade execution costs as well as higher underwriting fees, due to higher brokerage and investment banking revenues, offset only partially by decreased marketing and business development expenses.
Depreciation and Amortization Expenses
Depreciation and amortization expenses decreased $1.6 million to $4.6 million for the three months ended June 30, 2021 compared with $6.2 million in the prior year period. The decrease is primarily related certain intangible assets being fully amortized in the first quarter of 2021.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $1.5 million to $0.1 million for the three months ended June 30, 2021 compared with $1.6 million for the prior year period. The decrease is due to the deconsolidation of one fund during 2021 and two in 2020. The amounts shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Other Income (Loss)
Other income (loss) increased $0.2 million to $6.7 million for the three months ended June 30, 2021 compared with $6.5 million of income in the prior year period. The increase in other income (loss) primarily represents the movement in value of our equity method investments.
Income Taxes
Income tax expense decreased $34.7 million to $10.2 million for the three months ended June 30, 2021 compared with $44.9 million in the prior year period. This change is primarily attributable to the change in the Company’s income before income taxes for the respective periods.
Income (Loss) Attributable to Non-controlling Interests
Income (loss) attributable to non-controlling interests decreased by $19.4 million to $13.8 million for the three months ended June 30, 2021 compared with $33.1 million in the prior year period. The decrease is due to the deconsolidation of the UCITs fund during 2020. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company accrued $1.7 million preferred stock dividends for the periods ended June 30, 2021 and 2020, respectively.

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

	Condensed Consolidated Statements of Operations
	Six Months Ended June 30,		Period to Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$529,815	$309,010	$220,805	71%
Brokerage	312,797	271,586	41,211	15%
Investment income (loss)
Securities principal transactions, net	104,537	126,543	(22,006)	(17)%
Portfolio fund principal transactions, net	13,521	9,276	4,245	46%
Carried interest allocations	61,239	26,213	35,026	134%
Total investment income (loss)	179,297	162,032	17,265	11%
Management fees	40,737	23,257	17,480	75%
Incentive income	2,427	—	2,427	NM
Interest and dividends	121,561	89,995	31,566	35%
Insurance and reinsurance premiums	18,610	16,438	2,172	13%
Other revenues	3,690	2,868	822	29%
Consolidated Funds revenues	(2,652)	(32,279)	29,627	(92)%
Total revenues	1,206,282	842,907	363,375	43%
Interest and dividends expense	120,714	88,096	32,618	37%
Total net revenues	1,085,568	754,811	330,757	44%
Expenses
Employee compensation and benefits	607,382	429,710	177,672	41%
Insurance and reinsurance claims, commissions and amortization of deferred acquisition costs	11,671	16,864	(5,193)	(31)%
Operating, general, administrative and other expenses	200,077	180,166	19,911	11%
Depreciation and amortization expense	8,919	11,642	(2,723)	(23)%
Consolidated Funds expenses	395	4,299	(3,904)	(91)%
Total expenses	828,444	642,681	185,763	29%
Other income (loss)
Net gains (losses) on other investments	19,375	6,466	12,909	200%
Bargain purchase gain, net of tax	3,855	—	3,855	NM
Gain/(loss) on debt extinguishment	(4,538)	—	(4,538)	NM
Total other income (loss)	18,692	6,466	12,226	189%
Income (loss) before income taxes	275,816	118,596	157,220	133%
Income tax expense (benefit)	64,672	43,759	20,913	48%
Net income (loss)	211,144	74,837	136,307	182%
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	18,317	(29,075)	47,392	(163)%
Net income (loss) attributable to Cowen Inc.	192,827	103,912	88,915	86%
Preferred stock dividends	3,396	3,396	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$189,431	$100,516	$88,915	88%
Revenues
Investment Banking
Investment banking revenues increased $220.8 million to $529.8 million for the six months ended June 30, 2021 compared with $309.0 million in the prior year period. During the six months ended June 30, 2021, the Company completed 101 underwriting transactions, 62 strategic advisory transactions and 11 debt capital markets transactions. During the six months ended June 30, 2020, the Company completed 72 capital markets transactions, 30 strategic advisory transactions and five debt capital markets transactions.

Brokerage
Brokerage revenues increased $41.2 million to $312.8 million for the six months ended June 30, 2021 compared with $271.6 million in the prior year period. This was attributable to an increase in Institutional Brokerage, primarily Special Situations and Cash commission revenue and an increase in Institutional Services, primarily Prime Brokerage and Securities Finance. Customer trading volumes across the industry (according to Bloomberg) increased 7% for the six months ended June 30, 2021 compared to the prior year period.
Investment Income (loss)
Securities principal transactions, net
Principal transactions, net decreased $22.0 million to $104.5 million for the six months ended June 30, 2021 compared with income of $126.5 million in the prior year period. The decrease in securities principal transactions, net was primarily attributable to the decrease in performance in our merchant banking investments as prior period included significant gains from the mark to market of our Nikola investment.
Portfolio fund principal transactions, net
Portfolio fund investment income (loss) increased $4.2 million to $13.5 million for the six months ended June 30, 2021 compared with income of $9.3 million in the prior year period. The increase is primarily related to gains from our activist and merger arbitrage fund investment strategies.
Carried interest allocations
Carried interest allocations increased $35.0 million to $61.2 million for the six months ended June 30, 2021 compared with a loss of $26.2 million in the prior year period. The primary driver of the increase was our healthcare and sustainable investment funds.
Management Fees
Management fees increased $17.5 million to $40.7 million for the six months ended June 30, 2021 compared with $23.3 million in the prior year period. This increase is primarily related to our healthcare and sustainable investments businesses.
Incentive Income
Incentive income increased to $2.4 million for the six months ended June 30, 2021. This increase was related to income earned in our merger fund. Due to revenue recognition standards, effective January 1, 2018, the Company recognizes the majority of incentive income allocated to the Company as carried interest allocations, included in investment income (loss).
Interest and Dividends
Interest and dividends increased $31.6 million to $121.6 million for the six months ended June 30, 2021 compared with $90.0 million in the prior year period. Interest and dividends amounts are primarily attributable to securities finance activity. The increase in the securities finance activity is due to higher customer demand which has created more matched book opportunities for international securities.
Insurance and Reinsurance Premiums
Insurance and reinsurance premiums increased $2.2 million to $18.6 million for the six months ended June 30, 2021 compared with $16.4 million in the prior year period. This increase is driven by premiums from the insurance entity acquired in the first quarter of 2021 and a significant increase from our reinsurance entity which is partially offset by increases in the unearned premium reserve and outward reinsurance.
Other Revenues
Other revenues increased $0.8 million to $3.7 million for the six months ended June 30, 2021 compared with $2.9 million in the prior year period. The increase relates to an increase in board monitoring fees from our private equity business.
Consolidated Funds Revenues
Consolidated Funds revenues increased $29.6 million to a loss of $2.7 million for the six months ended June 30, 2021 compared with a loss of $32.3 million in the prior year period. The increase is due to the losses in the prior period related to the UCITS fund as the merger strategy experienced significant challenges in Q1 2020. The UCITs fund was deconsolidated during the second quarter of 2020. The amounts shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.

Interest and Dividends Expense
Interest and dividends expense increased $32.6 million to $120.7 million for the six months ended June 30, 2021 compared with $88.1 million in the prior year period. Interest and dividends amounts are primarily attributable to securities finance activities. There was an increase in the securities finance activity due to higher customer demand which has created more matched book opportunities for international securities.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $177.7 million to $607.4 million for the six months ended June 30, 2021 compared with $429.7 million in the prior year period. The increase is primarily due to $363.4 million higher total revenues as well as an increase of $12.2 million in other income (loss) during 2021 as compared to 2020 and thus resulting in a higher compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 50% for the six months ended June 30, 2021, compared with 51% in the prior year period.
Insurance and Reinsurance Claims and Commissions
Insurance and reinsurance-related expenses decreased $5.2 million to $11.7 million for the six months ended June 30, 2021 compared with $16.9 million in the prior year period. The decrease is mainly due to a reduction in the claims provision and in claims paid due to improved loss ratios.
Operating, General, Administrative and Other Expenses
Operating, general, administrative and other expenses increased $19.9 million to $200.1 million for the six months ended June 30, 2021 compared with $180.2 million in the prior year period. The increase is primarily related to higher brokerage and trade execution costs as well as higher underwriting fees, due to higher brokerage and investment banking revenues, offset only partially by decreased marketing and business development expenses.
Depreciation and Amortization Expenses
Depreciation and amortization expenses decreased $2.7 million to $8.9 million for the six months ended June 30, 2021 compared with $11.6 million in the prior year period. The decrease is primarily related certain intangible assets being fully amortized in the first quarter of 2021.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $3.9 million to $0.4 million for the six months ended June 30, 2021 compared with $4.3 million in the prior year period. The decrease is due to the deconsolidation of one fund during 2021 and two in 2020. The amounts shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Other Income (Loss)
Other income (loss) increased $12.2 million to $18.7 million for the six months ended June 30, 2021 compared with $6.5 million in the prior year period. The increase in other income (loss), which primarily represents our equity method investments, was primarily attributable to the increase in performance in our activist investments and also the bargain purchase gain on an acquisition from the first quarter of 2021, offset partially by a loss on debt extinguishment.
Income Taxes
Income tax expense increased $20.9 million to $64.7 million for the six months ended June 30, 2021 compared with $43.8 million in the prior year period. This change is primarily attributable to the change in the Company’s income before income taxes for the respective periods.
Net Income (Loss) Attributable to Non-controlling Interests
Net income (loss) attributable to non-controlling interests increased $47.4 million to $18.3 million for the six months ended June 30, 2021 compared with a loss of $29.1 million in the prior year period. The increase was primarily the result losses in the first half of 2020 related to weaker performance in the UCITS fund, which was deconsolidated during the second quarter of 2020. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.

Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company accrued $3.4 million preferred stock dividends for the periods ended June 30, 2021 and 2020, respectively.
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
Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
Total Economic Operating Income (Loss) was $50.8 million for the three months ended June 30, 2021, a decrease of $116.1 million compared to Economic Operating Income (Loss) of $166.9 million in the prior year period. Total Economic Income (Loss) was $47.5 million for the three months ended June 30, 2021, a decrease of $113.8 million compared to Economic Income (Loss) of $161.3 million in the prior year period. Total Pre-tax Economic Income (Loss) was $67.2 million for the three months ended June 30, 2021, a decrease of $95.8 million compared to Pre-tax Economic Income (loss) of $163.0 million in the prior year period.
Economic Proceeds included in total Economic Income (Loss) were $390.1 million for the three months ended June 30, 2021, a decrease of $168.6 million compared to $558.7 million in the prior year period. This was primarily related to a decrease in investment and incentive income (loss) offset partially but an increase in investment banking.

Operating Company Segment
Economic Proceeds

	Three Months Ended June 30,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Economic Proceeds
Investment banking	$214,427	$190,429	$23,998	13%
Brokerage	175,845	167,067	8,778	5%
Management fees	17,825	14,234	3,591	25%
Incentive income (loss)	(31,566)	45,392	(76,958)	(170)%
Investment income (loss)	5,595	142,379	(136,784)	(96)%
Other income (loss) economic proceeds	7,307	(62)	7,369	NM
Total: Economic Proceeds	389,433	559,439	(170,006)	(30)%
Economic Interest Expense	7,423	6,102	1,321	22%
Net Economic Proceeds	$382,010	$553,337	$(171,327)	(31)%
Economic Proceeds The Op Co segment economic proceeds included in Economic Income (Loss) were $389.4 million for the three months ended June 30, 2021, a decrease of $170.0 million compared to $559.4 million in the prior year period.
Investment Banking Economic Proceeds increased $24.0 million to $214.4 million for the three months ended June 30, 2021 compared with $190.4 million in the prior year period. During the three months ended June 30, 2021, the Company completed 39 underwriting transactions, 41 strategic advisory transactions, and six debt capital markets transactions. During three months ended June 30, 2020, the Company completed 48 underwriting transactions, 14 strategic advisory transactions and two debt capital markets transactions. The average underwriting fee per transaction was 21.4% lower for the three months ended June 30, 2021 as compared to the prior year period.
Brokerage Economic Proceeds increased $8.8 million to $175.8 million for the three months ended June 30, 2021, compared with $167.1 million in the prior year period. This was attributable to an increase in Institutional Services, primarily Prime Brokerage and Securities Finance. Institutional Brokerage was essentially flat compared to the prior year quarter. Customer trading volumes across the industry (according to Bloomberg) decreased 15% for the three months ended June 31, 2021 compared to the prior year period.
Management Fees Economic Proceeds for the segment increased $3.6 million to $17.8 million for the three months ended June 30, 2021 compared with $14.2 million in the prior year period. This increase in management fees was primarily related to an increase in management fees from the Cowen Healthcare investments and Cowen Sustainable funds.
Incentive Income (Loss) Economic Proceeds for the segment decreased $77.0 million to a loss of $31.6 million for the three months ended June 30, 2021 compared with income of $45.4 million in the prior year period. This decrease was related to a decrease in performance fees from our healthcare investments business.
Investment Income (Loss) Economic Proceeds for the segment decreased $136.8 million to $5.6 million for the three months ended June 30, 2021 compared with $142.4 million in the prior year period. The decrease primarily relates to a decrease in performance in our investment in electric truck maker Nikola and our healthcare strategies, partially offset by increases in our activist and merger arbitrage fund strategies.
Other Income (Loss) Economic Proceeds for the segment increased $7.4 million to $7.3 million for the three months ended June 30, 2021 compared with a loss of $0.1 million in the prior year period. The increase comes from a higher insurance result caused by higher premiums resulting from a recovery from the COVID-19 impact for Hollenfels and the additional business from Cowen Insurance Co acquired in the first quarter of 2021.
Economic Interest Expenses were $7.4 million for the three months ended June 30, 2021, an increase of $1.3 million compared with $6.1 million in the prior year period.
Net Economic Proceeds were $382.0 million for the three months ended June 30, 2021, a decrease of $171.3 million compared with $553.3 million in the prior year period.
Economic Expenses

	Three Months Ended June 30,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Economic Expenses
Employee compensation and benefits	$216,280	$304,644	$(88,364)	(29)%
Non-Compensation Expense	87,811	75,572	12,239	16%
Depreciation & Amortization	4,561	5,657	(1,096)	(19)%
Non-Controlling Interest	1,488	1,739	(251)	(14)%
Total: Economic Expenses	$310,140	$387,612	$(77,472)	(20)%
Economic Expenses were $310.1 million for the three months ended June 30, 2021, a decrease of $77.5 million compared with $387.6 million in the prior year period.
Economic Compensation Expenses were $216.3 million compared to $304.6 million in the prior year period. The decrease is due to lower overall revenue. The economic compensation-to-proceeds ratio was 56% compared to 54% in the prior year period.
Economic Non-compensation Expenses Fixed non-compensation expenses increased $7.1 million to $41.9 million for the three months ended June 30, 2021 compared with $34.8 million in the prior year period. The increase primarily related to an increase in professional and advisory fees and communication costs. Variable non-compensation expenses which primarily are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $5.1 million to $46.0 million for the three months ended June 30, 2021 compared with

$40.8 million in the prior year period. The increase is primarily related to increased brokerage and trade execution costs partially offset by lower marketing and business development costs.
Economic Depreciation and Amortization Expenses decreased to $4.6 million for the three months ended June 30, 2021 compared with $5.7 million in the prior year period.
Economic Non-controlling interests decreased by $0.3 million to $1.5 million for the three months ended June 30, 2021 compared with $1.7 million in the prior year period. Non-controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
Economic Income and Economic Operating Income

	Three Months Ended June 30,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Pre-tax Economic Income (Loss)	$71,870	$165,725	(93,855)	(57)%
Economic income tax expense*	19,261	—	19,261	NM
Preferred dividends	1,460	1,387	73	5%
Economic Income (Loss)*	51,149	164,338	(113,189)	(69)%
Add back: Depreciation and amortization expense, net of taxes	3,339	5,657	(2,318)	(41)%
Economic Operating Income (Loss)	$54,488	$169,995	$(115,507)	(68)%
* Economic Income (Loss) is presented net of associated taxes starting in the first quarter of 2021. The Company has utilized all available federal net operating losses not subject to limitation during 2020.
Preferred Stock Dividends. On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.
Asset Co Segment
Economic Proceeds

	Three Months Ended June 30,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Economic Proceeds
Management fees	$299	$168	$131	78%
Incentive income (loss)	514	983	(469)	(48)%
Investment income (loss)	(117)	(1,893)	1,776	(94)%
Other income (loss) economic proceeds	—	2	(2)	(100)%
Total: Economic Proceeds	696	(740)	1,436	(194)%
Economic Interest Expense	1,174	1,469	(295)	(20)%
Net Economic Proceeds	$(478)	$(2,209)	$1,731	(78)%
Economic Proceeds The Asset Co segment proceeds included in Economic Income (Loss) were $0.7 million for the three months ended June 30, 2021, an increase of $1.4 million compared with a loss of $0.7 million in the prior year.
Management Fees Economic Proceeds for the segment increased $0.1 million to $0.3 million for the three months ended June 30, 2021 compared with $0.2 million in the prior year period. This increase in management fees was primarily related to an increase in management fees from legacy multi-strat investments.
Incentive Income (Loss) Economic Proceeds for the segment decreased $0.5 million to $0.5 million for the three months ended June 30, 2021 compared with $1.0 million in the prior year period. This decrease was related to an increase in performance fees from the multi-strategy business.
Investment Income (Loss) Economic Proceeds for the segment increased $1.8 million to $0.1 million for the three months ended June 30, 2021, compared with a loss of $1.9 million in the prior year period. The increase primarily relates to a decrease in valuation of a legacy real estate investment in the prior year.

Economic Interest Expenses were $1.2 million for the three months ended June 30, 2021, a decrease of $0.3 million compared with $1.5 million in the prior year period.
Net Economic Proceeds for the segment were $0.5 million for the three months ended June 30, 2021, an increase of $1.7 million compared with negative proceeds (due to losses) of $2.2 million in the prior year period.
Economic Expenses

	Three Months Ended June 30,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Economic Expenses
Employee compensation and benefits	$4,133	$438	$3,695	844%
Non-Compensation Expense	53	109	(56)	(51)%
Depreciation & Amortization	4	6	(2)	(33)%
Total expenses	$4,190	$553	$3,637	658%
Economic Expenses were $4.2 million for the three months ended June 30, 2021, an increase of $3.6 million compared to $0.6 million in the prior year period.
Economic Compensation Expenses were $4.1 million for the three months ended June 30, 2021 compared to $0.4 million in the prior year period. The increase is due to higher overall revenue.
Economic Non-compensation Expenses Fixed non-compensation expenses remained fairly flat for the three months ended June 30, 2021 compared with the prior year period. Variable non-compensation expenses are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities.
Economic Depreciation and Amortization Expenses remained fairly flat for the three months ended June 30, 2021 compared to the prior year period and relates to costs allocated from general company assets.
Economic Income and Economic Operating Income

	Three Months Ended June 30,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Pre-tax Economic Income (Loss)	$(4,668)	$(2,762)	(1,906)	69%
Economic income tax expense*	(1,251)	—	(1,251)	NM
Preferred dividends	238	311	(73)	(23)%
Economic Income (Loss)*	(3,655)	(3,073)	(582)	19%
Add back: Depreciation and amortization expense, net of taxes	3	6	(3)	(50)%
Economic Operating Income (Loss)	$(3,652)	$(3,067)	$(585)	19%
Preferred Stock Dividends. On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.
Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
Total Economic Operating Income (Loss) was $196.4 million for the six months ended June 30, 2021, an increase of $36.6 million compared to Economic Operating Income (Loss) of $159.8 million in the prior year period. Total Economic Income (Loss) was $189.9 million for the six months ended June 30, 2021, an increase of $41.2 million compared to Economic Income (Loss) of $148.7 million in the prior year period. Total Pre-tax Economic Income (Loss) was $264.0 million for the six months ended June 30, 2021, an increase of $112.0 million compared to Pre-tax Economic Income (Loss) of $152.1 million in the prior year period.
Economic Proceeds included in total Economic Income (Loss) were $1,077.5 million for the six months ended June 30, 2021, an increase of $308.3 million compared to $769.3 million in the prior year period. This was primarily related to an increase in investment banking, brokerage revenues and incentive income only partially offset by a decrease in investment income (loss).

Operating Company Segment
Economic Proceeds

	Six Months Ended June 30,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Economic Proceeds
Investment banking	$507,914	$289,627	$218,287	75%
Brokerage	397,692	299,739	97,953	33%
Management fees	44,709	27,351	17,358	63%
Incentive income (loss)	78,359	43,449	34,910	80%
Investment income (loss)	37,514	122,931	(85,417)	(69)%
Other income (loss) economic proceeds	8,471	498	7,973	1,601%
Total: Economic Proceeds	1,074,659	783,595	291,064	37%
Economic Interest Expense	13,366	12,445	921	7%
Net Economic Proceeds	$1,061,293	$771,150	$290,143	38%
Economic Proceeds The Op Co segment economic proceeds included in Economic Income (Loss) were $1,074.7 million for the six months ended June 30, 2021, an increase of $291.1 million compared to $783.6 million in the prior year period.
Investment Banking Economic Proceeds increased $218.3 million to $507.9 million for the six months ended June 30, 2021 compared with $289.6 million in the prior year period. During the six months ended June 30, 2021, the Company completed 101 underwriting transactions, 62 strategic advisory transactions and 11 debt capital markets transactions. During the six months ended June 30, 2020, the Company completed 72 capital markets transactions, 30 strategic advisory transactions and five debt capital markets transactions.
Brokerage Economic Proceeds increased $98.0 million to $397.7 million for the six months ended June 30, 2021, compared with $299.7 million in the prior year period. This was attributable to an increase in Institutional Brokerage, primarily Special Situations and Cash commission revenue and an increase in Institutional Services, primarily Prime Brokerage and Securities Finance. Customer trading volumes across the industry (according to Bloomberg) increased 7% for the six months ended June 30, 2021 compared to the prior year period.
Management Fees Economic Proceeds for the segment increased $17.4 million to $44.7 million for the six months ended June 30, 2021 compared with $27.4 million in the prior year period. This increase in management fees was primarily related to an increase in management fees from the Cowen Healthcare investments and Cowen Sustainable funds.
Incentive Income (Loss) Economic Proceeds for the segment increased $34.9 million to $78.4 million for the six months ended June 30, 2021 compared with income of $43.4 million in the prior year period. This increase was primarily related to an increase in performance fees from our sustainable investments business.
Investment Income (Loss) Economic Proceeds for the segment decreased $85.4 million to $37.5 million for the six months ended June 30, 2021 compared with $122.9 million in the prior year period. The decrease primarily relates to a decrease in performance investments across most of our strategies including healthcare, merchant banking and portfolio hedge.
Other Income (Loss) Economic Proceeds for the segment increased $8.0 million to $8.5 million for the six months ended June 30, 2021 compared with $0.5 million in the prior year period. The increase comes from a higher insurance result caused by higher premiums resulting from a recovery from the COVID-19 impact for Hollenfels and the additional business from Cowen Insurance Co acquired in the first quarter of 2021.
Economic Interest Expenses were $13.4 million for the six months ended June 30, 2021, an increase of $0.9 million compared with $12.4 million in the prior year period.
Net Economic Proceeds were $1,061.3 million for the six months ended June 30, 2021, an increase of $290.1 million compared with $771.2 million in the prior year period.

Economic Expenses

	Six Months Ended June 30,		Total Period-to-Period
	2021	2020	$ Change	% Change
Economic Expenses	(dollars in thousands)
Employee compensation and benefits	$601,858	$429,650	$172,208	40%
Non-Compensation Expense	177,226	156,203	21,023	13%
Depreciation & Amortization	8,910	11,085	(2,175)	(20)%
Non-Controlling Interest	2,955	3,479	(524)	(15)%
Total: Economic Expenses	$790,949	$600,417	$190,532	32%
Economic Expenses were $790.9 million for the six months ended June 30, 2021, an increase of $190.5 million compared with $600.4 million in the prior year period.
Economic Compensation Expenses were $601.9 million compared to $429.7 million in the prior year period. The increase was due to higher revenues. The economic compensation-to-proceeds ratio increased 56.0% compared to 55% in the prior year period.
Economic Non-compensation Expenses Fixed non-compensation expense increased $7.2 million to $79.3 million for the six months ended June 30, 2021 compared with $72.1 million in the prior year period. The increase primarily related to an increase in professional and advisory fees and communication costs. Variable non-compensation expense which primarily are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $13.8 million to $97.9 million for the six months ended June 30, 2021 compared with $84.1 million in the prior year period. The increase is related to increased brokerage and trade execution costs partially offset by lower marketing and business development costs.
Economic Depreciation and Amortization Expenses decreased to $8.9 million for the six months ended June 30, 2021 compared with $11.1 million in the prior year period. The decrease is primarily related certain intangible assets being fully amortized in the first quarter of 2021.
Economic Non-controlling interests decreased by $0.5 million to $3.0 million for the six months ended June 30, 2021 compared with $3.5 million in the prior year period. Non-controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
Economic Income and Economic Operating Income

	Six Months Ended June 30,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Pre-tax Economic Income (Loss)	$270,344	$170,733	$99,611	58%
Economic income tax expense *	72,451	—	72,451	NM
Preferred dividends	2,887	2,745	142	5%
Economic Income (Loss) *	195,006	167,988	27,018	16%
Add back: Depreciation and amortization expense, net of taxes	6,522	11,085	(4,563)	(41)%
Economic Operating Income (Loss)	$201,528	$179,073	$22,455	13%
* Economic Income (Loss) is presented net of associated taxes starting in the first quarter of 2021. The Company has utilized all available federal net operating losses not subject to limitation during 2020.
Preferred Stock Dividends. On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Asset Co Segment

	Six Months Ended June 30,		Total Period-to-Period
	2021	2020	$ Change	% Change
Economic Proceeds	(dollars in thousands)
Management fees	$616	$372	$244	66%
Incentive income (loss)	(701)	(1,161)	460	(40)%
Investment income (loss)	2,973	(13,548)	16,521	(122)%
Other income (loss) economic proceeds	(1)	2	(3)	(150)%
Total: Economic Proceeds	2,887	(14,335)	17,222	(120)%
Economic Interest Expense	2,261	2,904	(643)	(22)%
Net Economic Proceeds	$626	$(17,239)	$17,865	(104)%
Economic Proceeds The Asset Co segment proceeds included in Economic Income (Loss) were $2.9 million for the six months ended June 30, 2021, an increase of $17.2 million compared with negative proceeds (due to losses) of $14.3 million in the prior year period.
Management Fees Economic Proceeds for the segment increased $0.2 million to $0.6 million for the six months ended June 30, 2021 compared with $0.4 million in the prior year period. This increase was related to an increase in management fees from the Company's multi-strategy business.
Incentive Income (Loss) Economic Proceeds for the segment increased $0.5 million to a loss of $0.7 million for the six months ended June 30, 2021 compared with a loss of $1.2 million in the prior year period. This increase was related to an increase in performance fees from the Company's multi-strategy business.
Investment Income (Loss) Economic Proceeds for the segment increased $16.5 million to $3.0 million for the six months ended June 30, 2021, compared with a loss of $13.5 million in the prior year period. The increase primarily relates to an impairment of an equity method investment and decreased performance of our multi-strat fund which occurred in the first quarter of 2020.
Economic Interest Expenses were $2.3 million for the six months ended June 30, 2021, a decrease of $0.6 million compared with $2.9 million in the prior year period.
Net Economic Proceeds for the segment were $0.6 million for the six months ended June 30, 2021, an increase of $17.9 million compared with negative proceeds (due to losses) of $17.2 million in the prior year period.

Economic Expenses

	Six Months Ended June 30,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Economic Expenses
Employee compensation and benefits	$6,951	$1,136	$5,815	512%
Non-Compensation Expense	(24)	263	(287)	(109)%
Depreciation & Amortization	9	12	(3)	(25)%
Total: Economic Expenses	$6,936	$1,411	$5,525	392%

Economic Expenses were $6.9 million for the six months ended June 30, 2021, an increase of $5.5 million compared to $1.4 million in the prior year period.
Economic Compensation Expenses were $7.0 million for the six months ended June 30, 2021, compared to $1.1 million in the prior year period. The increase was due to higher revenues related to investment income (loss).
Economic Non-compensation Expenses Fixed non-compensation expense decreased $0.3 million to an expense credit of $0.04 million for the six months ended June 30, 2021 compared with $0.3 million in the prior year period. The decrease is primarily related to decreased professional, advisory and other fees. Variable non-compensation expenses, remained flat at $0.02 million for the six months ended June 30, 2021 compared with the prior year period, are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities.

Economic Depreciation and Amortization Expenses remained fairly flat for the six months ended June 30, 2021 compared to the prior year period and relates to costs allocated from general company assets.
Economic Income and Economic Operating Income

	Six Months Ended June 30,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Pre-tax Economic Income (Loss)	$(6,310)	$(18,650)	$12,340	(66)%
Economic income tax expense *	(1,691)	—	(1,691)	NM
Preferred dividends	509	651	(142)	(22)%
Economic Income (Loss) *	(5,128)	(19,301)	14,173	(73)%
Add back: Depreciation and amortization expense, net of taxes	6	12	(6)	(50)%
Economic Operating Income (Loss)	$(5,122)	$(19,289)	$14,167	(73)%
* Economic Income (Loss) is presented net of associated taxes starting in the first quarter of 2021. The Company has utilized all available federal net operating losses not subject to limitation during 2020.
Preferred Stock Dividends. On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Reconciliation of US GAAP to Non-GAAP Measures for the three and six months ended June 30, 2021 and 2020
The following tables reconciles total US GAAP Revenues to total Economic Proceeds for the three and six months ended June 30, 2021 and 2020:

		(unaudited)
		Three Months Ended June 30, 2021
(Dollar amounts in thousands)		Investment Banking	Brokerage	Investment Income	Management Fees	Incentive Income	Interest and Dividends	Reinsurance premiums	Other revenues	Consolidated Funds Revenues	Other Income (Loss)	Total
Total US GAAP Revenues and Other Income (Loss)		$224,981	$139,060	$3,160	$14,995	$169	$62,173	$11,493	$2,031	$695	$6,730	$465,487
Management Presentation Reclassifications:
Underwriting expenses	a	(6,152)	—	—	—	—	—	—	—	—	—	(6,152)
Reimbursable client expenses	b	(4,402)	—	—	—	—	—	—	(295)	—	—	(4,697)
Securities financing interest expense	c	—	6,132	—	—	—	(48,854)	—	—	—	—	(42,722)
Fund start-up costs, distribution and other fees	d	—	(107)	—	(449)	—	—	—	(666)	—	—	(1,222)
Certain equity method investments	e	—	—	—	3,523	4,358	—	—	—	—	(5,894)	1,987
Carried interest	f	—	—	35,530	—	(35,686)	—	—	—	—	—	(156)
Proprietary trading, interest and dividends	g	—	10,245	(32,710)	—	275	(2,262)	—	(34)	—	10,616	(13,870)
Insurance related activities expenses	h	—	—	—	—	—	—	(11,493)	6,271	—	1	(5,221)
Facilitation trading gains and losses	i	—	20,515	(1,554)	—	—	(11,057)	—	—	—	(11,453)	(3,549)
Total Management Presentation Reclassifications:		(10,554)	36,785	1,266	3,074	(31,053)	(62,173)	(11,493)	5,276	—	(6,730)	(75,602)
Fund Consolidated Reclassifications	l	—	—	1,052	55	(168)	—	—	—	(695)	—	244
Total Economic Proceeds		$214,427	$175,845	$5,478	$18,124	$(31,052)	$—	$—	$7,307	$—	$—	$390,129

		(unaudited)
		Three Months Ended June 30, 2020
(Dollar amounts in thousands)		Investment Banking	Brokerage	Investment Income	Management Fees	Incentive Income	Interest and Dividends	Reinsurance premiums	Other revenues	Consolidated Funds Revenues	Other Income (Loss)	Total
Total US GAAP Revenues and Other Income (Loss)		$203,982	$130,209	$207,439	$11,653	$—	$47,918	$5,967	$1,286	$37,730	$6,528	$652,712
Management Presentation Reclassifications:
Underwriting expenses	a	(8,871)	—	—	—	—	0	0	—	0	0	(8,871)
Reimbursable client expenses	b	(4,682)	—	—	—	—	0	0	(271)	0	0	(4,953)
Securities financing interest expense	c	—	4,939	—	—	—	(40,517)	0	—	0	0	(35,578)
Fund start-up costs, distribution and other fees	d	—	—	—	(800)	—	0	—	(259)	—	—	(1,059)
Certain equity method investments	e	—	—	—	2,914	8,365	—	—	—	—	(9,390)	1,889
Carried interest	f	—	—	(38,277)	—	38,010	0	—	—	—	—	(267)
Proprietary trading, interest and dividends	g	—	22,351	(28,102)	—	—	(2,919)	—	(364)	—	2,862	(6,172)
Insurance related activities expenses	h	—	—	—	—	—	—	(5,967)	(459)	—	—	(6,426)
Facilitation trading gains and losses	i	—	9,568	(6,067)	—	—	(4,482)	—	—	—	—	(981)
Total Management Presentation Reclassifications:		(13,553)	36,858	(72,446)	2,114	46,375	(47,918)	(5,967)	(1,353)	—	(6,528)	(62,418)
Fund Consolidated Reclassifications	l	—	—	5,493	635	—	—	—	7	(37,730)	—	(31,595)
Total Economic Proceeds		$190,429	$167,067	$140,486	$14,402	$46,375	$—	$—	$(60)	$—	$—	$558,699

		(unaudited)
		Six Months Ended June 30, 2021
(Dollar amounts in thousands)		Investment Banking	Brokerage	Investment Income	Management Fees	Incentive Income	Interest and Dividends	Reinsurance premiums	Other revenues	Consolidated Funds Revenues	Other Income (Loss)	Total
Total US GAAP Revenues and Other Income (Loss)		$529,815	$312,797	$179,297	$40,737	$2,427	$121,561	$18,610	$3,690	$(2,652)	$18,692	$1,224,974
Management Presentation Reclassifications:
Underwriting expenses	a	(13,067)	—	—	—	—	—	—	—	—	—	(13,067)
Reimbursable client expenses	b	(8,834)	—	—	—	—	—	—	(583)	—	—	(9,417)
Securities financing interest expense	c	—	7,566	—	—	—	(90,655)	—	—	—	—	(83,089)
Fund start-up costs, distribution and other fees	d	—	(266)	—	(4,523)	—	—	—	(1,305)	—	—	(6,094)
Certain equity method investments	e	—	—	—	7,003	13,999	—	—	—	—	(16,723)	4,279
Carried interest	f	—	—	(61,239)	—	61,353	—	—	—	—	—	114
Proprietary trading, interest and dividends	g	—	26,347	(65,436)	—	(51)	(6,358)	—	(271)	—	21,766	(24,003)
Insurance related activities expenses	h	—	—	—	1	—	—	(18,610)	6,939	—	—	(11,670)
Facilitation trading gains and losses	i	—	51,248	(10,522)	—	—	(24,548)	—	—	—	(24,418)	(8,240)
Total Management Presentation Reclassifications:		(21,901)	84,895	(137,197)	2,481	75,301	(121,561)	(18,610)	4,780	—	(19,375)	(151,187)
Fund Consolidated Reclassifications	l	—	—	(1,613)	2,107	(70)	—	—	—	2,652	—	3,076
Income Statement Adjustments:
Bargain purchase gain	n	—	—	—	—	—	—	—	—	—	(3,855)	(3,855)
Debt extinguishment loss	p	—	—	—	—	—	—	—	—	—	4,538	4,538
Total Income Statement Adjustments:		—	—	—	—	—	—	—	—	—	683	683
Total Economic Proceeds		$507,914	$397,692	$40,487	$45,325	$77,658	$—	$—	$8,470	$—	$—	$1,077,546

		(unaudited)
		Six Months Ended June 30, 2020
(Dollar amounts in thousands)		Investment Banking	Brokerage	Investment Income	Management Fees	Incentive Income	Interest and Dividends	Reinsurance premiums	Other revenues	Consolidated Funds Revenues	Other Income (Loss)	Total
Total US GAAP Revenues and Other Income (Loss)		$309,010	$271,586	$162,032	$23,257	$—	$89,995	$16,438	$2,868	$(32,279)	$6,466	$849,373
Management Presentation Reclassifications:
Underwriting expenses	a	(12,511)	—	—	—	—	—	—	—	—	—	(12,511)
Reimbursable client expenses	b	(6,872)	—	—	—	—	—	—	(558)	—	—	(7,430)
Securities financing interest expense	c	—	10,222	—	—	—	(67,707)	—	—	—	—	(57,485)
Fund start-up costs, distribution and other fees	d	—	—	—	(2,810)	—	—	—	(520)	—	—	(3,330)
Certain equity method investments	e	—	—	—	5,964	14,965	—	—	—	—	(17,303)	3,626
Carried interest	f	—	—	(27,192)	—	27,323	—	—	—	—	—	131
Proprietary trading, interest and dividends	g	—	25,495	(36,202)	—	—	(10,829)	—	(897)	—	10,837	(11,596)
Insurance related activities expenses	h	—	—	—	—	—	—	(16,438)	(425)	—	—	(16,863)
Facilitation trading gains and losses	i	—	(7,564)	16,361	—	—	(11,459)	—	—	—	—	(2,662)
Total Management Presentation Reclassifications:		(19,383)	28,153	(47,033)	3,154	42,288	(89,995)	(16,438)	(2,400)	—	(6,466)	(108,120)
Fund Consolidated Reclassifications	l	—	—	(5,616)	1,312	—	—	—	32	32,279	—	28,007
Total Economic Proceeds		$289,627	$299,739	$109,383	$27,723	$42,288	$—	$—	$500	$—	$—	$769,260

The following table reconciles total US GAAP interest and dividends expense to total Economic Interest Expense for the three and six months ended June 30, 2021and 2020:

		(unaudited)
		Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)		2021	2020	2021	2020
Total US GAAP Interest & Dividend Expense		$63,073	$49,304	$120,714	$88,096
Management Presentation Reclassifications:
Securities financing interest expense	c	(42,722)	(35,578)	(83,089)	(57,485)
Fund start-up costs, distribution and other fees	d	(628)	—	(1,171)	—
Proprietary trading gains and losses	g	(1,248)	(4,043)	(5,486)	(10,358)
Facilitation trading gains and losses	i	(3,549)	(981)	(8,240)	(2,662)
Total Management Presentation Reclassifications:		(48,147)	(40,602)	(97,986)	(70,505)
Income Statement Adjustments:
Accelerated debt costs	p	(5,557)	—	(5,557)	—
Amortization of discount/(premium) on debt	m	(772)	(1,131)	(1,544)	(2,242)
Total Income Statement Adjustments:		(6,329)	(1,131)	(7,101)	(2,242)
Total Economic Interest Expense		$8,597	$7,571	$15,627	$15,349

The following tables reconcile total US GAAP Expenses and non-controlling interests to total Economic Expenses for the three and six months ended June 30, 2021and 2020:

		(unaudited)
		Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
(Dollar amounts in thousands)		Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total	Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total
Total US GAAP		$219,186	$113,906	$13,755	$346,847	$305,282	$106,246	$33,113	$444,641
Management Presentation Reclassifications:
Underwriting expenses	a	—	(6,152)	—	(6,152)	—	(8,871)	—	(8,871)
Reimbursable client expenses	b	—	(4,697)	—	(4,697)	—	(4,953)	—	(4,953)
Securities financing interest expense		—	—	—	—	—	—	—	—
Fund start-up costs, distribution and other fees	d	—	(594)	—	(594)	—	(1,059)	—	(1,059)
Certain equity method investments	e	—	1,987	—	1,987	—	1,889	—	1,889
Carried interest	f	—	(156)	—	(156)	—	(267)	—	(267)
Proprietary trading, interest and dividends	g	—	1,501	(14,123)	(12,622)	—	974	(3,103)	(2,129)
Insurance related activities expenses	h	—	(5,221)	—	(5,221)	—	(6,426)	—	(6,426)
Associated partner/banker compensation	j	1,574	(1,574)	—	—	140	(140)	—	—
Management company non-Controlling interest	k	(347)	(1,141)	1,488	—	(340)	(1,399)	1,739	—
Total Management Presentation Reclassifications:		1,227	(16,047)	(12,635)	(27,455)	(200)	(20,252)	(1,364)	(21,816)
Fund Consolidated Reclassifications	l	—	(124)	368	244	—	(1,585)	(30,010)	(31,595)
Income Statement Adjustments:
Acquisition related adjustments	n	—	(76)	—	(76)	—	76	—	76
Contingent liability adjustments	n	—	(5,230)	—	(5,230)	—	(2,596)	—	(2,596)
Goodwill and/or other impairment	r	—	—	—	—	—	(545)	—	(545)
Total Income Statement Adjustments:		—	(5,306)	—	(5,306)	—	(3,065)	—	(3,065)
Total Economic Expenses		$220,413	$92,429	$1,488	$314,330	$305,082	$81,344	$1,739	$388,165

		(unaudited)
		Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
(Dollar amounts in thousands)		Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total	Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total
Total US GAAP		$607,382	$221,062	$18,317	$846,761	$429,710	$212,971	$(29,075)	$613,606
Management Presentation Reclassifications:
Underwriting expenses	a	—	(13,067)	—	(13,067)	—	(12,511)	—	(12,511)
Reimbursable client expenses	b	—	(9,417)	—	(9,417)	—	(7,430)	—	(7,430)
Fund start-up costs, distribution and other fees	d	—	(4,923)	—	(4,923)	—	(3,330)	—	(3,330)
Certain equity method investments	e	—	4,279	—	4,279	—	3,626	—	3,626
Carried interest	f	—	114	—	114	—	131	—	131
Proprietary trading, interest and dividends	g	—	3,271	(21,788)	(18,517)	—	1,993	(3,231)	(1,238)
Insurance related activities expenses	h	—	(11,670)	—	(11,670)	—	(16,863)	—	(16,863)
Associated partner/banker compensation	j	2,122	(2,122)	—	—	1,764	(1,764)	—	—
Management company non-Controlling interest	k	(695)	(2,260)	2,955	—	(688)	(2,791)	3,479	—
Total Management Presentation Reclassifications:		1,427	(35,795)	(18,833)	(53,201)	1,076	(38,939)	248	(37,615)
Fund Consolidated Reclassifications	l	—	(395)	3,471	3,076	—	(4,299)	32,306	28,007
Income Statement Adjustments:
Acquisition related amounts	n	—	(317)	—	(317)	—	133	—	133
Contingent liability adjustments	n	—	1,566	—	1,566	—	(1,758)	—	(1,758)
Goodwill and/or other impairment	r	—	—	—	—	—	(545)	—	(545)
Total Income Statement Adjustments:		—	1,249	—	1,249	—	(2,170)	—	(2,170)
Total Economic Expenses		$608,809	$186,121	$2,955	$797,885	$430,786	$167,563	$3,479	$601,828

The following table reconciles US GAAP Net Income (loss) Attributable to Cowen Inc. Common Stockholders to Pre-tax Economic Income (Loss), Economic Income (loss), and Economic Operating Income (loss) for the three and six months ended June 30, 2021and 2020:

		(unaudited)
		Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)		2021	2020	2021	2020

US GAAP Net income (loss) attributable to Cowen Inc. common stockholders		$43,625	$112,137	$189,431	$100,516
Income Statement Adjustments:
US GAAP Income tax expense (benefit)	o	10,244	44,932	64,672	43,759
Amortization of discount (premium) on debt	m	772	1,131	1,544	2,242
Goodwill and/or other impairment	r	—	545	—	545
Debt extinguishment gain (loss) and/or accelerated debt costs	p	5,557	—	10,095	—
Bargain purchase gain	n	—	—	(3,855)	—
Contingent liability adjustments	n	5,230	2,596	(1,566)	1,758
Acquisition related amounts	n	76	(76)	317	(133)
Preferred dividends	q	1,698	1,698	3,396	3,396
Pre-tax Economic Income (Loss)		67,202	162,963	264,034	152,083
Economic income tax expense *		(18,010)	—	(70,760)	—
Preferred dividends		(1,698)	(1,698)	(3,396)	(3,396)
Economic Income (Loss) *		$47,494	$161,265	$189,878	$148,687
Add back: Depreciation and amortization expense, net of taxes		3,342	5,663	6,528	11,097
Economic Operating Income (Loss)		$50,836	$166,928	$196,406	$159,784
r
* Economic Income (Loss) is presented net of associated taxes starting in the first quarter of 2021. The Company has utilized all available federal net operating losses not subject to limitation during 2020.

Management Reclassifications
Management reclassification adjustments and fund consolidation reclassification adjustments have no effect on Economic Operating Income (Loss). These adjustments are reclassifications to change the location of certain line items.
a	Underwriting expenses: Economic Proceeds presents investment banking revenues net of underwriting expenses.
b	Reimbursable client expenses: Economic Proceeds presents expenses reimbursed from clients and affiliates within their respective expense category but is included as a part of revenues under US GAAP.
c	Securities financing interest expense: Brokerage Economic Proceeds included net securities borrowed and securities loaned activities which are shown gross in interest income and interest expense for US GAAP.
d	Fund start-up costs, distribution and other fees: Economic Proceeds and Economic Interest Expense are net of fund start-up costs and distribution fees paid to agents and other debt service costs.
e	Certain equity method investments: Economic Proceeds and Economic Expenses recognize the Company's proportionate share of management and incentive fees and associated share of expenses on a gross basis for equity method investments within the activist business, real estate operating entities and the healthcare royalty business. The Company applies the equity method of accounting to these entities and accordingly the results from these businesses are recorded within Other Income (Loss) for US GAAP.
f	Carried interest: The Company applies an equity ownership model to carried interest which is recorded in Investment income - Carried interest allocation for US GAAP. The Company presents carried interest as Incentive Income Economic Proceeds.
g	Proprietary trading, interest and dividends: Economic Proceeds presents interest and dividends from the Company's proprietary trading in investment income.
h	Insurance related activities expenses: Economic Proceeds presents underwriting income from the Company's insurance related activities, net of expenses, within other revenue. The costs are recorded within expenses for US GAAP reporting.
i	Facilitation trading gains and losses: Economic Brokerage Proceeds presents gains and losses on investments held as part of the Company's facilitation and trading business within brokerage revenues as these investments are directly related to the markets business activities while these are presented in Investment income - Securities principal transactions, net for US GAAP reporting.
j	Associated partner/banker compensation reclassification: Economic Compensation Expense presents certain payments to associated banking partners as compensation rather than non-compensation expenses.
k	Management company non-controlling interest: Economic Expenses non-controlling interest represents only operating entities that are not wholly owned by the Company. The Company also presents non-controlling interests within total expenses for Economic Income (Loss).
Fund Consolidation Reclassifications
l	The impacts of consolidation and the related elimination entries of the Consolidated Funds are not included in Economic Income (Loss). Adjustments to reconcile to US GAAP Net Income (Loss) included elimination of incentive income and management fees earned from the Consolidated Funds and addition of investment fund expenses excluding management fees paid, investment fund revenues and investment income (loss).
Income Statement Adjustments
m	Pre-tax Economic Income (Loss) excludes the amortization of discount (premium) on debt.
n	Pre-tax Economic Income (Loss) excludes acquisition related adjustments (including bargain purchase gain and contingent liability adjustments).
o	Pre-tax Economic Income (Loss) excludes US GAAP income taxes.
p	Pre-tax Economic Income (Loss) excludes gain/(loss) on debt extinguishment and accelerated debt costs.
q	Pre-tax Economic income (Loss) excludes preferred dividends.
r	Economic Income (Loss) excludes goodwill and other impairments.

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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. However, the Company’s assessment could be affected by various risks and uncertainties, including but not limited to, the effects of the COVID-19 pandemic. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of June 30, 2021, we had cash and cash equivalents of $806.9 million and net liquid investment assets of $1.2 billion, which includes cash and cash equivalents and short-term investments held by foreign subsidiaries as of June 30, 2021 of $78.1 million. The Company continues to permanently reinvest the capital and accumulated earnings of its subsidiaries in the United Kingdom, Malta, Germany, Switzerland, Canada, South Africa, and Hong Kong.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid by March 15th.
As a clearing member firm providing services to certain of our brokerage customers, we are subject to cash deposit requirements with clearing organizations, brokers and banks that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers' trading activity and market volatility. At June 30, 2021, the Company had security deposits totaling $96.1 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures.
Unfunded commitments
The following table summarizes unfunded commitments as of June 30, 2021:

Entity	Unfunded Commitments	Commitment term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	$7,207	3.50 years
Eclipse Ventures Fund I, L.P.	$28	3.50 years
Eclipse Fund II, L.P.	$45	4.50 years
Eclipse Continuity Fund I, L.P.	$39	5.50 years
Cowen Healthcare Investments III LP	$4,126	5.50 years
Cowen Sustainable Investments I LP	$14,706	8.50 years
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
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum, which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and accrued a cash dividend in respect of the Series A Convertible Preferred Stock of $3.4 million, for the six months ended June 30, 2021 and 2020, respectively.
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
Cowen Prime is also subject to Commodity Futures Trading Commission ("CFTC") Regulation 1.17 ("Regulation 1.17"). Regulation 1.17 requires net capital equal to or in excess of $45,000 or the amount of net capital required by SEC Rule 15c3-1, whichever is greater. Cowen and Company is also subject to Options Clearing Corporation ("OCC") Rule 302. OCC Rule 302 requires maintenance of net capital equal to the greater of $2.0 million or 2% of aggregate debit items. At June 30, 2021, Cowen and Company had $361.7 million of net capital in excess of this minimum requirement.
Effective June 1, 2021, Cowen Prime transferred all of the net assets of its investment advisory business to a newly formed investment advisor, Cowen Prime Advisors LLC. Cowen Prime Advisors LLC succeeded to Cowen Prime’s SEC investment advisor registration on that date pursuant to statutory guidance. As a result of implementing that guidance and the succession process, Cowen Prime is no longer registered as an investment advisor with the SEC but does remain registered as a broker-dealer.
As of June 30, 2021, Cowen Prime and Cowen and Company were granted regulatory approval to merge from the Financial Industry Regulatory Authority Inc. The companies anticipate completing the merger during the third quarter of 2021 with Cowen and Company being the surviving entity.
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
As of June 30, 2021, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA or SFC requirement and excess as follows:

Subsidiary	Net Capital	Net Capital Requirement	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$368,111	$6,392	$361,719
ATM Execution	$5,170	$250	$4,920
Cowen Prime	$22,057	$250	$21,807
Westminster	$24,603	$250	$24,353
Cowen International Ltd	$39,959	$30,037	$9,922
Cowen Execution Ltd	$13,254	$3,414	$9,840
Cowen Asia	$2,171	$386	$1,785
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
In accordance with the requirements of SEC Rule 15c3-3, Cowen and Company may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of June 30, 2021, Cowen and Company had segregated approximately $30.7 million of cash, while its required deposit was $14.0 million.
As a clearing broker-dealer, Cowen and Company is required to compute a reserve requirement for proprietary accounts of broker-dealers ("PAB"), as defined in SEC Rule 15c3-3. Cowen and Company conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEC Rule 15c3-3. This allows each correspondent firm that uses Cowen and Company as its clearing broker-dealer to classify its PAB account assets held at Cowen and Company as allowable assets in the correspondent's net capital calculation. At June 30, 2021, Cowen and Company had $23.2 million of cash on deposit in PAB Reserve Bank Accounts, which was more than its required deposit of $14.9 million. Cowen and Company, ATM Execution, and Cowen Prime also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
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
Cowen Insurance Co and Hollenfels are individually required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Malta and Luxembourg, respectively. Each company's individual solvency capital ratio calculated at the end of each quarter must exceed a minimum requirement. As of December 31, 2020 and March 31, 2021 (the last testing date for Hollenfels and Cowen Insurance Co respectively), the solvency capital ratios of both Cowen Insurance Co and Hollenfels were in excess of the minimum requirement.

Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen's captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of June 30, 2021. RCG Insurance Company’s capital and surplus as of June 30, 2021 totaled approximately $6.6 million.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, realized returns on its own invested capital and borrowings on debt. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash provided by operating activities of $177.1 million for the six months ended June 30, 2021 was primarily related to (i) an increase in stock loan, (ii) an increase in payable to customers and (iii) net income only partially offset by a decrease in securities owned, at fair value, held at broker dealer. Net cash provided by operating activities of $146.2 million for the six months ended June 30, 2020 was primarily related to (i) purchases of securities owned, at fair value in consolidated funds offset partially by proceeds from sales of securities owned, at fair value in consolidated funds, (ii) proceeds from securities owned, at fair value, held at broker dealers, (iii) purchases of securities owned, at fair value offset partially by proceeds from sales of securities owned, at fair value and (iv) offset by stock borrow activity.
Investing Activities.    Net cash used in investing activities of $6.9 million for the six months ended June 30, 2021 was primarily related to purchases of other investments and fixed assets only partially offset with the proceeds from sales of other investments. Net cash used in investing activities of $11.9 million for the six months ended June 30, 2020 was primarily related to the purchase of other investments and fixed assets offset only partially but the sale of other investments.
Financing Activities.    Net cash used in financing activities for the six months ended June 30, 2021 of $61.4 million was primarily related to a) repayments on convertible debt as well as notes and other debt and b) purchase of treasury stock only partially offset by an increase in borrowings on notes and other debt.  Net cash used in financing activities for the six months ended June 30, 2020 of $24.2 million was primarily related to (i) capital withdrawals by non-controlling interests offset by capital contributions by non-controlling interests in Consolidated Funds and (ii) repayments on notes and other debt offset partially by borrowings on notes and other debt.
Debt
Convertible Debt
December 2022 Convertible Notes
The Company, on December 14, 2017, issued $135.0 million aggregate principal amount of 3.00% convertible senior notes due December 2022 (the “December 2022 Convertible Notes”). The December 2022 Convertible Notes have a final maturity date of December 15, 2022 unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such date. The interest on the December 2022 Convertible Notes is payable semi-annually on December 15 and June 15 of each year. The December 2022 Convertible Notes are senior unsecured obligations of Cowen. The December 2022 Convertible Notes were issued with an initial conversion price of $17.375 per share of Cowen's Class A common stock. Pursuant to the indenture governing the December 2022 Convertible Notes, conversions of the December 2022 Convertible Notes will be settled by the delivery and/or payment, as the case may be, of Cowen’s Class A Common Stock, cash, or a combination thereof, at the Company's election.
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
On March 24, 2021, the Company issued a redemption notice announcing that the Company would redeem all of the December 2022 Convertible Notes, and provided holders the option to elect to settle the as-converted value of the notes as allowed under the terms of the December 2022 Convertible Notes. As a result of the Company’s call for redemption of the

December 2022 Convertible Notes, the December 2022 Convertible Notes were convertible, at the option of the holder at any time prior to June 22, 2021, the second business day prior to the December 2022 Convertible Notes' Redemption Date. On June 24, 2021 (the "Redemption Date") the Company redeemed all of the outstanding principal of the December 2022 Convertible Notes. The redemption amount was determined based on the holders election to convert, which allowed for either 100.00% of the principal amount thereof plus accrued and unpaid interest on such principal amount up to June 15, 2021, to, but not including the Redemption Date of the December 2022 Convertible Notes, or the value of the common shares to be issued on conversion. The settlement method for the December 2022 Convertible Notes was $88.1 million in cash, (the outstanding principal amount of the December 2022 Convertible Notes) and 2,938,841 shares of the Company’s Class A common stock, (the remainder of the conversion obligation in excess of the principal amount). The conversion rate on the December 2022 Convertible Notes on the Redemption Date was 33.35 shares of the Company’s Class A common stock per $1,000 principal amount of December 2022 Convertible Notes converted. In conjunction with the redemption of the remaining December 2022 Convertible Notes, the Company accelerated the pro rata unamortized discount of $5.1 million and capitalized debt issuance costs of $0.5 million.
Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $0.7 million and $1.1 million for the three months ended June 30, 2021 and 2020, and $1.5 million and $2.3 million for the six months ended June 30, 2021 and 2020, respectively, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and was amortized over the life of the December 2022 Convertible Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The Company recorded interest expense of $0.6 million and $1.0 million for the three months ended June 30, 2021 and 2020 and $1.3 million and $2.0 million for the six months ended June 30, 2021 and 2020, respectively.
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, which is shown net in notes payable in the accompanying condensed consolidated statement of financial condition. To date the May 2024 Notes have maintained their initial private rating, and the interest rate has remained unchanged. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $1.4 million and $1.4 million for the three months ended June 30, 2021 and 2020 and $2.8 million and $2.8 million for the six months ended June 30, 2021 and 2020, respectively. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in September 2019, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the "June 2033 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $1.9 million and $1.9 million for three months ended June 30, 2021 and 2020 and $3.9 million and $3.9 million for the six months ended June 30, 2021 and 2020, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the "December 2027 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million for the three months ended June 30, 2020 and $2.5 million and $5.1 million for six months ended June 30, 2021 and 2020, respectively. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.

On March 24, 2021, the Company delivered payment of and discharged all $138.0 million outstanding aggregate principal of the December 2027 Notes plus accrued and unpaid interest through the effective redemption date of April 23, 2021. In conjunction with the extinguishment of the December 2027 Notes , the Company accelerated the pro-rata capitalized debt issuance costs. For the three and six months ended June 30, 2021, the Company recognized $4.4 million of loss on debt extinguishment, respectively.
Term Loan
March 2028 Term Loan
On March 24, 2021, the Company borrowed $300 million of first lien term loan due March 24, 2028 (the “March 2028 Term Loan”). The interest on the March 2028 Term Loan is payable at the option of the Company on a monthly, quarterly or bi-annual rate equal to London Inter-bank Offered Rate ("LIBOR") (of no less than the floor of 0.75%) plus a margin of 3.25%. The Company is required to pay 1.00% per annum of the original principal amount of the March 2028 Term Loan. The obligations of the Company for the March 2028 Term Loan are guaranteed by certain of the Company’s wholly-owned domestic subsidiaries (excluding its broker-dealer subsidiaries) (the “Guarantors”) and secured by substantially all of the assets of the Company and the Guarantors, subject in each case to certain customary exceptions. The terms of the March 2028 Term Loan contain customary affirmative and negative covenants, including standard leverage and financial incurrence covenants. Proceeds from the term loan were used to (i) satisfy and discharge and redeem the Company’s 2027 Senior Notes, (ii) redeem the Company’s December 2022 Convertible Notes that remained outstanding as of March 31, 2021 and pay the cash settlement amount in connection with the conversion of December 2022 Convertible Notes prior to that redemption date, and (iii) for the payment of fees, commissions, premiums, expenses and other transaction costs (including original issue discount or upfront fees) payable in connection with the transactions related thereto. As of June 30, 2021, the outstanding principal amount of the March 2028 Term Loan was $298.5 million.
Interest expense for the March 2028 Term Loan was $3.0 million for the three months ended June 30, 2021 and $3.2 million for six months ended June 30, 2021, based on an effective interest rate of 4.46%. The Company capitalized debt issuance costs of approximately $6.6 million and initial unamortized discount of $1.5 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the March 2028 Term loan in interest and dividends expense in the accompanying condensed consolidated statements of operations.
June 2020 Term Loan
On June 30, 2017, a subsidiary of the Company borrowed $28.2 million to fund general corporate purposes. In July 2019, the subsidiary of the Company borrowed separately, from the same lender, $4.0 million to fund general corporate purposes. Each loan was secured by the value of the Company's limited partnership interests in two affiliated investment funds. The Company had provided a guarantee for these loans. Both loans had an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire combined principal amount due (as amended) on June 26, 2020 when they were both fully repaid. The Company recorded interest expense of $0.3 million and $0.8 million for the three and six months ended June 30, 2020, respectively.
Other Notes Payable
During January 2021, the Company borrowed $3.0 million to fund insurance premium payments. This note had an effective interest rate of 2.01% and was due in December 2021, with monthly payment requirements of $0.3 million. As of June 30, 2021, the outstanding balance on this note was $1.6 million. Interest expense for the three and six months ended June 30, 2021 was insignificant.
During November 2019, the Company borrowed $2.6 million to fund general corporate capital expenditures. This note had an effective interest rate of 6% and is due in November 2024, with monthly payment requirements of $0.1 million. As of June 30, 2021, the outstanding balance on this note was $1.8 million. Interest expense was insignificant for the three months ended June 30, 2021 and $0.1 million for six months ended June 30, 2021.
On September 30, 2020, the Company borrowed $72.0 million from Purple Protected Asset S-81 ("PPA S-81"), a Luxembourg entity unrelated to Cowen. The Company repaid $60.0 million of the PPA S-81 loan in June 2021. The loan is payable on September 30, 2023, had an initial interest rate of 1.4 times the Secured Overnight Financing Rate ("SOFR") plus 6.07% until December 31, 2020 and 1.4 times the SOFR plus 5.8% until June 30, 2021 and 3.65 times the SOFR plus 4.0% thereafter with quarterly interest payments. The loan obligation, as well as a loan issued by The Military Mutual Ltd (a United Kingdom company unrelated to Cowen) with principal of $28.4 million that was sold by Hollenfels to PPA S-81 at fair value for no gain or loss on September 30, 2020, are fully cash collateralized through a reinsurance policy provided by Hollenfels which is reflected in cash collateral pledged in the condensed consolidated statements of financial condition as of December 31, 2020 (see

Notes 4 and 14). The Company capitalized debt issuance costs of approximately $1.7 million which is a direct deduction from the carrying value of the loan and will be amortized over the life of the loan in interest and dividends expense shown in the accompanying condensed consolidated statements of operations. The Company recorded interest expense of $1.0 million for the three months ended June 30, 2021 and $2.1 million six months ended June 30, 2021, related to its loan payable to PPA S-81.
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
For the three and six months ended June 30, 2021 and 2020, quantitative information regarding the Company's finance lease obligations reflected in the accompanying condensed consolidated statements of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	$318	$308	$627	$615
Interest on lease liabilities	31	43	65	92

Weighted average remaining lease term - operating leases (in years)			2.08	2.72
Weighted average discount rate - operating leases			4.73%	4.88%
Letters of Credit
As of June 30, 2021, the Company has the following irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged cash collateral for reinsurance agreements which amounted to $61.5 million, as of June 30, 2021, and $106.8 million, as of December 31, 2020, which are expected to be released periodically as per the terms of the reinsurance policy between June 30, 2021 and March 31, 2024
.

Location	Amount	Maturity
	(dollars in thousands)
New York	$208	April 2022
New York	$1,325	October 2022
New York	$1,253	November 2021
Boston	$194	March 2028
San Francisco	$458	October 2025
	$3,438
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2021 and December 31, 2020 there were no amounts due related to these letters of credit.
Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of June 30, 2021:

	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment, Service and Facility Leases
Real Estate and Other Facility Rental	$87,885	$11,584	$43,481	$22,758	$10,062
Service Payments	60,815	13,230	28,371	8,620	10,594
Operating Equipment Leases	297	136	161	—	—
Total	148,997	24,950	72,013	31,378	20,656
Debt
Notes Payable	287,966	6,703	26,810	96,328	158,125
Term Loan	376,246	7,463	29,550	29,070	310,163
Finance Lease Obligation	2,477	622	1,719	124	12
Other Notes Payable	18,840	5,111	13,186	543	—
Total	$685,529	$19,899	$71,265	$126,065	$468,300
Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of June 30, 2021, are as follows:

	Notes Payable	Term Loan	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2021	$6,703	$7,463	$5,111	$622
2022	13,405	14,835	593	1,238
2023	13,405	14,715	12,593	481
2024	88,578	14,595	543	82
2025	7,750	14,475	—	42
Thereafter	158,125	310,163	—	12
Subtotal	287,966	376,246	18,840	2,477
Less (a)	(114,194)	(85,607)	(4,705)	(124)
Total	$173,772	$290,639	$14,135	$2,353
(a)Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the Company's convertible debt.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of June 30, 2021. However, through indemnification provisions in our clearing agreements, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreements, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
In the ordinary course of business, the Company also sponsors various other entities that it has determined to be VIEs. These VIEs are primarily investment funds for which the Company serves as the general partner, managing member and/or investment manager with decision-making rights. The Company consolidates these investment funds when its variable interest is potentially significant to the entity.
The Company consolidates investment funds for which it acts as the managing member/general partner and investment manager. At June 30, 2021, the Company consolidated the following investment funds: Ramius Enterprise LP (“Enterprise LP”) and Cowen Private Investments LP ("Cowen Private"). At December 31, 2020, the Company consolidated the following investment funds: Enterprise LP, Cowen Private, and Cowen Sustainable Investments I LP ("CSI I LP"). These funds are referred to as each a "Consolidated Fund" and collectively the "Consolidated Funds".
During the first quarter of 2021, the Company deconsolidated CSI I LP due to the Company's ownership being diluted through a capital equalization event. During the second quarter of 2020, the Company deconsolidated Ramius Merger Fund LLC (the "Merger Fund") and Ramius Merger Arbitrage UCITS Fund ("UCITS Fund") due to a partial redemption of the Company’s direct portfolio fund investment in Merger Fund and a partial termination of the notional value of UCITS Fund units referenced in a total return swap with a third party. The Company continues to hold a direct retained portfolio fund investment in the Merger Fund and CSI I LP and continues to have economic exposure to the returns of UCITS Fund through a total return swap with a third party. Merger Fund, CSI I LP and UCITS Fund continue to be related parties of the Company after deconsolidation. CSI I Golden Holdco LP ("Golden HoldCo") and CSI I Prodigy Holdco LP ("Prodigy HoldCo") were consolidated through November 2020 when the Company raised additional capital within the sustainable investing strategy that diluted the Company's direct and indirect ownership. As a result, the Company's direct and indirect ownership in Golden Holdco and Prodigy Holdco is no longer expected to be significant to either entity and the entities were deconsolidated.
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
Other—If the Company does not consolidate an entity or apply the equity method of accounting, the Company accounts for its investment in such entity (primarily consisting of securities of such entity which are purchased and held principally for the purpose of selling them in the near term and classified as trading securities), at fair value with unrealized gains (losses) resulting from changes in fair value reflected within Investment income (loss) - Securities principal transactions, net or Investment income (loss) - portfolio fund investment income (loss) in the accompanying condensed consolidated statements of operations.
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
Other investments—Other investments consist primarily of portfolio funds, carried interest and equity method investments, which are valued as follows:
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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. See Note 17 in our accompanying condensed consolidated financial statements for the quarter ended June 30, 2021 for further discussion.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 2p "Recent pronouncements" in our accompanying condensed consolidated financial statements for the six months ended June 30, 2021.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the six months ended June 30, 2021, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our 2020 Form 10-K. For a more detailed discussion concerning our market risk, see Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our 2020 Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of June 30, 2021.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the six months ended June 30, 2021.

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
Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2020 Form 10-K and Item 1A of our March 31, 2021 Form 10-Q.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
As of June 30, 2021, the Company's Board of Directors has a share repurchase program that, since its inception, has authorized the Company to purchase up to $396.0 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. The specific timing and amount of repurchases will vary depending on various factors, including, among others, market conditions and competing needs for the use of our capital.  We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1. During the three months ended June 30, 2021, the Company repurchased 1,275,249 shares, at an average price of $39.14 per share, of Cowen Class A common stock through the share repurchase program.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended June 30, 2021. Board approval of repurchases is based on dollar amount. As a result, the Company cannot estimate the number of shares that may yet be purchased.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month 4 (April 1, 2021 – April 30, 2021)
Common stock repurchases(1)	—	$—	—	$50,000,000
Employee transactions(2)	—	—	—	—
Other (3)	—	—	—	—
Total	—	$—	—

Month 5 (May 1, 2021 – May 31, 2021)
Common stock repurchases(1)	957,541	$39.45	957,541	$12,222,667
Employee transactions(2)	217,364	41.27	—	—
Other (3)	—	—	—	—
Total	1,174,905	$39.79	957,541.00

Month 6 (June 1, 2021 – June 30, 2021)
Common stock repurchases(1)	317,708	$38.19	317,708	$50,000,000
Employee transactions(2)	148,946	40.39	—	—
Other (3)	—	—	—	—
Total	466,654	$38.89	317,708

Total (April 1, 2021 – June 30, 2021)
Common stock repurchases(1)	1,275,249	$39.14	1,275,249	$—
Employee transactions(2)	366,310	40.91	—	—
Other (3)	—	—	—	—
Total	1,641,559	$39.53	1,275,249
(1)    The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $396.0 million of the Company's outstanding Class A common stock.
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
10.1
Cowen Inc. 2020 Equity Incentive Plan (as amended and restated) (Incorporated by reference to Appendix A to the Definitive Proxy Statement of Cowen Inc. on Schedule 14A for the year ended December 31, 2020, as filed on May 21, 2021).

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

COWEN INC.
		By:	/s/ JEFFREY M. SOLOMON
		Name:	Jeffrey M. Solomon
		Title:	Chief Executive Officer (principal executive officer)

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	July 30, 2021	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)