Form 10-Q
period 2021-09-30
COWEN INC.
filed 2021-10-29
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of October 28, 2021, there were 27,287,075 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in "Management's Discussion and Analysis of Financial Condition and Results of Operations") that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as "may," "might," "will," "would," "could," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "possible," "potential," "intend," "seek" or "continue," the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and the risks contained in Item 1A of this periodic report on Form 10-Q for the three and nine months ended September 30, 2021.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three and nine months ended September 30, 2021 and 2020. The Consolidated Financial Statements as of December 31, 2020 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
	As of September 30, 2021	As of December 31, 2020
Assets
Cash and cash equivalents	$1,057,123	$645,169
Cash collateral pledged	48,996	110,743
Segregated cash	177,693	185,141
Securities owned, at fair value ($2,903,432 and $1,524,136 were pledged to various parties)	3,954,914	2,001,602
Securities purchased under agreements to resell	—	191
Receivable on derivative contracts, at fair value	212,421	51,482
Securities borrowed	2,169,056	1,908,187
Other investments ($138,023 and $133,454 at fair value, respectively)	262,431	255,027
Deposits with clearing organizations, brokers and banks	76,798	104,952
Receivable from brokers, dealers and clearing organizations, net of allowance of $645 and $885, respectively	2,075,273	1,729,744
Receivable from customers, net of allowance of $687 and $530, respectively	224,455	103,963
Fees receivable, net of allowance of $3,237 and $3,348, respectively	157,606	160,349
Due from related parties	30,454	21,068
Fixed assets, net of accumulated depreciation and amortization of $47,376 and $40,670, respectively	29,422	33,023
Operating lease right-of-use assets	90,878	78,241
Goodwill	147,084	147,084
Intangible assets, net of accumulated amortization of $30,848 and $37,884, respectively	25,820	24,403
Deferred tax asset, net	4,303	9,030
Other assets	95,239	54,884
Consolidated Funds
Cash and cash equivalents	426	417
Securities owned, at fair value	2,951	10,622
Other investments	100,252	192,670
Other assets	46	207
Total Assets	$10,943,641	$7,828,199
Liabilities, Temporary Equity and Permanent Equity
Liabilities
Securities sold, not yet purchased, at fair value	$1,361,723	$728,115
Securities sold under agreements to repurchase	53,839	5,036
Payable for derivative contracts, at fair value	46,872	76,160
Securities loaned	3,352,456	2,476,414
Payable to brokers, dealers and clearing organizations	667,809	415,143
Payable to customers	2,732,428	1,680,326
Commission management payable	117,752	116,987
Compensation payable	558,505	373,339
Operating lease liabilities	94,383	82,735
Notes payable and other debt	479,503	383,067
Convertible debt	—	80,808
Fees payable	29,869	43,833
Due to related parties	108	51
Accounts payable, accrued expenses and other liabilities	204,131	196,479
Consolidated Funds
Due to related parties	5	7
Accounts payable, accrued expenses and other liabilities	181	578
Total Liabilities	$9,699,564	$6,659,078

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
	As of September 30, 2021	As of December 31, 2020
(continued)
Commitments and Contingencies (Note 18)
Temporary Equity
Redeemable non-controlling interests	$—	$—
Permanent Equity
Cowen Inc. stockholders' equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of September 30, 2021 (aggregate liquidation preference of $120,750) and 10,000,000 shares authorized, 120,750 shares issued and outstanding as of December 31, 2020 (aggregate liquidation preference of $120,750), respectively	$1	$1
Class A common stock, par value $0.01 per share: 62,500,000 shares authorized, 54,340,530 shares issued and 27,734,650 outstanding as of September 30, 2021 and 62,500,000 shares authorized, 49,465,491 shares issued and 26,845,628 outstanding as of December 31, 2020, respectively (including 217,869 and 334,230 restricted shares, respectively)	334	334
Class B common stock, par value $0.01 per share: 62,500,000 authorized, no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	1,176,667	1,130,138
(Accumulated deficit) retained earnings	402,049	185,901
Accumulated other comprehensive income (loss)	(2)	(7)
Less: Class A common stock held in treasury, at cost, 26,605,880 and 22,619,863 shares as of September 30, 2021 and December 31, 2020, respectively	(495,922)	(346,870)
Total Cowen Inc. Stockholders' Equity	1,083,127	969,497
Nonredeemable non-controlling interests	160,950	199,624
Total Permanent Equity	$1,244,077	$1,169,121
Total Liabilities, Temporary Equity and Permanent Equity	$10,943,641	$7,828,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Investment banking	$273,532	$194,341	$803,347	$503,351
Brokerage	131,371	119,804	444,168	391,390
Investment income (loss)
Securities principal transactions, net	7,291	(50,446)	111,828	76,097
Portfolio fund principal transactions, net	(11,121)	(435)	2,400	8,841
Carried interest allocations	(60,471)	(4,014)	768	22,199
Total investment income (loss)	(64,301)	(54,895)	114,996	107,137
Management fees	15,334	11,954	56,071	35,211
Incentive income	6	127	2,433	127
Interest and dividends	45,978	37,552	167,539	127,547
Insurance and reinsurance premiums	12,586	2,505	31,196	18,943
Other revenues, net	(1,078)	2,388	2,612	5,257
Consolidated Funds
Principal transactions, net	(1,194)	6,385	(3,850)	(29,372)
Interest and dividends	3	1,135	7	3,992
Other revenues	—	—	—	620
Total revenues	412,237	321,296	1,618,519	1,164,203
Interest and dividends expense	43,035	37,754	163,749	125,850
Total net revenues	369,202	283,542	1,454,770	1,038,353

Expenses
Employee compensation and benefits	201,686	153,427	809,068	583,137
Brokerage and trade execution costs	33,600	33,660	118,069	101,412
Underwriting expenses	7,208	4,013	20,275	16,524
Professional, advisory and other fees	22,096	15,085	55,013	40,519
Service fees	6,810	4,727	18,920	18,332
Communications	9,224	7,992	28,201	24,241
Occupancy and equipment	9,700	9,096	29,186	27,599
Depreciation and amortization	4,796	5,682	13,715	17,324
Client services and business development	10,177	2,343	21,361	16,906
Insurance and reinsurance claims, commissions and amortization of deferred acquisition costs	13,172	4,852	24,843	21,716
Other expenses	9,818	7,868	17,685	19,417
Consolidated Funds
Interest and dividends	—	—	—	2,064
Professional, advisory and other fees	50	334	223	1,598
Brokerage and trade execution costs	—	—	—	37
Other expenses	74	160	296	1,094
Total expenses	328,411	249,239	1,156,855	891,920
Other income (loss)
Net gains (losses) on other investments	4,266	4,043	23,641	10,509
Bargain purchase gain, net of tax	—	—	3,855	—
Gain/(loss) on debt extinguishment	—	—	(4,538)	—
Total other income (loss)	4,266	4,043	22,958	10,509
Income (loss) before income taxes	45,057	38,346	320,873	156,942
Income tax expense (benefit)	12,192	8,830	76,864	52,589
Net income (loss)	32,865	29,516	244,009	104,353

Cowen Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(continued)
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(4,938)	9,232	13,379	(19,843)
Net income (loss) attributable to Cowen Inc.	37,803	20,284	230,630	124,196
Preferred stock dividends	1,698	1,698	5,094	5,094
Net income (loss) attributable to Cowen Inc. common stockholders	$36,105	$18,586	$225,536	$119,102

Weighted average common shares outstanding:
Basic	28,864	27,663	27,718	28,078
Diluted	32,724	29,970	33,264	29,646
Earnings (loss) per share:
Basic	$1.25	$0.67	$8.14	$4.24
Diluted	$1.10	$0.62	$6.78	$4.02

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Net income (loss)		$32,865		$29,516		$244,009		$104,353
Other comprehensive income (loss), net of tax:
Foreign currency translation	—		(2)		5		(2)
Total other comprehensive income (loss), net of tax		—		(2)		5		(2)
Comprehensive income (loss)		$32,865		$29,514		$244,014		$104,351
Less: Comprehensive income (loss) attributable to non-controlling interests		(4,938)		9,232		13,379		(19,843)
Comprehensive income (loss) attributable to Cowen Inc.		$37,803		$20,282		$230,635		$124,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest
Balance, June 30, 2021	28,995,801	$334	120,750	$1	$(438,671)	$1,166,165	$(2)	$369,517	$1,097,344	$166,499	$1,263,843	$—
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	37,803	37,803	—	37,803	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	—	—	—	—	—	—	—	—	—	(4,938)	(4,938)	—
Capital contributions	—	—	—	—	—	—	—	—	—	2,539	2,539	—
Capital withdrawals	—	—	—	—	—	—	—	—	—	(3,150)	(3,150)	—
Restricted stock awards issued	327,697	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(1,588,848)	—	—	—	(57,251)	—	—	—	(57,251)	—	(57,251)	—
Preferred stock dividends (See Note 20)	—	—	—	—	—	—	—	(1,698)	(1,698)	—	(1,698)	—
Cash dividends to common stockholders (See Note 20)	—	—	—	—	—	—	—	(3,573)	(3,573)	—	(3,573)	—
Share based awards	—	—	—	—	—	10,502	—	—	10,502	—	10,502	—
Balance, September 30, 2021	27,734,650	$334	120,750	$1	$(495,922)	$1,176,667	$(2)	$402,049	$1,083,127	$160,950	$1,244,077	$—

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest
Balance, June 30, 2020	27,641,600	$334	120,750	$1	$(314,971)	$1,135,141	$(5)	$81,185	$901,685	$188,925	$1,090,610	$—
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	20,284	20,284	—	20,284	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	9,232	9,232	—
Foreign currency translation	—	—	—	—	—	—	(2)	—	(2)	—	(2)	—
Capital contributions	—	—	—	—	—	—	—	—	—	74,337	74,337	—
Capital withdrawals	—	—	—	—	—	—	—	—	—	(2,473)	(2,473)	—
Restricted stock awards issued	88,811	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(1,161,076)	—	—	—	(19,164)	—	—	—	(19,164)	—	(19,164)	—
Preferred stock dividends (See Note 20)	—	—	—	—	—	—	—	(1,698)	(1,698)	—	(1,698)	—
Cash dividends to common stockholders (See Note 20)	—	—	—	—	—	—	—	(1,632)	(1,632)	—	(1,632)	—
Share based awards	—	—	—	—	—	11,707	—	—	11,707	—	11,707	—
Balance, September 30, 2020	26,569,335	$334	120,750	$1	$(334,135)	$1,146,848	$(7)	$98,139	$911,180	$270,021	$1,181,201	$—

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest
Balance, December 31, 2020	26,845,628	$334	120,750	$1	$(346,870)	$1,130,138	$(7)	$185,901	$969,497	$199,624	$1,169,121	$—
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	230,630	230,630	—	230,630	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	13,379	13,379	—
Foreign currency translation	—	—	—	—	—	—	5	—	5	—	5	—
Capital contributions	—	—	—	—	—	—	—	—	—	49,377	49,377	—
Capital withdrawals	—	—	—	—	—	—	—	—	—	(26,617)	(26,617)	—
Deconsolidation of entity	—	—	—	—	—	—	—	—	—	(74,813)	(74,813)	—
Common stock issuance related to 2019 acquisition	56,801	—	—	—	—	2,202	—	—	2,202	—	2,202	—
Restricted stock awards issued	1,879,397	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(3,986,017)	—	—	—	(149,052)	—	—	—	(149,052)	—	(149,052)	—
Share settlement of convertible notes (See Note 19)	2,938,841	—	—	—	—	—	—	—	—	—	—	—
Preferred stock dividends (See Note 20)	—	—	—	—	—	—	—	(5,094)	(5,094)	—	(5,094)	—
Cash dividends to common stockholders (See Note 20)	—	—	—	—	—	—	—	(9,388)	(9,388)	—	(9,388)	—
Share based awards	—	—	—	—	—	44,327	—	—	44,327	—	44,327	—
Balance, September 30, 2021	27,734,650	$334	120,750	$1	$(495,922)	$1,176,667	$(2)	$402,049	$1,083,127	$160,950	$1,244,077	$—

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Cowen Inc. Stockholders' Equity	Nonredeemable Non-controlling Interests	Total Permanent Equity	Redeemable Non-controlling Interest
Balance, December 31, 2019	28,610,357	$334	120,750	$1	$(284,301)	$1,110,635	$(5)	$(16,809)	$809,855	$94,320	$904,175	$391,275
Cumulative effect of the adoption of the new current expected credit loss standard (See Note 2d)	—	—	—	—	—	—	—	(10)	(10)	—	(10)	—
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	124,196	124,196	—	124,196	—
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	13,081	13,081	(32,924)
Foreign currency translation	—	—	—	—	—	—	(2)	—	(2)	—	(2)	—
Capital contributions	—	—	—	—	—	—	—	—	—	163,019	163,019	184,223
Capital withdrawals	—	—	—	—	—	—	—	—	—	(48,995)	(48,995)	(181,863)
Consolidation of entity	—	—	—	—	—	—	—	—	—	48,596	48,596	—
Deconsolidation of entity	—	—	—	—	—	—	—	—	—	—	—	(360,711)
Common stock issuance related to 2019 acquisition	74,694	—	—	—	—	926	—	—	926	—	926	—
Restricted stock awards issued	1,371,723	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(3,487,439)	—	—	—	(49,834)	—	—	—	(49,834)	—	(49,834)	—
Preferred stock dividends (See Note 20)	—	—	—	—	—	—	—	(5,094)	(5,094)	—	(5,094)	—
Cash dividends to common stockholders (See Note 20)	—	—	—	—	—	—	—	(4,144)	(4,144)	—	(4,144)	—
Share based awards	—	—	—	—	—	35,287	—	—	35,287	—	35,287	—
Balance, September 30, 2020	26,569,335	$334	120,750	$1	$(334,135)	$1,146,848	$(7)	$98,139	$911,180	$270,021	$1,181,201	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$244,009	$104,353
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Bargain purchase gain, net of tax	(3,855)	—
Depreciation and amortization	13,715	17,324
Amortization of debt issuance costs	2,042	1,023
Amortization of debt discount (premium)	6,695	3,393
Noncash lease expense	(989)	(1,490)
(Gain) / loss on extinguishment of debt	3,890	—
Share-based awards	44,327	35,287
Change in deferred taxes	3,367	48,056
Contingent liability adjustment	(614)	—
Purchases of securities owned, at fair value	(799,398)	(1,275,400)
Proceeds from sales of securities owned, at fair value	677,573	1,318,623
Proceeds from sales of securities sold, not yet purchased, at fair value	183,724	729,526
Payments to cover securities sold, not yet purchased, at fair value	(179,576)	(745,683)
Proceeds from other investments	23,252	21,964
Investment Income (loss) principal transactions, net	(67,855)	(80,533)
Consolidated Funds
Purchases of securities owned, at fair value	(4,000)	(1,912,137)
Proceeds from sales of securities owned, at fair value	11,956	1,793,399
Purchases of other investments	—	(2,090)
Proceeds from other investments	14,130	6,734
Investment Income (loss) principal transactions, net	3,645	27,216
(Increase) decrease in operating assets:
Securities owned, at fair value, held at broker-dealer	(1,781,200)	603,885
Receivable on derivative contracts, at fair value	(160,939)	4,783
Securities borrowed	(260,869)	(517,987)
Deposits with clearing organizations, brokers and banks	28,154	1,680
Receivable from brokers, dealers and clearing organizations	(345,529)	(709,126)
Receivable from customers, net of allowance	(120,492)	22,439
Fees receivable, net of allowance	5,122	(11,876)
Due from related parties	(9,093)	3,086
Other assets	(27,656)	69,185
Consolidated Funds
Receivable on derivative contracts, at fair value	(2,917)	(19,710)
Receivable from brokers	—	(961)
Other assets	13	273
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	620,715	2,302
Securities sold under agreement to repurchase	48,803	(17,026)
Payable for derivative contracts, at fair value	(29,288)	1,293
Securities loaned	876,042	(274,949)
Payable to brokers, dealers and clearing organizations	252,666	41,832
Payable to customers	1,052,102	720,915
Commission management payable	765	46,158
Compensation payable	159,071	116,035
Fees payable	(13,964)	60,311
Due to related parties	57	24
Accounts payable, accrued expenses and other liabilities	5,064	37,729
Consolidated Funds
Contributions received in advance	—	450
Payable to brokers	—	8,560
Payable for derivative contracts, at fair value	—	11,967

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Nine Months Ended September 30,
	2021	2020
(continued)
Due to related parties	(2)	(257)
Accounts payable, accrued expenses and other liabilities	(397)	75
Net cash provided by / (used in) operating activities	472,266	290,655
Cash flows from investing activities:
Securities purchased under agreement to resell	191	—
Purchases of other investments	(85,271)	(38,658)
Purchase of business	2,109	—
Cash at deconsolidated entity	(5,620)	(20,939)
Proceeds from sales of other investments	87,525	29,784
Purchase of fixed assets and intangibles	(7,357)	(11,558)
Net cash provided by / (used in) investing activities	(8,423)	(41,371)
Cash flows from financing activities:
Repayments on convertible debt	(88,119)	—
Deferred debt issuance cost	(6,642)	(1,700)
Borrowings on notes and other debt	301,786	134,810
Repayments on notes and other debt	(203,919)	(95,458)
Purchase of treasury stock	(122,945)	(43,442)
Cash dividends paid	(8,205)	(3,433)
Preferred dividends paid	(5,094)	(5,094)
Contingent liability payment	(10,698)	(5,653)
Capital contributions by non-controlling interests in operating entities	30,361	7,276
Capital withdrawals to non-controlling interests in operating entities	(6,456)	(4,330)
Consolidated Funds
Capital contributions by non-controlling interests in Consolidated Funds	19,017	339,966
Capital withdrawals to non-controlling interests in Consolidated Funds	(20,161)	(227,617)
Net cash provided by / (used in) financing activities	(121,075)	95,325
Change in cash and cash equivalents	342,768	344,609
Cash and cash equivalents, including cash collateral pledged and segregated cash, beginning of period	941,470	445,888
Cash and equivalents at end of period:
Cash and cash equivalents	1,057,123	539,733
Cash collateral pledged	48,996	110,666
Segregated cash	177,693	139,152
Cash and cash equivalents, Consolidated Funds	426	946
Cash and cash equivalents, including cash collateral pledged and segregated cash, end of period	$1,284,238	$790,497
Supplemental information
Cash paid during the year for interest	$162,468	$116,457
Cash paid during the year for taxes	$88,094	$1,984
Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (See Note 20)	$26,078	$6,296
Preferred stock dividends declared (See Note 20)	5,094	5,094
Cash dividends declared (See Note 20)	9,388	4,144
Net assets (liabilities) acquired upon acquisition (net of cash)	3,107	—
Net Increase in non-controlling interests due to consolidation of operating entity	—	48,596
Net decrease in non-controlling interests in Consolidated Fund due to deconsolidation of Consolidated Fund (See Note 2)	74,813	360,711
Common stock issuance in relation to acquisition (See Note 3)	2,202	926
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

From	To	Income Streams
Other income - net gains (losses) on securities, derivatives and other investments	Investment income (loss) – securities principal transactions, net	proprietary trading gains and losses generated outside of the Company’s broker-dealer entities
Other income - net gains (losses) on securities, derivatives and other investments	Investment income (loss) – portfolio fund principal transactions, net	gains and losses from portfolio funds
Other income - net gains (losses) on securities, derivatives and other investments	Investment income (loss) – carried interest allocations	carried interest allocations
Other income - net gains (losses) on securities, derivatives and other investments	Other revenue, net	net gains and losses on foreign currency transactions
Brokerage revenue	Investment income (loss) – securities principal transactions, net	proprietary trading gains and losses generated by the Company’s broker-dealer entities
Other income – Consolidated Funds – net realized and unrealized gains (losses) on investments and other transactions and other income – Consolidated Funds – net realized and unrealized gains (losses) on derivatives	Consolidated Funds – principal transactions, net	proprietary trading gains and losses generated from the Consolidated Funds
Other income – Consolidated Funds – net gains (losses) on foreign currency transactions	Consolidated Funds – other revenue	net gains and losses on foreign currency transactions generated by the Consolidated Funds
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
The Company determines whether it is the primary beneficiary of a VIE upon its initial involvement with the VIE and reassesses whether it is the primary beneficiary on an ongoing basis as long as it has any continuing involvement with the VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of September 30, 2021, the total assets and total liabilities of the

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
consolidated VIEs were $303.5 million and $7.7 million, respectively. As of December 31, 2020, the total assets and total liabilities of the consolidated VIEs were $325.5 million and $10.1 million, respectively. The deconsolidation of one Consolidated Fund, during the first quarter of 2021, decreased the overall VIEs net assets. The VIEs act as investment managers and/or investment companies that may be managed by the Company. The Company may have equity interest in those investment companies. The VIEs are financed through their operations and/or loan agreements with the Company.
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
The Company consolidates investment funds for which it acts as the managing member/general partner and investment manager. At September 30, 2021, the Company consolidated the following investment funds: Ramius Enterprise LP (“Enterprise LP”) and Cowen Private Investments LP ("Cowen Private"). At December 31, 2020, the Company consolidated the following investment funds: Enterprise LP, Cowen Private, and Cowen Sustainable Investments I LP ("CSI I LP"). These funds are referred to as each a "Consolidated Fund" and collectively the "Consolidated Funds".
During the first quarter of 2021, the Company deconsolidated CSI I LP due to the Company's ownership being diluted through a capital equalization event. During the second quarter of 2020, the Company deconsolidated Ramius Merger Fund LLC (the "Merger Fund") and Ramius Merger Arbitrage UCITS Fund ("UCITS Fund") due to a partial redemption of the Company’s direct portfolio fund investment in Merger Fund and a partial termination of the notional value of UCITS Fund units referenced in a total return swap with a third party. The Company continues to hold a direct retained portfolio fund investment in the Merger Fund and CSI I LP and continues to have economic exposure to the returns of UCITS Fund through a total return swap with a third party. Merger Fund, CSI I LP and UCITS Fund continue to be related parties of the Company after deconsolidation. Each of CSI I Golden Holdco LP ("Golden HoldCo") and CSI I Prodigy Holdco LP ("Prodigy HoldCo") were deconsolidated in the fourth quarter of 2020 when the Company raised additional capital within the sustainable investing strategy that diluted the Company's direct and indirect ownership. As a result, the Company's direct and indirect ownership in Golden Holdco and Prodigy Holdco is no longer expected to be significant to either entity and the entities were deconsolidated.
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
In addition, the Company's broker-dealer subsidiaries, Cowen and Company, LLC ("Cowen and Company"), Westminster Research Associates LLC ("Westminster"), Cowen Execution Services Limited ("Cowen Execution Ltd"), ATM Execution LLC

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
("ATM Execution") and Cowen International Limited ("Cowen International Ltd") apply the specialized industry accounting for brokers and dealers in securities, which the Company retains upon consolidation.
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
d.    Allowance for credit losses
The Company measures the allowance for credit losses in accordance with adopted ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). ASC 326 impacts the prescribes the impairment model for certain financial assets measured at amortized cost by requiring a current expected credit loss ("CECL") methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. Under the accounting update guidance, the Company has the ability to determine there are no expected credit losses in certain circumstances (e.g., based on collateral arrangements or based on the credit quality of the borrower or issuer).
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Fees and interest received or paid are recorded in interest and dividends income and interest and dividends expense, respectively, on an accrual basis in the accompanying condensed consolidated statements of operations. In cases where the fair value basis of accounting is elected, any resulting change in fair value would be reported in Investment Income - Securities principal transactions, net in the accompanying condensed consolidated statements of operations. Accrued interest income and expense are recorded in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, on an accrual basis in the accompanying condensed consolidated statements of financial condition. At September 30, 2021 and December 31, 2020, the Company did not have any securities lending transactions for which fair value basis of accounting was elected.
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
Interest paid is recorded in interest and dividends expense in accordance with US GAAP and market convention for the imputation of interest on repurchase agreement transactions on an accrual basis in the accompanying condensed consolidated statements of operations. In cases where the fair value basis of accounting is elected, any resulting change in fair value would be reported in Investment Income - Securities principal transactions, net in the accompanying condensed consolidated statements of operations. At September 30, 2021 and December 31, 2020, the Company did not have any repurchase agreements for which fair value basis of accounting was elected.

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
The Company's principal sources of revenue are generated within two segments. The Op Co segment generates revenue through five principal sources: investment banking revenue, brokerage revenue, management fees, investment income (loss) and incentive income. Investment income is excluded from ASC Topic 606. The Asset Co segment generates revenue through investment income (loss), management fees and incentive income. Investment income is excluded from ASC Topic 606. Revenue from contracts with customers includes management fees, incentive income, investment banking revenue and brokerage services revenue excluding principal transactions. ASC Topic 606 does not apply to revenue associated with financial instruments, interest

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
income and expense, leasing and insurance contracts. The following is a description of principal activities, from which the Company generates its revenue. For more detailed information about reportable segments, see Note 23.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
•Carried interest allocations. The Company is allocated carried interest based on net profits (as defined in the respective investment management or partnership agreement) related to certain of the Company's private equity investment funds. For the private equity fund products the Company offers, the carried interest earned is typically up to 30% of the distributions made to investors after return of their contributed capital and generally a preferred return. The Company recognizes carried interest allocated to the Company under an equity ownership model as investment income - carried interest allocations in the accompanying condensed consolidated statements of operations accordance with ASC Topic 323. Under the equity method of accounting the Company recognizes its allocations of incentive income or carried interest within Investment Income - Carried interest allocations in the accompanying condensed consolidated statements of operations along with the allocations proportionate to the Company's ownership interests in the investment funds.
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
Management fees are generally paid on a quarterly basis and are prorated for capital inflows (or commitments) and redemptions (or distributions) and are recognized as revenue at that time as they relate specifically to the services provided in that period, which are distinct from the services provided in other periods. While some investors may have separately negotiated fees, in general the management fees are as follows:
•Private equity funds. Management fees for the Company's private equity funds are generally charged at an annual rate of 1% to 2% of committed capital during the investment period (as defined in the relevant partnership agreement). After the investment period, management fees for these private equity funds are generally charged at an annual rate of 1% to 2% of the net asset value or the aggregate cost basis of the unrealized investments held by the private equity funds.  For certain other private equity funds (and managed accounts), the management fees range from 0.2% to 1% and there is no adjustment based on the investment period.  Management fees for the Company's private equity funds are generally paid on a quarterly basis.
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
All of the items above are reported net of any Outward Reinsurance (see Note 15), which is determined as the portion of the Company’s premiums, liabilities for losses and loss adjustment expenses, provisions for losses and loss adjustment expenses, and costs of acquiring new policies that are ceded to providers of such Outward Reinsurance pursuant to their terms and conditions. These ceded amounts are calculated based on the same principles outlined above.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
3. Acquisition
Malta Holdings
On February 26, 2021 (the "Malta Holdings Acquisition Date"), the Company, through its indirect wholly owned subsidiary, Cowen Malta Holdings Ltd. (“Malta Holdings”), completed the acquisition of all of the outstanding equity interest of Axeria Insurance Limited (the “Acquisition”), an insurance company organized under the laws of Malta whose principal business activity is to provide insurance coverage to third parties (see Note 15). Axeria Insurance Limited was renamed Cowen Insurance Company Ltd (“Cowen Insurance Co”) upon acquisition. The Acquisition was completed for a combination of cash and deferred consideration. In the aggregate, the purchase price, assets acquired, and liabilities assumed were not significant and near-term impact to the Company and its consolidated results of operations and cash flows is not expected to be significant.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
As of the Malta Holdings Acquisition Date, the estimated fair value of the Company's intangible assets, which are primarily broker relationships, was $4.6 million and had a weighted average useful life of 10 years. The licenses of $0.2 million has indefinite life. Amortization expense for the three and nine months ended September 30, 2021 as $0.1 million and $0.3 million, respectively.
As of September 30, 2021, the estimated amortization expense related to these intangible assets in future periods is as follows:

(dollars in thousands)
2021	$114
2022	458
2023	458
2024	458
2025	458
Thereafter	2,365
$4,311
In addition to the purchase price consideration, for the nine months ended September 30, 2021, the Company had incurred acquisition-related expenses of $0.2 million, including financial advisory, legal and valuation services, which are included in professional, advisory and other fees in the accompanying condensed consolidated statements of operations.
4. Cash Collateral Pledged
As of September 30, 2021 and December 31, 2020, the Company pledged cash collateral in the amount of $3.4 million and $4.0 million respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston and San Francisco. The Company also has pledged cash collateral for reinsurance agreements which amounted to $45.6 million, as of September 30, 2021, and $106.8 million, as of December 31, 2020, which are expected to be released periodically as per the terms of the reinsurance policy between September 30, 2021 and March 31, 2024 (see Notes 15 and 19).
As of September 30, 2021, the Company has the following irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
New York	$208	April 2022
New York	$1,325	October 2022
New York	$1,253	November 2021
Boston	$194	March 2028
San Francisco	$459	October 2025
	$3,439
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2021 and December 31, 2020 there were no amounts due related to these letters of credit.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
5. Segregated Cash
As of September 30, 2021 and December 31, 2020, cash segregated in compliance with federal regulations and other restricted deposits of $177.7 million and $185.1 million, respectively, consisted of cash deposited in Special Reserve Bank Accounts for the exclusive benefit of customers under SEC Rule 15c3-3 and cash deposited in Special Reserve Bank Accounts for the exclusive benefit of Proprietary Accounts of Broker-Dealers ("PAB") under SEC Rule 15c3-3.
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
As of September 30, 2021 and December 31, 2020, securities owned, at fair value consisted of the following:

	As of September 30, 2021	As of December 31, 2020
	(dollars in thousands)
Common stock	$3,634,290	$1,770,301
Preferred stock	117,922	69,358
Warrants and rights	34,393	27,701
Government bonds	21,936	19,721
Corporate bonds	120,390	86,503
Convertible bonds	7,363	6,040
Term loan (*)	12,578	12,623
Trade claims (*)	5,681	8,713
Private investments	361	642
	$3,954,914	$2,001,602
(*)The Company has elected the fair value option for securities owned, at fair value with a fair value of $5.7 million and $8.8 million, respectively, at September 30, 2021 and December 31, 2020.
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
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of September 30, 2021		As of December 31, 2020
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Currency forwards	$141,105	$1,241	$4,902	$15
Equity swaps	$3,128,378	320,825	$944,544	64,634
Options (a)	186,836	44,370	371,188	49,102
Netting - swaps (b)		(154,015)		(62,269)
		$212,421		$51,482

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Payable for derivative contracts	As of September 30, 2021		As of December 31, 2020
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$13,164	$261	$—	$—
Currency forwards	$5,180	22	$123,346	3,067
Equity swaps	$886,267	146,837	$896,863	43,560
Interest rate swaps	$285,000	518	$—	—
Options (a)	163,652	40,514	198,320	66,566
Netting - swap (b)		(141,280)		(37,033)
		$46,872		$76,160
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
The following tables present the gross and net derivative positions and the related offsetting amount, as of September 30, 2021 and December 31, 2020. This table does not include the impact of over-collateralization.

		Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition
	Gross amounts recognized			Financial instruments (a)	Cash Collateral pledged (a)	Net amounts
	(dollars in thousands)
As of September 30, 2021
Receivable on derivative contracts, at fair value	$366,436	$154,015	$212,421	$1,684	$139,849	$70,888
Payable for derivative contracts, at fair value	188,152	141,280	46,872	1,684	—	45,188

As of December 31, 2020
Receivable on derivative contracts, at fair value	$113,751	$62,269	$51,482	$691	$169	$50,622
Payable for derivative contracts, at fair value	113,193	37,033	76,160	691	3,174	72,295
(a)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
The realized and unrealized gains/(losses) related to derivatives trading activities were $146.3 million and $(53.9) million for the three months ended September 30, 2021 and 2020 and $126.7 million and $(63.2) million for the nine months ended September 30, 2021 and 2020, respectively, and are included in Investment income - Securities principal transactions, net in the accompanying condensed consolidated statements of operations. The net gains (losses) on derivative contracts in the table above are one of a number of activities comprising the Company's business activities and are calculated before consideration of economic hedging transactions, which generally offset the net gains (losses) included above.
Pursuant to the various derivatives transactions discussed above, except for exchange traded derivatives and certain options, the Company is required to post/receive collateral. These amounts are recognized in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations respectively. As of September 30, 2021 and December 31, 2020, all derivative contracts were with major financial institutions.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Other investments
As of September 30, 2021 and December 31, 2020, other investments included the following:

	As of September 30, 2021	As of December 31, 2020
	(dollars in thousands)
Portfolio funds, at fair value (1)	$138,023	$133,454
Carried interest (2)	84,312	82,892
Equity method investments (3)	40,096	38,681
	$262,431	$255,027
(1) Portfolio funds, at fair value
The portfolio funds, at fair value as of September 30, 2021 and December 31, 2020, included the following:

	As of September 30, 2021	As of December 31, 2020
	(dollars in thousands)
Starboard Value and Opportunity Fund LP (c)(*)	$47,248	$42,519
Formation8 Partners Fund I, L.P. (f)	22,972	31,894
Cowen Healthcare Investments II LP (i) (*)	15,749	26,186
Lagunita Biosciences, LLC (d)	5,584	3,850
Eclipse Ventures Fund I, L.P. (b)	6,153	4,457
HealthCare Royalty Partners II LP (a)(*)	1,426	1,588
HealthCare Royalty Partners LP (a)(*)	861	1,072
Starboard Leaders Fund LP (e)(*)	2,374	2,020
Eclipse SPV I, LP (j)(*)	2,402	1,708
Ramius Merger Fund LLC (m)(*)	1,607	2,197
TriArtisan ES Partners LLC (k)(*)	1,804	1,657
Cowen Healthcare Investments III LP (i)(*)	7,484	5,714
TriArtisan PFC Partners LLC (l)(*)	980	691
Starboard Value and Opportunity Fund Ltd (c) (*)	2,622	2,364
Eclipse Ventures Fund II, L.P. (b)	2,615	1,733
Eclipse Continuity Fund I, L.P. (b)	1,702	1,101
Cowen Sustainable Investments I LP (i)(*)	11,563	—
Difesa Partners, LP (h)	976	848
BDC Fund I Coinvest 1, L.P. (g)	1,250	1,250
Other private investment (n)(*)	308	326
Other affiliated funds (o)(*)	343	279
	$138,023	$133,454
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The carried interest as of September 30, 2021 and December 31, 2020, included the following:

	As of September 30, 2021	As of December 31, 2020
	(dollars in thousands)
Cowen Healthcare Investments II LP	$31,223	$62,112
Cowen Healthcare Investments III LP	10,889	11,520
Cowen Sustainable Investments I LP	6,122	—
Cowen Sustainable Investments Offshore I LP	7,505	—
CSI I Prodigy Co-Investment LP	2,817	—
CSI PRTA Co- Investment LP	11,073	—
TriArtisan TGIF Partners LLC	4,311	3,361
TriArtisan ES Partners LLC	3,416	3,152
TriArtisan PFC Partners LLC	5,803	1,455
Ramius Multi-Strategy Fund LP	615	734
Ramius Merger Fund LLC	374	368
RCG IO Renergys Sarl	164	190
	$84,312	$82,892
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
During 2020, the Company completed assessments of the recoverability of the Company's equity method investments and determined that the carrying value of the investment in Surf House Ocean View Holdings, LLC exceeded the estimated fair value of the Company's interest, which was other than temporary. An other than temporary impairment charge of $11.3 million for the nine months ended September 30, 2020 was recognized to reduce the carrying value of the investment to fair value, which was then completely impaired. Impairment charges are included in net gains (losses) on other investments on the accompanying condensed consolidated statements of operations. The Company recorded no impairment charges in relation to its other equity method investments for the three and nine months ended September 30, 2021 and 2020.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes equity method investments held by the Company:

	As of September 30, 2021	As of December 31, 2020
	(dollars in thousands)
Starboard Value LP	$30,793	$31,528
HealthCare Royalty GP III, LLC	2,205	2,213
RCG Longview Management, LLC	—	268
HealthCare Royalty GP, LLC	1,056	920
HealthCare Royalty GP II, LLC	242	269
HealthCare Royalty GP IV, LLC	1,745	304
RCG Longview Debt Fund IV Management, LLC	331	331
HCR Overflow Fund GP, LLC	843	740
RCG Longview Equity Management, LLC	—	105
HCR Stafford Fund GP, LLC	2,022	1,025
Liberty Harbor North	222	222
Other	637	756
	$40,096	$38,681
The Company's income (loss) from equity method investments was income of $4.3 million and $4.0 million for the three months ended September 30, 2021 and 2020 and income of $23.6 million and $10.5 million for the nine months ended September 30, 2021 and 2020, respectively, and is included in net gains (losses) on other investments on the accompanying condensed consolidated statements of operations.
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying condensed consolidated statements of financial condition. As of September 30, 2021 and December 31, 2020, securities sold, not yet purchased, at fair value consisted of the following:

	As of September 30, 2021	As of December 31, 2020
	(dollars in thousands)
Common stock	$1,352,771	$699,894
Corporate bonds	40	11,358
Government bonds	—	1,500
Preferred stock	6,624	6,589
Warrants and rights	2,288	8,774
	$1,361,723	$728,115
Securities purchased under agreements to resell/securities sold under agreements to repurchase and securities lending and borrowing transactions
The following tables present the contractual gross and net securities borrowing and lending agreements and securities sold under agreements to repurchase and the related offsetting amount as of September 30, 2021 and December 31, 2020.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

				Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
	Gross amounts recognized, net of allowance	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Additional Amounts Available	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of September 30, 2021
Securities borrowed	$2,169,056	$—	$2,169,056	$—	$2,185,528	$—	$(16,472)
Securities loaned	3,352,456	—	3,352,456	—	3,595,459	—	(243,003)
Securities sold under agreements to repurchase	53,839	—	53,839	—	56,121	—	(2,282)

As of December 31, 2020
Securities borrowed	$1,908,187	$—	$1,908,187	$—	$1,809,399	$—	$98,788
Securities loaned	2,476,414	—	2,476,414	—	2,383,342	—	93,072
Securities purchased under agreements to resell	191	—	191	—	204	—	(13)
Securities sold under agreements to repurchase	5,036	—	5,036	—	5,544	—	(508)
(a)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(b)Includes the amount of cash collateral held/posted.
The following tables present gross obligations for securities loaned and securities sold under agreements to repurchase by remaining contractual maturity and class of collateral pledged as of September 30, 2021 and December 31, 2020:

	Open and Overnight	Up to 30 days	31 - 90 days	Greater than 90 days	Total
	(dollars in thousands)
As of September 30, 2021
Securities loaned
Common stock	$3,079,434	$—	$—	$—	$3,079,434
Corporate bonds	400,238	—	—	—	400,238
Securities sold under agreements to repurchase
Corporate bonds	—	—	29,063	—	29,063
As of December 31, 2020
Securities loaned
Common stock	2,232,688	—	—	—	2,232,688
Corporate bonds	243,726	—	—	—	243,726
Securities sold under agreements to repurchase
Corporate bonds	$—	$—	$5,036	$—	$5,036
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $9.7 billion and $661.5 million as of September 30, 2021 and $8.0 billion and $1.3 billion as of December 31, 2020, respectively. The carrying value of the Company's exposure to loss for these variable interest entities as of September 30, 2021 was $169.1 million, and as of December 31, 2020 was $210.7 million, all of which is included in other investments, at fair value in the accompanying condensed consolidated statements of financial condition. Additionally, the Company's maximum exposure to loss for the variable interest entities noted above as of September 30, 2021 and December 31, 2020, was $241.6 million and $326.0 million, respectively.  The maximum exposure to loss often

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
differs from the carrying value of exposure to loss of the variable interests. The maximum exposure to loss is dependent on the nature of the variable interests in the VIEs and is limited to the notional amounts of certain commitments and guarantees.
b.    Consolidated Funds
Securities owned, at fair value
As of September 30, 2021 and December 31, 2020, securities owned, at fair value, held by the Consolidated Funds consisted of the following:

	As of September 30, 2021	As of December 31, 2020
	(dollars in thousands)
Common stock	$2,951	$4,816
Warrants and rights	—	5,806
	$2,951	$10,622
Other investments, at fair value
Investments in portfolio funds, at fair value
As of September 30, 2021 and December 31, 2020, investments in portfolio funds, at fair value, included the following:

	As of September 30, 2021	As of December 31, 2020
	(dollars in thousands)
Investments of Enterprise LP	$100,252	$104,475
Investments of Cowen Sustainable Investments I LP	—	88,195
	$100,252	$192,670
Consolidated portfolio fund investments of Enterprise LP
On May 12, 2010, the Company announced its intention to close Enterprise Master. Enterprise LP operated under a "master-feeder" structure up until January 1, 2019, when Enterprise Master distributed its capital to each feeder and was liquidated. As of September 30, 2021 and December 31, 2020, the consolidated investments in portfolio funds include Enterprise LP's investment in RCG Special Opportunities Fund, Ltd which is a portfolio fund that invests in a limited number of private equity investments directly as well as through affiliated portfolio funds.
Consolidated portfolio fund investments of Cowen Sustainable Investments I LP
Cowen Sustainable Investments I LP ("CSI I LP") is a private investment fund making debt and equity investments in companies and real assets that are accelerating the global transition to a sustainable economy. The fund primarily focuses its investments around four themes: (i) renewable energy and battery storage; (ii) clean transportation; (iii) sustainable agriculture and food production; and (iv) resource and industrial efficiency. As of December 31, 2020, CSI I LP had made investments in ecoATM, LLC, a manufacturer and owner of automated kiosks that allow consumers to sell back unwanted smart phones, and Proterra, Inc, a designer and manufacturer of zero-emission electric transit vehicles and electric vehicle technology solutions for commercial applications. CSI I LP is a private equity-style vehicle that does not permit redemptions; proceeds realized from the fund’s investments are expected to be distributed after the end of the fund’s investment period. CSI I LP was consolidated as of December 31, 2020 and deconsolidated during the first quarter of 2021 (See Note 2).
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly held by the Company, indirectly through the Company's consolidated entities or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of September 30, 2021 and December 31, 2020, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There was one indirect concentration that exceeded 5% of the Company's equity as of September 30, 2021 and December 31, 2020, respectively.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Through its investments in a Consolidated Fund and combined with direct Company investments, the Company maintained exposure to a particular investment which accounted for 5% or more of the Company's equity.

	Investment's percentage of the Company's stockholders' equity
	Issuer	Security Type	Country	Industry	Percentage of Stockholders' Equity	Market Value
						(dollars in thousands)
As of September 30, 2021	Linkem S.p.A.	Equity, loans and warrants	Italy	Wireless Broadband	7.82%	$84,711
As of December 31, 2020	Linkem S.p.A.	Equity, loans and warrants	Italy	Wireless Broadband	9.07%	$87,944
7. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of September 30, 2021 and December 31, 2020:

	Assets at Fair Value as of September 30, 2021
	Level 1	Level 2	Level 3	Netting (c)	Total
		(dollars in thousands)
Operating Entities
Securities owned, at fair value
Government bonds	$21,936	$—	$—	$—	$21,936
Preferred stock	11,674	—	106,248	—	117,922
Common stock	3,592,861	79	41,350	—	3,634,290
Convertible bonds	—	—	7,363	—	7,363
Corporate bonds	—	120,307	83	—	120,390
Trade claims	—	—	5,681	—	5,681
Term loan	—	—	12,578	—	12,578
Warrants and rights	21,337	—	13,056	—	34,393
Private investments	—	—	361	—	361
Receivable on derivative contracts, at fair value
Currency forwards	—	1,241	—	—	1,241
Equity swaps	—	320,825	—	(154,015)	166,810
Options	44,132	—	238	—	44,370
Consolidated Funds
Securities owned, at fair value
Common stock	2,951	—	—	—	2,951
	$3,694,891	$442,452	$186,958	$(154,015)	$4,170,286
Portfolio funds measured at net asset value (a)					138,023
Consolidated Funds' portfolio funds measured at net asset value (a)					100,252
Carried interest (a)					84,312
Equity method investments (a)					40,096
Total investments					$4,532,969

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of September 30, 2021
	Level 1	Level 2	Level 3	Netting (c)	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased, at fair value
Common stock	$1,352,771	$—	$—	$—	$1,352,771
Corporate bonds	—	40	—	—	40
Preferred stock	6,624	—	—	—	6,624
Warrants and rights	2,288	—	—	—	2,288
Payable for derivative contracts, at fair value
Futures	261	—	—		261
Currency forwards	—	22	—	—	22
Equity swaps	—	146,837	—	(141,280)	5,557
Interest rate swaps	—	518	—	—	518
Options	37,180	—	3,334	—	40,514
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	29,053	—	29,053
	$1,399,124	$147,417	$32,387	$(141,280)	$1,437,648
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
The following table includes a roll forward of the amounts for the three and nine months ended September 30, 2021 and 2020 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Three Months Ended September 30, 2021
	Balance at June 30, 2021	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2021	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$105,470	$—	$(1,531)	(b)	$5,880	$(1,000)	$(2,571)	$106,248	$(2,771)
Common stock	41,600	—	(4)	(b)	5,500	(2,928)	(2,818)	41,350	2,289
Convertible bonds	9,712	—	—		2,000	(4,025)	(324)	7,363	(1,174)
Corporate bonds	107	—	—		—	—	(24)	83	(2)
Options, asset	244	—	—		—	—	(6)	238	(6)
Options, liability	3,619	—	—		—	—	(285)	3,334	(285)
Term Loan	12,563	—	—		315	—	(300)	12,578	(300)
Warrants and rights	11,631	—	—		3,519	—	(2,094)	13,056	(147)
Trade claims	5,719	—	—		865	(950)	47	5,681	—
Private investments	666	—	—		14	(509)	190	361	(1)
Contingent consideration liability	24,810	—	—		—	—	4,243	29,053	4,243

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2020
	Balance at June 30, 2020	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2020	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$51,480	$—		$(7,744)	(g)	$5,282	$(3,770)	$8,170	$53,418	$2,926
Common stock	14,816	—		(3)	(f)	4,000	—	643	19,456	562
Convertible bonds	5,081	—		—		—	—	—	5,081	—
Corporate bonds	758	—		(312)	(g)	72	—	2	520	22
Options, asset	337	—		—		—	—	14	351	14
Options, liability	2,177	—		—		—	—	777	2,954	777
Term Loan	11,359	—		—		245	—	507	12,111	506
Warrants and rights	4,625	3	(f)	—		—	—	355	4,983	337
Trade claims	7,155	—		—		2,516	(648)	(18)	9,005	(18)
Private investments	432	—		—		174	—	(221)	385	(221)
Corporate bond, liability	800	—		—		—	—	—	800	—
Government bonds, liability	1,500	—		—		—	—	—	1,500	—
Contingent consideration liability	27,001	—		—		—	—	3,023	30,024	3,023
Consolidated Funds
Common stock	102,951	—		—		—	—	—	102,951	—
Warrants and rights	5,858	—		—		—	—	46	5,904	46
Convertible bonds	—	—		—		75,000	—	538	75,538	538

	Nine Months Ended September 30, 2021
	Balance at December 31, 2020	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2021	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$59,967	$—		$(1,531)	(b)	$54,539	$(5,651)	$(1,076)	$106,248	$(2,107)
Common stock	23,786	3,409	(e)	(5,358)	(b)	14,972	(9,401)	13,942	41,350	13,680
Convertible bonds	6,040	—		—		7,827	(10,955)	4,451	7,363	3,771
Corporate bond	135	—		—		82	(103)	(31)	83	(31)
Options, asset	251	—		—		—	—	(13)	238	(13)
Options, liability	3,915	—		—		—	—	(581)	3,334	(581)
Term loan	12,623	—		—		638	—	(683)	12,578	(683)
Warrants and rights	6,548	2,928	(e)	—		6,925	(1,610)	(1,735)	13,056	(452)
Trade claims	8,713	—				3,056	(5,254)	(834)	5,681	(1,902)
Private investments	642	—		—		457	(929)	191	361	(1)
Corporate bond, liability	704	—		—		—	(399)	(305)	—	—
Government bonds, liability	1,500	—		—		—	(1,569)	69	—	—
Contingent consideration liability	37,952	—		—		—	(11,312)	2,413	29,053	2,413
Consolidated Funds
Common stock	2,951	(4,000)	(e)	—		—	—	1,049	—	—
Warrants and rights	5,806	—		—		—	(4,447)	(1,359)	—	—

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2020
	Balance at December 31, 2019	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2020	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$7,835	$45,530	(c)	$(7,744)	(g)	$5,647	$(5,870)	$8,020	$53,418	$5,337
Common stock	17,466	—		(29)	(a)(f)	5,798	(3,712)	(67)	19,456	(1,023)
Convertible bonds	2,500	—		—		2,581	—	—	5,081	—
Corporate Bond, asset	2,421	—		(312)	(g)	592	(1,938)	(243)	520	(180)
Options, asset	336	—		—		—	—	15	351	15
Options, liability	2,920	—		—		—	—	34	2,954	35
Warrants and rights	594	3,636	(a)(c)	—		—	—	753	4,983	753
Term Loan	—	11,149	(c)	—		245	—	717	12,111	717
Trade claim	7,083	1,044	(a)(f)	—		4,231	(2,863)	(490)	9,005	(511)
Private investments	237	—		—		432	—	(284)	385	(284)
Corporate bond, liability	1,000	—		—		—	—	(200)	800	(200)
Government bonds, liability	1,950	—		—		—	—	(450)	1,500	(450)
Contingent consideration liability	30,896	—		—		—	(5,653)	4,781	30,024	4,781
Consolidated Funds
Preferred stock	4,393	—		(4,000)	(d)	—	—	(393)	—	—
Common stock	—	4,000	(d)	—		100,000	—	(1,049)	102,951	(1,049)
Warrants and rights	5,567	—		—		—	—	337	5,904	337
Convertible bonds	—	—		—		75,000	—	538	75,538	538
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
(f) The transfers between level 1 and level 3 are due to the change in the availability of observable inputs.
(g) The investments were converted to common stock.
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
The following table includes quantitative information as of September 30, 2021 and December 31, 2020 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value September 30, 2021	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$64,414	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	12% - 20% 6.25x - 6.75x	12.5% 6.5x
Options	238	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	10% - 13% 6.25x - 6.75x	12.5% 6.5x
Trade claims	2,639	Discounted cash flows	Discount rate	20%	20%
Warrants and rights	4,512	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	12% - 13% 6.25x - 6.75x	12.5% 6.5x
Corporate, convertible bonds and term loan	12,578	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	12% - 13% 6.25x - 6.75x	12.5% 6.5x
Other level 3 assets (a)	102,577
Total level 3 assets	$186,958
Level 3 Liabilities
Options	3,334	Option pricing models	Volatility	35%	35%
Contingent consideration liability	29,053	Discounted cash flows Monte Carlo simulation	Discount rate Volatility	7% - 15% 19% - 20%	13% 20%
Total level 3 liabilities	$32,387

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2020	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$65,735	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	10% - 12% 6.25x - 6.75x	11% 6.5x
Trade claims	3,500	Discounted cash flows	Discount rate	15%	15%
Warrants and rights	11,217	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	4% - 11% 6.25x - 6.75x	7% 6.5x
Options	251	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	10% - 12% 6.25x - 6.75x	11% 6.5x
Corporate, convertible bonds and term loan	12,623	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	10% - 12% 6.25x - 6.75x	11% 6.5x
Other level 3 assets (a)	34,135
Total level 3 assets	$127,461
Level 3 Liabilities

Options	3,915	Option pricing models	Volatility	35%	35%
Contingent consideration liability	36,718	Discounted cash flows Monte Carlo simulation	Discount rate Volatility	9% - 16% 22% - 24%	15% 22%
Other level 3 liabilities (a)	2,204
Total level 3 liabilities	$42,837
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Other financial assets and liabilities
The following table presents the carrying values and fair values, at September 30, 2021 and December 31, 2020, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value (see Note 2e).

	September 30, 2021				December 31, 2020				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$1,057,123		$1,057,123		$645,169		$645,169		Level 1
Cash collateral pledged	48,996		48,996		110,743		110,743		Level 2
Segregated cash	177,693		177,693		185,141		185,141		Level 1
Securities purchased under agreements to resell	—		—		191		204		Level 2
Securities borrowed	2,169,056		2,169,056		1,908,187		1,908,187		Level 2
Loans receivable	3,479		3,479	(d)	7,682		7,682	(d)	Level 3
Consolidated Funds
Cash and cash equivalents	426		426		417		417		Level 1
Financial Liabilities
Securities sold under agreements to repurchase	53,839		56,121		5,036		5,544		Level 2
Securities loaned	3,352,456		3,352,456		2,476,414		2,476,414		Level 2
Convertible debt	—		—		80,808	(a)	135,444	(b)	Level 2
Notes payable and other debt	479,503	(e)	515,708	(c)	383,067	(e)	405,840	(c)	Level 2
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
(e)The carrying amount of the notes payable and other debt includes an unamortized discount and unamortized premium of $1.4 million and $0.3 million as of September 30, 2021, respectively and unamortized premium of $0.4 million as of December 31, 2020.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
8. Deposits with Clearing Organizations, Brokers and Banks
Under the terms of agreements between the Company and some of its clearing organizations, brokers and banks, balances owed are collateralized by certain of the Company's cash and securities balances. As of September 30, 2021 and December 31, 2020, the Company had a total of $76.8 million and $105.0 million, respectively, in deposit accounts with clearing organizations, brokers and banks that could be used as collateral to offset losses incurred by the clearing organizations, brokers and banks, on behalf of the Company's activities, if such losses were to occur.
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
As of September 30, 2021 and December 31, 2020, amounts receivable from brokers, dealers and clearing organizations include:

	As of September 30, 2021	As of December 31, 2020
	(dollars in thousands)
Broker-dealers	$1,882,893	$1,608,273
Securities failed to deliver	93,343	55,655
Clearing organizations	85,014	41,795
Securities borrowed/loaned interest receivable	14,023	24,021
	$2,075,273	$1,729,744
As of September 30, 2021 and December 31, 2020, amounts payable to brokers, dealers and clearing organizations include:

	As of September 30, 2021	As of December 31, 2020
	(dollars in thousands)
Broker-dealers	$420,809	$286,011
Securities failed to receive	117,252	68,036
Clearing organizations	125,465	33,732
Securities borrowed/loaned interest payable	4,283	27,364
	$667,809	$415,143
10. Receivable From and Payable To Customers
As of September 30, 2021 and December 31, 2020, receivable from customers of $224.5 million and $104.0 million, respectively, consist of amounts owed by customers relating to securities transactions not completed on settlement date and receivables arising from prepaid research.
As of September 30, 2021 and December 31, 2020, payable to customers of $2.7 billion and $1.7 billion, respectively, include amounts due on cash and margin transactions to the Company's clients, some of which have their assets held by a Company omnibus account, which are included within receivables from brokers, dealers and clearing organizations in the accompanying condensed consolidated statements of financial condition. In the omnibus structure, positions that are owned by Cowen International Ltd are fully cross collateralized by client funds, meaning that the Company does not have market risk. Additionally, Cowen International Ltd has no obligation to settle any trade that it deems inappropriate from a risk perspective, adding an important market and counterparty risk mitigating factor.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Annual impairment test
During the third quarter of 2021, the Company changed the date of its annual goodwill impairment test from December 31 to July 1. The Company believes the change in goodwill impairment date does not result in a material change in the method of applying the accounting principle. This change provides the Company additional time to complete the annual impairment test of goodwill in advance of our year end reporting. This change does not result in a delay, acceleration, or avoidance of an impairment charge. This change has been applied prospectively as retrospective application is deemed impracticable due to the inability to objectively determine the assumptions and significant estimates used in earlier periods without the benefit of hindsight.

The Company performed its annual impairment test at July 1, 2021 through a quantitative impairment test which involved estimates of future cash flows, discount rates, economic forecast and other assumptions which are then used in the market approach (earnings and / or transactions multiples) and / or income approach (discounted cash flow method). Based on the results of the annual impairment analysis at July 1, 2021, the Company did not recognize a goodwill impairment relating to any of the Company's reporting units.
The following table presents the changes in the Company's goodwill balance by reporting unit for the periods ended September 30, 2021 and December 31, 2020:

	Investment Bank	Cowen Investment Management	Asset Co	Total
	(dollars in thousands)
Beginning balance - December 31, 2019
Goodwill	$132,487	$22,705	$6,321	161,513
Accumulated impairment charges	(9,485)	(7,979)	(6,321)	(23,785)
Net	123,002	14,726	—	137,728

Activity: Year ended December 31, 2020
Recognized goodwill	9,356	—	—	9,356
Goodwill impairment charges	—	—	—	—

Beginning balance: December 31, 2020
Goodwill	141,843	22,705	—	164,548
Accumulated impairment charges	(9,485)	(7,979)	—	(17,464)
Net	132,358	14,726	—	147,084

Activity: Nine months ended September 30, 2021
Recognized goodwill	—	—	—	—
Goodwill impairment charges	—	—	—	—

Ending balance: September 30, 2021
Goodwill	141,843	22,705	—	164,548
Accumulated impairment charges	(9,485)	(7,979)	—	(17,464)
Net	$132,358	$14,726	$—	$147,084
12. Commission Management Payable
The Company receives a gross commission from various brokers, which is then used to fund commission sharing and recapture arrangements, less the portion retained as income to the Company. Accrued commission sharing and commission recapture payable of $117.8 million and $117.0 million, as of September 30, 2021 and December 31, 2020, respectively, are classified as commission management payable in the accompanying condensed consolidated statements of financial condition.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
13. Non-Controlling Interests in Consolidated Subsidiaries and Investment Funds
Redeemable and nonredeemable non-controlling interests in consolidated subsidiaries and investment funds and the related net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds are comprised as follows:

	As of September 30, 2021	As of December 31, 2020
	(dollars in thousands)
Nonredeemable non-controlling interests in consolidated subsidiaries and investment funds
Operating companies	124,800	83,818
Consolidated Funds	36,150	115,806
	$160,950	$199,624

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds
Operating companies	$(4,708)	$6,283	$17,078	$9,514
Consolidated Funds	(230)	2,949	(3,699)	(29,357)
	$(4,938)	$9,232	$13,379	$(19,843)

14. Revenue from Contracts with Customers
For the three and nine months ended September 30, 2021 and 2020, the following tables presents revenues from contracts with customers disaggregated by fee type and segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Revenue from contracts with customers	Operating Company
Investment banking
Underwriting fees	$91,108	$121,390	$334,092	$318,355
Strategic/financial advisory fees	129,158	39,431	303,232	101,061
Placement and sales agent fees	49,561	28,427	153,485	71,999
Expense reimbursements from clients	3,705	5,093	12,538	11,936
Total investment banking revenue	273,532	194,341	803,347	503,351
Brokerage
Commissions	120,624	112,953	410,821	367,564
Trade conversion revenue	3,707	3,404	11,685	12,370
Equity research fees	5,109	4,605	14,700	13,632
Total brokerage revenue from customers	129,440	120,962	437,206	393,566
Management fees	15,109	11,721	55,376	34,492
Incentive income	6	127	2,433	127
Total revenue from contracts with customers - Op Co	$418,087	$327,151	$1,298,362	$931,536

	Asset Company
Management fees	225	233	695	719
Incentive income	—	—	—	—
Total revenue from contracts with customers - Asset Co	225	233	695	719
Total revenue from contracts with customers	$418,312	$327,384	$1,299,057	$932,255

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
15. Insurance and reinsurance
The Company completed the acquisition of Cowen Insurance Co on February 26, 2021. (See Note 3). Cowen Insurance Co is a Malta based insurance company that reinsures a significant proportion of its portfolio (“Outward Reinsurance”). The Company's wholly owned Luxembourg subsidiary, Cowen Reinsurance S.A. (formerly “Hollenfels Re S.A.”) (“Cowen Re”) provides reinsurance to third party insurance and reinsurance companies (“Inward Reinsurance”). Cowen Insurance Co’s and Cowen Re's share of claims incurred and paid during the periods below, as well as the change in claims outstanding and claims incurred but not reported ("IBNR") during these periods, net of reinsurance, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Incurred and paid claims
Insurance (net of Outward Reinsurance)	$831	$—	$2,630	$—
Inward Reinsurance	3,750	2,570	9,187	10,498
Total	$4,581	$2,570	$11,817	$10,498
Change in claims outstanding and claims IBNR
Insurance (net of Outward Reinsurance)	$220	$—	$9	$—
Inward Reinsurance	3,621	1,985	2,991	5,018
Total	$3,841	$1,985	$3,000	$5,018
Cowen Insurance Co and Cowen Re utilize several methods to determine their claims IBNR. Cowen Insurance Co and Cowen Re generally employ an estimation methodology whereby historical average claims ratios over a period of up to 10 years are utilized, based on availability of data. In cases where current claims development contradicts historical results, Cowen Insurance Co and Cowen Re employ a method to average claims ratios derived through different actuarial calculation methods. If an event occurs that may give rise to significant future claims in excess of the amount calculated using the above-mentioned methodologies, the impact of such an event is calculated using existing claims data and actuarial estimation methods to adjust Cowen Insurance Co's and Cowen Re's IBNR provision. During the three and nine months ended September 30, 2021, claims liability and claim adjustment expenses were calculated using the above-mentioned methods consistent with prior years.
While Cowen Insurance Co and Cowen Re typically settle their premiums and claim payments on a quarterly basis, the frequency of claims in the underlying policies is impractical for Cowen Insurance Co and Cowen Re to obtain. Cowen Insurance Co and Cowen Re write contracts on both a proportional and non-proportional basis. The contracts contain inspection rights to allow the companies to inspect the policy documents that provide the source for the underlying data provided by the cedant. This negates the need for them to collect and hold the documents themselves which would be impracticable. Cowen Insurance Co and Cowen Re did not discount any of its reserves and did not cede any portion of its exposures during the three and nine months ended September 30, 2021 and 2020.
From time to time, Cowen Insurance Co and Cowen Re may enter into insurance and reinsurance agreements that require it to post collateral of cash or U.S. government bonds to cover certain exposures as defined in the respective insurance and reinsurance agreements. As of September 30, 2021, Cowen Re had pledged $61.6 million of collateral towards such reinsurance obligations, of which $45.6 million was in cash and $16.0 million was in U.S. government bonds. The collateral pledged as of September 30, 2021 was $59.0 million lower than the amounts pledged at December 31, 2020. This is due to the Company’s redemption of the December 2022 Convertible Notes, the 2027 Senior Notes and repayment of certain subsidiaries’ term loans. Cowen Re expects $40.6 million of the cash collateral pledged to be released on September 30, 2023. The remaining collateral of $21.0 million is expected to be released periodically between October 1, 2021 and March 31, 2024 in accordance with the terms of the underlying insurance and reinsurance agreements. As of September 30, 2021, Cowen Insurance Co had no pledged collateral.
16. Share-Based Payments, Deferred Compensation and Employee Ownership Plans
The Company has issued share-based compensation under the 2010 and 2020 Equity Incentive Plan (the "Equity Plans"). The Equity Plans permit the grant of options, restricted shares, restricted stock units, and other equity-based awards to the Company's employees and directors. Stock options granted generally vest over two to five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued, both of which are eligible to accrue dividend equivalents, may be immediately vested or may generally vest over a two-to five-year period. Awards are subject to the risk of forfeiture, inclusive of accrued dividend equivalents. As of September 30, 2021, there were 2.7 million shares available for future issuance under only the 2020 Equity Incentive Plan.
Under the Equity Plans, the Company awarded $34.4 million of deferred cash awards to its employees during the nine months ended September 30, 2021. These awards vest over a four-year period and accrue interest at 0.70% per year. As of

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
September 30, 2021, the Company had unrecognized compensation expense related to the Equity Plans' deferred cash awards of $64.6 million.
The Company measures compensation cost for share-based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share-based awards on a straight-line basis over the vesting period of the option or award, net of estimated forfeitures. In relation to awards under the Equity Plan, the Company recognized compensation expense of $10.3 million and $11.6 million for the three months ended September 30, 2021 and 2020 and $61.3 million and $35.2 million for the nine months ended September 30, 2021 and 2020, respectively. The income tax effect recognized for the Equity Plans was a benefit of $6.5 million and $3.1 million for the three months ended September 30, 2021 and 2020 and $29.4 million and $8.4 million for the nine months ended September 30, 2021 and 2020, respectively.
Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value
Beginning balance outstanding	5,450,191	$17.56	5,364,486	$16.67
Granted	1,714,646	35.15	2,638,544	17.14
Vested	(1,425,327)	16.36	(1,320,318)	15.20
Canceled	—	—	(87,348)	14.80
Forfeited	(162,218)	22.23	(111,212)	15.55
Ending balance outstanding	5,577,292	$23.14	6,484,152	$17.20
Included in the restricted share and restricted stock unit activity are performance-linked restricted stock units of 1,603,630 which were awarded in March 2016, April 2019, July 2020 and February 2021. Each RSU is equal to one share of the Company's Class A common stock. Certain of the awards granted have the ability to be cash settled when the attained award exceeds a certain percentage of granted amount. The cash portion of the award has been bifurcated from the equity component and recorded as a compensation payable in the accompanying condensed consolidated statement of financial condition. Of the awards granted, 379,319 have vested and 320,681 have been canceled, as they did not meet the performance criteria, through September 30, 2021. Included in vested shares are 233,333 shares that had an attainable value of 420,000, due to reaching certain performance goals, and were delivered in March 2021. Of this attainable value 350,000 shares were settled in the issuance of restricted stock units and were delivered in March 2021 with the remaining 70,000 shares being settled in cash at the volume weighted average price on settlement date. The remaining awards, included in the outstanding balance as of September 30, 2021, vest between December 2021 and December 2023 and will be earned only to the extent that the Company attains specified market conditions relating to its volume-weighted average share price and total shareholder return in relation to certain benchmark indices and performance goals relating to aggregate net income and average return on shareholder equity. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 220% of the targeted award. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of September 30, 2021, there was $85.6 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 1.81 years.
Restricted Shares and Restricted Stock Units Granted to Non-Employee Board Members
There were no restricted stock units awarded to non-employee board members during the three and nine months ended September 30, 2021. There were 90,465 restricted stock units awarded to non-employee board members during the three and nine months ended September 30, 2020. The Company delivered 27,047 and 41,667 units to non-employee board members during the three and nine months ended September 30, 2021, respectively, and 48,021 were delivered during the three and nine months ended September 30, 2020, respectively. As of September 30, 2021 and December 31, 2020, there were 217,869 and 259,536 restricted stock units outstanding for non-employee board members, respectively.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
17. Income Taxes
The taxable results of the Company’s U.S. operations are included in the consolidated income tax returns of Cowen, Inc. as well as stand-alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings are submitted on a stand‑alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries that file tax returns are United Kingdom, Luxembourg, Malta, Gibraltar, Germany, Switzerland, Canada, South Africa, and Hong Kong.
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. To the extent that information is not available for the Company to fully determine the full year estimated impact of an item of income or tax adjustment, the Company calculates the tax impact of such item discretely. Accordingly, the Company uses the discrete methodology to calculate the income tax provision for its foreign subsidiaries and the tax impact of income attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds. Based on these methodologies, the Company’s effective income tax rate was 23.95% and 33.51% for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, the items whose tax impact were recorded discretely related primarily to foreign taxes, as well as stock compensation.
For the nine months ended September 30, 2021, the effective tax rate differs from the statutory rate of 21% primarily due to income attributable to non-controlling interests in consolidated subsidiaries and investment funds, global intangible low-taxes income, stock compensation, as well as other nondeductible expenses. For the nine months ended September 30, 2020, the effective tax rate differs from the statutory rate of 21% primarily due to losses attributable to non-controlling interests in consolidated subsidiaries and investment funds, foreign taxes, stock compensation, as well as other nondeductible expenses.
As a result of the enactment of the American Rescue Plan Act signed on March 11, 2021, the Company is required to assess the tax impact of the Act in the quarter the law was enacted. Based on management analysis, there was no material impact on the Company's financial statements as of September 30, 2021.
The Company maintained an uncertain tax position liability of $0.3 million as of September 30, 2021 and December 31, 2020 related to New York State tax matters.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of September 30, 2021, the Company recorded a valuation allowance against deferred tax assets related to its foreign tax credits and foreign net operating losses.
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
18. Commitments and Contingencies
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
For the three and nine months ended September 30, 2021 and 2020, quantitative information regarding the Company's operating lease obligations reflected in the accompanying condensed consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Lease cost
Operating lease cost	$6,074	$5,687	$17,677	$17,044
Short-term lease cost	62	52	127	155
Variable lease cost	920	829	2,690	2,431
Sublease income	(132)	(190)	(448)	(623)
Total lease costs	$6,924	$6,378	$20,046	$19,007

The following table summarizes the supplemental cash flow information and certain other information related to operating leases for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(dollars in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,555	$20,228

Weighted average remaining lease term - operating leases (in years)	5.33	4.78
Weighted average discount rate - operating leases	4.10%	3.69%
As of September 30, 2021, maturities of the outstanding operating lease liabilities for the Company were as follows:

	Equipment Leases (operating)	Real Estate and Other Facility Rental (a) (b)
	(dollars in thousands)
2021	$66	$4,646
2022	150	25,076
2023	11	22,807
2024	—	20,006
2025	—	9,461
Thereafter	—	24,368
Total operating leases	227	106,364
Less discount	6	12,183
Less short-term leases	—	19
Total lease liability	$221	$94,162
(a)The Company has entered into various agreements to sublease certain of its premises.
(b)During the nine months ended September 30, 2021, the Company recognized an increase of $30.1 million of operating right-of-use assets and leases liabilities related to facility leases.
See Note 19 for further information on the finance lease minimum payments.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Other Commitments
As of September 30, 2021, future minimum annual service payments for the Company were as follows:

Service Payments
(dollars in thousands)
2021	$7,796
2022	22,331
2023	10,069
2024	5,254
2025	3,366
Thereafter	10,594
Total service payment commitments	$59,410
Unfunded Commitments
The following table summarizes unfunded commitments as of September 30, 2021:

Entity	Unfunded Commitments	Commitment Term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	$6,093	3.30 years
Eclipse Ventures Fund I, L.P.	$28	3.30 years
Eclipse Fund II, L.P.	$33	4.30 years
Eclipse Continuity Fund I, L.P.	$34	5.30 years
Cowen Healthcare Investments III LP	$3,207	5.30 years
Cowen Healthcare Investments IV LP	$6,868	6.30 years
Cowen Sustainable Investments I LP	$15,715	8.30 years
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
19. Convertible Debt and Notes Payable
As of September 30, 2021 and December 31, 2020, the Company's outstanding debt was as follows:

	As of September 30, 2021	As of December 31, 2020
	(dollars in thousands)
Convertible debt	$—	$80,808
Notes payable	173,895	307,653
Term loan	290,151	—
Other notes payable	13,340	72,505
Finance lease obligations	2,117	2,909
	$479,503	$463,875
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
On March 24, 2021, the Company issued a redemption notice announcing that the Company would redeem all of the December 2022 Convertible Notes, and provided holders the option to elect to settle the as-converted value of the December 2022 Convertible Notes as allowed under the terms of the December 2022 Convertible Notes. As a result of the Company’s call for redemption of the December 2022 Convertible Notes, the December 2022 Convertible Notes were convertible, at the option of the holder at any time prior to June 22, 2021, the second business day prior to the December 2022 Convertible Notes' Redemption Date. On June 24, 2021 (the "Redemption Date") the Company redeemed all of the outstanding principal amount of the December 2022 Convertible Notes. The redemption amount was determined based on the holders election to convert, which allowed for either 100.00% of the principal amount thereof plus accrued and unpaid interest on such principal amount up to June 15, 2021, to,

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
but not including the Redemption Date of the December 2022 Convertible Notes, or the value of the Company's Class A common stock to be issued on conversion. The settlement method for the December 2022 Convertible Notes was $88.1 million in cash, (the outstanding principal amount of the December 2022 Convertible Notes) and 2,938,841 shares of the Company’s Class A common stock, (the remainder of the conversion obligation in excess of the principal amount). The conversion rate on the December 2022 Convertible Notes on the Redemption Date was 33.35 shares of the Company’s Class A common stock per $1,000 principal amount of December 2022 Convertible Notes converted. In conjunction with the redemption of the remaining December 2022 Convertible Notes, the Company accelerated the pro rata unamortized discount of $5.1 million and capitalized debt issuance costs of $0.5 million.
Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $1.2 million for the three months ended September 30, 2020, and $1.5 million and $3.5 million for the nine months ended September 30, 2021 and 2020, respectively, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and was amortized over the life of the December 2022 Convertible Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The Company recorded interest expense of $1.0 million for the three months ended September 30, 2020 and $1.3 million and $3.0 million for the nine months ended September 30, 2021 and 2020, respectively.
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, which is shown net in notes payable in the accompanying condensed consolidated statement of financial condition. To date the May 2024 Notes have maintained their initial private rating, and the interest rate has remained unchanged. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $1.4 million for the three months ended September 30, 2021 and 2020 and $4.2 million for the nine months ended September 30, 2021 and 2020, respectively. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in September 2019, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the "June 2033 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $1.9 million for the three months ended September 30, 2021 and 2020 and $5.8 million for the nine months ended September 30, 2021 and 2020, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the "December 2027 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million for the three months ended September 30, 2020 and $2.5 million and $7.6 million for nine months ended September 30, 2021 and 2020, respectively. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
On March 24, 2021, the Company delivered payment of and discharged all $138.0 million outstanding aggregate principal of the December 2027 Notes plus accrued and unpaid interest through the effective redemption date of April 23, 2021. In conjunction with the extinguishment of the December 2027 Notes , the Company accelerated the pro-rata capitalized debt

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
issuance costs. For the nine months ended September 30, 2021, the Company recognized $4.4 million of loss on debt extinguishment.
Term Loan
March 2028 Term Loan
On March 24, 2021, the Company borrowed $300 million of first lien term loan due March 24, 2028 (the “March 2028 Term Loan”). The interest on the March 2028 Term Loan is payable at the option of the Company on a monthly, quarterly or bi-annual rate equal to London Inter-bank Offered Rate ("LIBOR") (of no less than the floor of 0.75%) plus a margin of 3.25%. The Company is required to pay 1.00% per annum of the original principal amount of the March 2028 Term Loan. The obligations of the Company for the March 2028 Term Loan are guaranteed by certain of the Company’s wholly-owned domestic subsidiaries (excluding its broker-dealer subsidiaries) (the “Guarantors”) and secured by substantially all of the assets of the Company and the Guarantors, subject in each case to certain customary exceptions. The terms of the March 2028 Term Loan contain customary affirmative and negative covenants, including standard leverage and financial incurrence covenants. Proceeds from the term loan were used to (i) satisfy and discharge and redeem the Company’s 2027 Senior Notes, (ii) redeem the Company’s December 2022 Convertible Notes that remained outstanding as of March 31, 2021 and pay the cash settlement amount in connection with the conversion of December 2022 Convertible Notes prior to that redemption date, and (iii) for the payment of fees, commissions, premiums, expenses and other transaction costs (including original issue discount or upfront fees) payable in connection with the transactions related thereto. As of September 30, 2021, the outstanding principal amount of the March 2028 Term Loan was $297.8 million.
Interest expense for the March 2028 Term Loan was $3.1 million for the three months ended September 30, 2021 and $6.3 million for the nine months ended September 30, 2021, based on an effective interest rate of 4.46%. The Company capitalized debt issuance costs of approximately $6.6 million and initial unamortized discount of $1.5 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the March 2028 Term loan in interest and dividends expense in the accompanying condensed consolidated statements of operations.
June 2020 Term Loan
On June 30, 2017, a subsidiary of the Company borrowed $28.2 million to fund general corporate purposes. In July 2019, the subsidiary of the Company borrowed separately, from the same lender, $4.0 million to fund general corporate purposes. Each loan was secured by the value of the Company's limited partnership interests in two affiliated investment funds. The Company had provided a guarantee for these loans. Both loans had an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire combined principal amount due (as amended) on June 26, 2020 when they were both fully repaid. The Company recorded interest expense of $0.8 million for the nine months ended September 30, 2020.
Other Notes Payable
During January 2021, the Company borrowed $3.0 million to fund insurance premium payments. This note had an effective interest rate of 2.01% and was due in December 2021, with monthly payment requirements of $0.3 million. As of September 30, 2021, the outstanding balance on this note was $0.8 million. Interest expense for the three and nine months ended September 30, 2021 was insignificant.
During November 2019, the Company borrowed $2.6 million to fund general corporate capital expenditures. This note had an effective interest rate of 6% and is due in November 2024, with monthly payment requirements of $0.1 million. As of September 30, 2021, the outstanding balance on this note was $1.7 million. Interest expense was insignificant for the three months ended September 30, 2021 and $0.1 million for nine months ended September 30, 2021.
On September 30, 2020, the Company borrowed $72.0 million from Purple Protected Asset S-81 ("PPA S-81"), a Luxembourg entity unrelated to Cowen. The Company repaid $60.0 million of the PPA S-81 loan in June 2021. The loan is payable on September 30, 2023, had an initial interest rate of 1.4 times the Secured Overnight Financing Rate ("SOFR") plus 6.07% until December 31, 2020 and 1.4 times the SOFR plus 5.8% until June 30, 2021 and 3.65 times the SOFR plus 4.0% thereafter with quarterly interest payments. The loan obligation, as well as a loan issued by The Military Mutual Ltd (a United Kingdom company unrelated to Cowen) with principal of $28.4 million that was sold by Cowen Re to PPA S-81 at fair value for no gain or loss on September 30, 2020, are fully cash collateralized through a reinsurance policy provided by Cowen Re which is reflected in cash collateral pledged in the condensed consolidated statements of financial condition as of December 31, 2020 (see Notes 4 and 15). The Company capitalized debt issuance costs of approximately $1.7 million which is a direct deduction from the carrying value of the loan and will be amortized over the life of the loan in interest and dividends expense shown in the accompanying condensed consolidated statements of operations. The Company recorded interest expense of $0.5 million for the

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
three months ended September 30, 2021 and $2.6 million for the nine months ended September 30, 2021, related to its loan payable to PPA S-81.
Spike Line
Pursuant to an amendment in May 2020, Cowen and Company replaced Cowen Execution Services LLC ("Cowen Execution") as the borrower and accepted, reaffirmed and assumed all of Cowen Execution’s rights, duties, obligations and liabilities under the spike line facility and the related loan documents. In August 2020, Cowen and Company renewed a one-year committed spike line facility to cover short term increases in National Securities Clearing Corporation margin deposit requirements. The spike line facility has a capacity of $70.0 million. This facility has (i) an effective interest rate equal to the Federal Funds rate plus 2.50% on any money drawn from the liquidity facility and (ii) a commitment or unused line fee that is 50 basis points on the undrawn amount. All amounts outstanding under this facility were fully repaid during the second quarter of 2020. Interest expense for the nine months ended September 30, 2020 was $0.2 million.
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
For the three and nine months ended September 30, 2021 and 2020, quantitative information regarding the Company's finance lease obligations reflected in the accompanying condensed consolidated statements of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	$324	$308	$951	$924
Interest on lease liabilities	$28	$42	$93	$134
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases			$93	$134
Financing cash flows from finance leases			$1,085	$901

Weighted average remaining lease term - operating leases (in years)			1.88	2.48
Weighted average discount rate - operating leases			4.72%	4.89%

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Annual scheduled maturities of debt and minimum payments (of principal and interest) for all debt outstanding as of September 30, 2021, are as follows:

	Notes Payable	Term Loan	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2021	$6,703	$3,761	$931	$358
2022	13,405	15,068	593	1,238
2023	13,405	14,945	12,593	481
2024	88,578	14,823	543	82
2025	7,750	14,701	—	42
Thereafter	158,125	310,887	—	12
Subtotal	287,966	374,185	14,660	2,213
Less (a)	(114,071)	(84,034)	(1,320)	(96)
Total	$173,895	$290,151	$13,340	$2,117
(a)Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the Company's convertible debt.
Letters of Credit
As of September 30, 2021, the Company has six irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged cash collateral for reinsurance agreements (See Note 4).
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2021 and December 31, 2020, there were no amounts due related to these letters of credit.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum, which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and accrued a cash dividend in respect of the Series A Convertible Preferred Stock of $1.7 million for the three months ended September 30, 2021 and 2020, respectively and $5.1 million for the nine months ended September 30, 2021 and 2020, respectively.
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
Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, into a number of shares of the Company's Class A common stock equal to the liquidation preference of $1,000 divided by the conversion rate. The initial conversion rate (subsequent to the December 5, 2016 reverse stock split) is 38.0619 shares (which equates to $26.27 per share) of the Company's Class A common stock for each share of the Series A Convertible Preferred Stock. At any time on or after May 20, 2020, when the Company's capped call option expired, the Company may elect to convert all outstanding shares of the Series A Convertible Preferred Stock into shares of the Company's Class A common stock, cash or a combination thereof, at the Company's election, in each case, based on the then-applicable conversion rate (which at December 31, 2020 was 38.488), if the last reported sale price of the Company's Class A common stock equals or exceeds 150% of the then-current conversion price on at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days (including on the last trading day of such period) immediately prior to such election. At the time of conversion, the conversion rate may be adjusted based on certain events, including but not limited to the issuance of cash dividends or Class A common stock as dividends to the Company's Class A common shareholders or a share split or combination. The Company has the intent and ability to settle the preferred shares in cash and, as a result, the preferred shares do not have an impact on the Company's diluted earnings per share calculation (See Note 22).
Embedded Cash Conversion Option on the December 2022 Convertible Notes
Upon issuance of the December 2022 Convertible Notes (see Note 19), the Company recognized the embedded cash conversion option at fair value of $23.4 million which was valued as of June 26, 2018 at $29.0 million. On June 26, 2018, the Company received shareholder approval for the Company to settle the December 2022 Convertible Notes entirely in Class A common stock. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity. The Company allocated $29.6 million of the cash consideration paid on the December 2020 partial

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
extinguishment of the Convertible Notes (see Note 19) to this equity component. The Company redeemed all of the remaining December 2022 Convertible Notes on June 24th, 2021.
Cash Dividends to Common Stockholders
During the first quarter of 2020, the Company began the declaration of a quarterly cash dividend payable on its common stock. During March 2021, the Company's Board of Directors declared a cash dividend of $0.08 per share of Class A common stock. Dividends are payable on all outstanding shares of Class A common stock and on granted but unvested shares of Class A common stock under the Equity Plans on the date of record (See Note 16). During the three and nine months ended September 30, 2021, the Company paid $3.0 million and $8.2 million of cash dividends to its holders of Class A common stock, respectively.
Treasury Stock
Treasury stock of $495.9 million as of September 30, 2021, compared to $346.9 million as of December 31, 2020, resulted from $26.1 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Equity Plans or other similar transactions, $0.03 million received from an escrow account established to satisfy the Company's indemnification claims arising under the terms of the purchase agreement entered into in connection with the Company's acquisition of Convergex Group, LLC and $122.9 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the nine months ended September 30, 2021:

	Treasury Stock Shares	Cost (dollars in thousands)	Average Cost per Share
Balance outstanding at December 31, 2020	22,619,863	$346,870	$15.33
Shares purchased for minimum tax withholding under the 2010 and 2020 Equity Plans or other similar transactions	648,047	26,078	40.24
Shares of stock received in respect of indemnification claims	1,155	29	25.33
Purchase of treasury stock	3,336,815	122,945	36.84
Balance outstanding at September 30, 2021	26,605,880	$495,922	$18.64
21. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income includes the after tax change in Other revenues in the accompanying condensed consolidated statement of operations. During the periods presented, the Company did not have material reclassifications out of other comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Beginning balance	$(2)	$(5)	$(7)	$(5)
Foreign currency translation	—	(2)	5	(2)
Ending balance	$(2)	$(7)	$(2)	$(7)

22. Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of shares of Class A common stock outstanding for the period. As of September 30, 2021, there were 27,734,650 shares of Class A common stock outstanding. As of September 30, 2021, the Company has included 217,869 fully vested, unissued restricted stock units and restricted shares in its calculation of basic earnings per share. As of December 31, 2020, there were 26,845,628 shares of Class A common stock outstanding. As of December 31, 2020, the Company has included 334,230 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
at the amount that could be earned using current payout rates. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the amount of compensation cost attributed to future services and not yet recognized.
The Company previously concluded that it had the intent and ability to settle the December 2022 Convertible Notes in cash and, as a result, the convertible notes did not have an impact on the Company's diluted earnings per share calculation. On March 24, 2021, the Company issued a redemption notice announcing that the Company would redeem all of the December 2022 Convertible Notes (See Note 19). On June 24, 2021, the Company cash settled the December 2022 Convertible Notes up to the principal amount of the December 2022 Convertible Notes and share settled through the delivery of shares of the Company’s Class A common stock for the remainder of the conversion obligation in excess of the principal amount. The shares of the Company’s Class A common stock issued are within basic earnings per share subsequent to June 24, 2021. Prior to that date, the Company has applied the if-converted method to the portion of the December 2022 notes above the principal amount that settled in shares upon a conversion in dilutive earnings per share.
The Company can elect to settle the Series A Convertible Preferred Stock in shares, cash, or a combination of both. The Company's intent is to settle in cash and, based on current and projected liquidity needs, the Company has the ability to do so.
The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars and share data in thousands, except per share data)
Net income (loss)	$32,865	$29,516	$244,009	104,353
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(4,938)	9,232	13,379	(19,843)
Net income (loss) attributable to Cowen Inc.	37,803	20,284	230,630	124,196
Preferred stock dividends	1,698	1,698	5,094	5,094
Net income (loss) attributable to Cowen Inc. common stockholders	$36,105	$18,586	$225,536	$119,102

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	28,864	27,663	27,718	28,078
Performance based restricted stock	869	—	694	—
Contingently issuable common stock in connection with an acquisition	32	22	16	22
December 2022 Convertible Notes	—	—	1,880	—
Restricted stock	2,959	2,285	2,956	1,546
Weighted average shares used in diluted computation	32,724	29,970	33,264	29,646
Earnings (loss) per share:
Basic	$1.25	$0.67	$8.14	$4.24
Diluted	$1.10	$0.62	$6.78	$4.02
23. Segment Reporting
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
The following table sets forth operating results for the Company's consolidated US GAAP net income (loss) and related reclassifications and adjustments necessary to reconcile to the Company's Economic Income (Loss) measure which represents the Company's Op Co and Asset Co segments' results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Economic Income
Op Co	$43,496	$32,790	$238,500	$200,774
Asset Co	(3,777)	(1,028)	(8,904)	(20,329)
Adjustments made to arrive at Net Income (loss) before income taxes
Income attributable to non-controlling interest	(4,938)	9,232	13,379	(19,843)
Preferred stock dividends	1,698	1,698	5,094	5,094
Amortization of (discount)/premium on convertible debt	(26)	(1,152)	(1,571)	(3,394)
Acquisition related amounts	(1,007)	(171)	(1,324)	(34)
Contingent liability adjustments	(4,244)	(3,023)	(2,677)	(4,781)
Debt extinguishment gain (loss) and accelerated debt costs	—	—	(10,095)	—
Bargain purchase gain	—	—	3,855	—
Goodwill and other impairment	—	—	—	(545)
Net Income tax effect of adjustments	1,663	(8,830)	7,752	(52,589)
Net income (loss)	$32,865	$29,516	$244,009	$104,353
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Op Co
Non-Interest Revenue	$373,695	$276,496	$1,469,034	$1,042,986
Interest Revenue	40,025	35,257	149,033	114,560
Interest Revenue, Consolidated funds	—	1,132	—	1,554
Total Revenues	413,720	312,885	1,618,067	1,159,100
Interest Expense	39,592	35,701	153,542	115,314
Interest Expense, Consolidated funds	—	—	—	1,672
Depreciation and Amortization	4,791	5,677	13,701	17,307
Income Taxes	13,484	8,830	80,333	52,589
Asset Co
Non-Interest Revenue	(1,662)	8,260	(143)	4,702
Interest Revenue	177	148	588	394
Interest Revenue, Consolidated funds	2	3	7	7
Total Revenues	(1,483)	8,411	452	5,103
Interest Expense	901	1,357	4,106	4,772
Interest Expense, Consolidated funds	—	—	—	—
Depreciation and Amortization	5	5	14	17
Income Taxes	(1,292)	—	(3,469)	—
Total Segment
Non-Interest Revenue *	372,033	284,756	1,468,891	1,047,688
Interest Revenue	40,202	35,405	149,621	114,954
Interest Revenue, Consolidated funds	2	1,135	7	1,561
Total Revenues	$412,237	$321,296	$1,618,519	$1,164,203
Interest and Dividend Expense (includes dividend expense of $2.5 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively and $6.1 million, and $5.8 million for the nine months ended September 30, 2021 and 2020, respectively)	43,035	37,754	163,749	125,850
Interest and Dividend Expense, Consolidated funds (includes dividend expense of $0 million and $0.4 million for the three and nine months ended September 30, 2020, respectively)	—	—	—	2,064
Depreciation and Amortization	4,796	5,682	13,715	17,324
Income Taxes	12,192	8,830	76,864	52,589
* Includes dividend revenue of $5.8 million and $2.1 million for the three months ended September 30, 2021 and 2020, respectively and $17.9 million and $12.6 million for the nine months ended September 30, 2021 and 2020, respectively. In addition, includes dividend revenue, consolidated funds, of $0.0 million and $2.4 million for the three and nine months ended September 30, 2020, respectively.
24. Regulatory Requirements
Regulatory Capital
As registered broker-dealers with the United States Securities and Exchange Commission ("SEC"), Cowen and Company, ATM Execution and Westminster are subject to the Uniform Net Capital Rule 15c3-1, "SEA Rule 15c3-1," under the Securities Exchange Act ("SEA") of 1934, which requires the maintenance of minimum net capital. Each registered broker-dealer has elected to compute net capital under the alternative method permitted by that rule.
Effective June 1, 2021, Cowen Prime Services LLC ("Cowen Prime") transferred all of the net assets of its investment advisory business to a newly formed investment advisor, Cowen Prime Advisors LLC. Cowen Prime Advisors LLC succeeded to Cowen Prime’s SEC investment advisor registration on that date pursuant to statutory guidance. As a result of implementing that guidance and the succession process, Cowen Prime is no longer registered as an investment advisor with the SEC but does remain registered as a broker-dealer.
As of June 30, 2021, Cowen Prime and Cowen and Company were granted regulatory approval to merge from the Financial Industry Regulatory Authority Inc. The companies completed the merger on September 1, 2021 with Cowen & Company being

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
the surviving entity. As a result of the merger, Cowen Prime intends to withdraw its status as a registered broker-dealer with the SEC in the fourth quarter of 2021.
Under the alternative method, Cowen and Company's minimum net capital requirement, as defined in (a)(4) of SEA Rule 15c3-1, is equal to the greater of $1.0 million or 2% of aggregate debits arising from customer transactions. ATM Execution, and Westminster are required to maintain minimum net capital, as defined in (a)(1)(ii) of SEA Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debits arising from customer transactions. Advances to affiliates, repayment of borrowings, distributions, dividend payments, and other equity withdrawals are subject to certain notification and other provisions of SEA Rule 15c3-1 and other regulatory bodies.
Cowen and Company is also subject to certain net capital rule requirements under the Regulation 1.17 of the Commodity Futures Trading Commission ("CFTC") under Commodities Exchange Act (“CEA”) as an introducing broker. Under Regulation 1.17, Cowen and Company is required to maintain net capital equal to or in excess of $45,000 or the amount of net capital required by SEA Rule 15c3-1, whichever is greater. Additionally, as an options clearing member of the Options Clearing Corporation ("OCC") under OCC Rule 302, Cowen and Company is required to maintain net capital equal to the greater of $2.0 million or 2% of aggregate debit items. At September 30, 2021, Cowen and Company had $315.8 million of net capital in excess of its minimum requirements under SEA Rule 15c3-1.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. The CFTC has finalized rules establishing capital requirements and financial reporting requirements for CFTC registered swap dealers not subject to regulation by a banking regulator. The SEC has finalized rules establishing similar standards for an entity registering as a standalone securities-based swaps dealer. On October 6, 2021, Cowen Financial Products LLC (“CFP”) became subject to the SEC’s standalone securities-based swap regulatory requirements. CFP registered as a securities-based swap dealer with the SEC with an effective date of November 1, 2021. Under the rules there is a minimum net capital requirement for, among others, an entity that acts as a dealer in security-based swaps, which is the greater of $20 million or 2% of risk margin amount (that the SEC could, in the future, increase up to 4% or 8% of a risk margin amount). The risk margin amount means the sum of (i) the total initial margin required to be maintained by the SEC securities-based swaps dealer at each clearing agency with respect to securities-based swaps transactions cleared for securities-based swap customers and (ii) the total initial margin amount calculated by the SEC securities-based swaps dealer swaps dealer with respect to non-cleared securities-based swaps under new SEC rules.
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
As of September 30, 2021, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA or SFC requirement and excess as follows:

Subsidiary	Net Capital	Minimum Net Capital Requirement	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$324,607	$8,854	$315,753
ATM Execution	$5,910	$250	$5,660
Westminster	$24,487	$250	$24,237
Cowen International Ltd	$38,928	$27,853	$11,075
Cowen Execution Ltd	$12,912	$3,734	$9,178
Cowen Asia	$2,299	$385	$1,914
Customer Protection
The Company's U.S. broker-dealers must also comply with the customer protection provisions under SEA Rule 15c3-3 which requires a computation of a reserve requirement for customer and maintenance of a deposit of cash or securities into a special reserve bank account for the exclusive benefit of customers; or claim an exemption pursuant to subparagraphs (k)(2)(i) or (k)(2)(ii) of that rule. Firms can rely on more than one exemption.
ATM Execution claims the (k)(2)(ii) exemption with regard to all of their customer accounts and transactions that are introduced on a fully-disclosed basis to their clearing agents for clearing, settlement and custody. Westminster claims the (k)(2)(i) exemption with regards to customer transactions and balances that are cleared, settled and custodied in bank accounts designated as Special Accounts for the Exclusive Benefit of Customers ("Special Bank Accounts"). Westminster also claims exemption for

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
other business activities that are not covered under (k)(2)(i) contemplated by Footnote 74 of the SEC Release No. 34-70073 adopting amendments to 17 C.F.R. § 240.17a-5 for receiving transaction-based compensation in return for providing commission management services.
In accordance with the requirements of SEA Rule 15c3-3, Cowen and Company may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of September 30, 2021, Cowen and Company had segregated approximately $55.8 million of cash to satisfy the customer reserve provision of SEA Rule 15c3-3.
As a clearing and carrying broker-dealer, Cowen and Company is required to compute a reserve requirement for proprietary accounts of broker-dealers ("PAB"), as defined in SEA Rule 15c3-3. Cowen and Company conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEA Rule 15c3-3. This allows each correspondent firm that uses Cowen and Company as its clearing broker-dealer to classify its PAB account assets held at Cowen and Company as allowable assets in the correspondent's net capital calculation. At September 30, 2021, Cowen and Company had $14.2 million of cash on deposit in PAB Reserve Bank Accounts. Cowen and Company and ATM Execution also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
Other Regulatory Requirements
Cowen Insurance Co and Cowen Re are individually required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Malta and Luxembourg, respectively. Each company's individual solvency capital ratio calculated at the end of each quarter must exceed a minimum requirement. As of December 31, 2020 and June 30, 2021 (the last testing date for Cowen Re and Cowen Insurance Co respectively), the solvency capital ratios of both Cowen Insurance Co and Cowen Re were in excess of the minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen's captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of September 30, 2021. RCG Insurance Company’s capital and surplus as of September 30, 2021 totaled approximately $6.7 million.
25. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's investment funds and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of September 30, 2021 and December 31, 2020, $32.2 million and $28.4 million, respectively, included in fees receivable, are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the investment funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three and nine months ended September 30, 2021 and 2020, the amounts which the Company reimbursed the investment funds it manages were immaterial. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates, and are included in due from related parties in the accompanying condensed consolidated statements of financial condition. As of September 30, 2021 and December 31, 2020, loans to employees of $9.0 million and $9.5 million, respectively, were included in due from related parties on the accompanying condensed consolidated statements of financial condition. Of these amounts $4.9 million and $4.6 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $1.5 million and $0.8 million for the three months ended September 30, 2021 and 2020 and $4.3 million and $2.8 million for the nine months ended September 30, 2021 and 2020, respectively. This expense is included in employee compensation and benefits in the accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2021, the interest income was insignificant. For the three months ended September 30, 2020, the interest income was immaterial, and for the nine months ended September 30, 2020, the interest income was $0.1 million for these related party loans and advances, and are included in interest and dividends in the accompanying condensed consolidated statements of operations.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
As of December 31, 2020, included in due from related parties is $3.6 million, related to the sales of portions of the Company's ownership interest in the activist business of Starboard Value to the Starboard principals. It is being financed through the profits of the relevant Starboard entities over a five-year period and earns interest at 5.0% per annum. As of September 30, 2021, the balance had been repaid in full. The interest income for the three and nine months ended September 30, 2021 was insignificant. The interest income for the three months ended September 30, 2020 was $0.1 million and for the nine months ended September 30, 2020 was $0.2 million.
The remaining balance included in due from related parties of $21.4 million and $7.9 million as of September 30, 2021 and December 31, 2020, respectively, relates to amounts due to the Company from affiliated investment funds and real estate entities due to expenses paid on their behalf. Included in due to related parties is approximately $0.2 million and $0.2 million as of September 30, 2021 and December 31, 2020, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of September 30, 2021 and December 31, 2020, such investments aggregated $53.7 million and $84.3 million, respectively, were included in non-controlling interests on the accompanying condensed consolidated statements of financial condition. Their share of the net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds aggregated $(3.9) million and $6.7 million for the three months ended September 30, 2021 and 2020 and $18.8 million and $10.7 million for the nine months ended September 30, 2021 and 2020, respectively.
The Company may, at times, have unfunded commitment amounts pertaining to related parties. See Note 18 for amounts committed as of September 30, 2021.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements, which have not been disclosed, as of September 30, 2021 and December 31, 2020. Through indemnification provisions in clearing agreements with clients, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
The Company enters into secured and unsecured borrowing agreements to obtain funding necessary to cover daily securities settlements with clearing corporations. At times, funding is required for unsettled customer delivery versus payment and riskless principal transactions, as well as to meet deposit requirements with clearing organizations. Secured arrangements are collateralized by the securities. The Company maintains uncommitted financing arrangements with large financial institutions, the details of which are summarized below as of September 30, 2021.

Lender	Contractual Amount	Available Amount	Maturity Date	Description
Pledge Lines	(dollars in thousands)
BMO Harris Bank	$75,000	$75,000	None	Secured Tri-Party Pledge Facility
BMO Harris Bank	150,000	150,000	None	Secured Depository Trust Company Pledge Line
Total	225,000	225,000

Spike Line
BMO Harris Bank Canadian Imperial Bank of Commerce, in syndication	70,000	70,000	August 19, 2022	Unsecured committed spike line facility to cover short term increases in National Securities Clearing Corporation margin deposit requirements
Revolving Credit Facility
Morgan Stanley	25,000	25,000	March 24, 2026	Unsecured Corporate Revolver

Total Credit Lines	$320,000	$320,000

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
27. Subsequent Events
On October 27, 2021 the Board of Directors declared a quarterly cash dividend payable on its common stock of $0.10 per common share, payable on December 15, 2021, to stockholders of record on December 1, 2021.
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
Investment Fund Performance and Assets Under Management
For the nine months ended September 30, 2021, the Company's activist capability and its merger arbitrage-focused UCITS Fund had modestly negative results while the Company’s more focused merger arbitrage strategy had modestly positive results. The Company's healthcare royalty strategy is now making allocations from the strategy's fourth fund. Our Healthcare Investments strategy is now deploying capital from its third fund, having made investments in twenty seven companies by the end of the nine months ended September 30, 2021, with a pipeline of opportunities ahead. Finally, our Sustainable Investments strategy is now deploying capital, with three investments made as of September 30, 2021, with a pipeline of opportunities ahead. The liquidation of certain multi-strategy hedge funds advised by the Company also continues.
As of September 30, 2021, the Company had assets under management of $14.8 billion.

Strategy	Healthcare Investments	Healthcare Royalties	Activism	Merger Arbitrage	Sustainable Investments	Other (a)
(dollars in millions)
AUM	$1,207	$3,645	$7,467	$321	$1,325	$811
Team
Private Equity	✓	✓			✓
Hedge Fund			✓	✓
Managed Account		✓	✓	✓	✓
UCITS				✓
Other						✓
(a) Other strategies include legacy funds and other private investment strategies.
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
As of September 30, 2021, the Company's invested capital amounted to a net value of $797.9 million (supporting a long market value of $763.1 million), representing approximately 74% of Cowen's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen's stockholders' equity as of September 30, 2021. The total net values presented in the table below do not tie to Cowen's condensed consolidated statement of financial condition as of September 30, 2021 because they represent only some of the line items in the accompanying condensed consolidated statement of financial condition.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Op Co
Broker-dealer capital and related trading	$536.2	50%
Public and Private Healthcare	50.4	5%
Liquid Alternative Trading	79.5	7%
Other	11.6	1%
Asset Co
Private Investments	120.2	11%
Total	797.9	74%
Cowen Inc. Stockholders' Equity	$1,083.1
The allocations shown in the table above will change over time.
Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) (which is a non-GAAP measure) of our Op Co and Asset Co segments follows the discussion of our total consolidated US GAAP results.

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

	Condensed Consolidated Statements of Operations
	(unaudited)
	Three Months Ended September 30,		Period to Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
	(unaudited)
Revenues
Investment banking	$273,532	$194,341	$79,191	41%
Brokerage	131,371	119,804	11,567	10%
Investment income (loss)
Securities principal transactions, net	7,291	(50,446)	57,737	(114)%
Portfolio fund principal transactions, net	(11,121)	(435)	(10,686)	2,457%
Carried interest allocations	(60,471)	(4,014)	(56,457)	1,407%
Total investment income (loss)	(64,301)	(54,895)	(9,406)	17%
Management fees	15,334	11,954	3,380	28%
Incentive income	6	127	(121)	NM
Interest and dividends	45,978	37,552	8,426	22%
Insurance and reinsurance premiums	12,586	2,505	10,081	402%
Other revenues, net	(1,078)	2,388	(3,466)	(145)%
Consolidated Funds revenues	(1,191)	7,520	(8,711)	(116)%
Total revenues	412,237	321,296	90,941	28%
Interest and dividends expense	43,035	37,754	5,281	14%
Total net revenues	369,202	283,542	85,660	30%
Expenses
Employee compensation and benefits	201,686	153,427	48,259	31%
Insurance and reinsurance claims, commissions and amortization of deferred acquisition costs	13,172	4,852	8,320	171%
Operating, general, administrative and other expenses	108,633	84,784	23,849	28%
Depreciation and amortization expense	4,796	5,682	(886)	(16)%
Consolidated Funds expenses	124	494	(370)	(75)%
Total expenses	328,411	249,239	79,172	32%
Other income (loss)
Net gains (losses) on other investments	4,266	4,043	223	(6)%
Total other income (loss)	4,266	4,043	223	(6)%
Income (loss) before income taxes	45,057	38,346	6,711	(18)%
Income tax expense (benefit)	12,192	8,830	3,362	(38)%
Net income (loss)	32,865	29,516	3,349	(11)%
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(4,938)	9,232	(14,170)	(153)%
Net income (loss) attributable to Cowen Inc.	37,803	20,284	17,519	(86)%
Preferred stock dividends	1,698	1,698	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$36,105	$18,586	$17,519	(94)%
Revenues
Investment Banking
Investment banking revenues increased $79.2 million to $273.5 million for the three months ended September 30, 2021 compared with $194.3 million in the prior year period. During the three months ended September 30, 2021, the Company completed 46 underwriting transactions, 51 strategic advisory transactions, and five debt capital markets transactions. During the three months ended September 30, 2020, the Company completed 49 underwriting transactions, 18 strategic advisory transactions and four debt capital markets transactions. The average underwriting fee per transaction was 24.7% lower for the three months ended September 30, 2021 as compared to the prior year period.
Brokerage
Brokerage revenues increased $11.6 million to $131.4 million for the three months ended September 30, 2021 compared with $119.8 million in the prior year period. This was attributable to a increase in Institutional Brokerage, primarily Special

Situations commission revenue. Customer trading volumes across the industry (according to Bloomberg) decreased 3% for the three months ended September 30, 2021 compared to the prior year period.
Investment Income (loss)
Securities principal transactions, net
Securities principal transactions, net increased $57.7 million to $7.3 million for the three months ended September 30, 2021 compared with a loss of $50.4 million in the prior year period. The increase in securities principal transactions, net was primarily attributable to the increase in performance in our merchant banking investments as prior period included significant losses from the mark to market of our Nikola investment.
Portfolio fund principal transactions, net
Portfolio fund investment income (loss) decreased $10.7 million to a loss of $11.1 million for the three months ended September 30, 2021 compared with a loss of $0.4 million in the prior year period. The decrease is primarily related to losses in our healthcare investments strategy.
Carried interest allocations
Carried interest allocations decreased $56.5 million to a loss of $60.5 million for the three months ended September 30, 2021 compared with a loss of $4.0 million in the prior year period. The primary driver of the decrease was our healthcare and sustainable investment funds.
Management Fees
Management fees increased $3.3 million to $15.3 million for the three months ended September 30, 2021 compared with $12.0 million in the prior year period. This increase in management fees was primarily related to an increase in management fees from the healthcare and sustainable investments strategies (Cowen Sustainable Investments I LP was deconsolidated in Q1 2021 therefore management fees are no longer eliminated).
Incentive Income
Due to revenue recognition standards, effective January 1, 2018, the Company recognizes the majority of incentive income allocated to the Company as carried interest allocations, included in investment income (loss).
Interest and Dividends
Interest and dividends increased $8.4 million to $46.0 million for the three months ended September 30, 2021 compared with $37.6 million in the prior year period. Interest and dividends amounts are primarily attributable to securities finance activity. The increase in the securities finance activity is due to higher customer demand which has created more matched book opportunities for international securities.
Insurance and Reinsurance Premiums
Insurance and reinsurance premiums increased $10.1 million to $12.6 million for the three months ended September 30, 2021 compared with $2.5 million in the prior year period. This increase is driven by the accounting of premiums from the insurance entity acquired in the first quarter of 2021 and a significant increase in premiums from our reinsurance entity which is partially offset by increases in the unearned premium reserve and outward reinsurance.
Other Revenues, net
Other revenues decreased $3.5 million to a loss of $1.1 million for the three months ended September 30, 2021 compared with $2.4 million in the prior year period.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $8.7 million to a loss of $1.2 million for the three months ended September 30, 2021 compared with $7.5 million in the prior year period. The decrease is due to the deconsolidation of one fund during 2021. The amounts shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Interest and Dividends Expense
Interest and dividend expense increased $5.2 million to $43.0 million for the three months ended September 30, 2021 compared with $37.8 million in the prior year period. Interest and dividends amounts are primarily attributable to securities finance activity. The increase in the securities finance activity is due to higher customer demand which has created more matched book opportunities for international securities.

Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $48.3 million to $201.7 million for the three months ended September 30, 2021 compared with $153.4 million in the prior year period. The increase is primarily due to $90.9 million higher revenues and $0.2 million higher other income (loss) during the third quarter of 2021 as compared to 2020 and thus resulting in a higher compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 48% for the three months ended September 30, 2021, compared with 47.2% for the prior year period.
Insurance and Reinsurance Claims, Commissions and Amortization of Deferred Acquisition Costs
Insurance and reinsurance related expenses increased $8.3 million to $13.2 million for the three months ended September 30, 2021 compared with $4.9 million in the prior year period. This increase comes from a higher claims activity resulting from the increase in premiums.
Operating, General, Administrative and Other Expenses
General, administrative and other expenses increased $23.8 million to $108.6 million for the three months ended September 30, 2021 compared with $84.8 million in the prior year period. The increase is primarily related to higher brokerage and trade execution costs as well as higher underwriting fees, due to higher brokerage and investment banking revenues, and an increase in marketing and business development expenses.
Depreciation and Amortization Expenses
Depreciation and amortization expenses decreased $0.9 million to $4.8 million for the three months ended September 30, 2021 compared with $5.7 million in the prior year period. The decrease is primarily related certain intangible assets being fully amortized in the first quarter of 2021.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $0.4 million to $0.1 million for the three months ended September 30, 2021 compared with $0.5 million for the prior year period. The decrease is due to the deconsolidation of one fund during 2021 and two in 2020. The amounts shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Other Income (Loss)
Other income (loss) increased $0.3 million to $4.3 million for the three months ended September 30, 2021 compared with $4.0 million of income in the prior year period. The increase in other income (loss) primarily represents the movement in value of our equity method investments.
Income Taxes
Income tax expense increased $3.4 million to $12.2 million for the three months ended September 30, 2021 compared with $8.8 million in the prior year period. This change is primarily attributable to the change in the Company’s income before income taxes for the respective periods.
Income (Loss) Attributable to Non-controlling Interests
Income (loss) attributable to non-controlling interests decreased by $14.1 million to a loss of $4.9 million for the three months ended September 30, 2021 compared with income of $9.2 million in the prior year period. The decrease is due to several third quarter losses in our consolidated merchant banking funds. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company accrued $1.7 million preferred stock dividends for the periods ended September 30, 2021 and 2020, respectively.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

	Condensed Consolidated Statements of Operations
	Nine Months Ended September 30,		Period to Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$803,347	$503,351	$299,996	60%
Brokerage	444,168	391,390	52,778	13%
Investment income (loss)
Securities principal transactions, net	111,828	76,097	35,731	47%
Portfolio fund principal transactions, net	2,400	8,841	(6,441)	(73)%
Carried interest allocations	768	22,199	(21,431)	(97)%
Total investment income (loss)	114,996	107,137	7,859	7%
Management fees	56,071	35,211	20,860	59%
Incentive income	2,433	127	2,306	NM
Interest and dividends	167,539	127,547	39,992	31%
Insurance and reinsurance premiums	31,196	18,943	12,253	65%
Other revenues, net	2,612	5,257	(2,645)	(50)%
Consolidated Funds revenues	(3,843)	(24,760)	20,917	(84)%
Total revenues	1,618,519	1,164,203	454,316	39%
Interest and dividends expense	163,749	125,850	37,899	30%
Total net revenues	1,454,770	1,038,353	416,417	40%
Expenses
Employee compensation and benefits	809,068	583,137	225,931	39%
Insurance and reinsurance claims, commissions and amortization of deferred acquisition costs	24,843	21,716	3,127	14%
Operating, general, administrative and other expenses	308,710	264,950	43,760	17%
Depreciation and amortization expense	13,715	17,324	(3,609)	(21)%
Consolidated Funds expenses	519	4,793	(4,274)	(89)%
Total expenses	1,156,855	891,920	264,935	30%
Other income (loss)
Net gains (losses) on other investments	23,641	10,509	13,132	125%
Bargain purchase gain, net of tax	3,855	—	3,855	NM
Gain/(loss) on debt extinguishment	(4,538)	—	(4,538)	NM
Total other income (loss)	22,958	10,509	12,449	118%
Income (loss) before income taxes	320,873	156,942	163,931	104%
Income tax expense (benefit)	76,864	52,589	24,275	46%
Net income (loss)	244,009	104,353	139,656	134%
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	13,379	(19,843)	33,222	(167)%
Net income (loss) attributable to Cowen Inc.	230,630	124,196	106,434	86%
Preferred stock dividends	5,094	5,094	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$225,536	$119,102	$106,434	89%
Revenues
Investment Banking
Investment banking revenues increased $299.9 million to $803.3 million for the nine months ended September 30, 2021 compared with $503.4 million in the prior year period. During the nine months ended September 30, 2021, the Company completed 147 underwriting transactions, 114 strategic advisory transactions and 16 debt capital markets transactions. During the nine months ended September 30, 2020, the Company completed 121 capital markets transactions, 48 strategic advisory transactions and nine debt capital markets transactions.

Brokerage
Brokerage revenues increased $52.8 million to $444.2 million for the nine months ended September 30, 2021 compared with $391.4 million in the prior year period. This was attributable to an increase in Institutional Brokerage, primarily Special Situations, Cash and Non-Dollar commission revenue offset by a decrease in Options commission revenue. Additionally, there was an increase in Institutional Services, primarily Prime Brokerage offset by a decrease in Global Clearing. Customer trading volumes across the industry (according to Bloomberg) increased 4% for the nine months ended September 30, 2021 compared to the prior year period.
Investment Income (loss)
Securities principal transactions, net
Securities principal transactions, net increased $35.7 million to $111.8 million for the nine months ended September 30, 2021 compared with income of $76.1 million in the prior year period. The increase in securities principal transactions, net was primarily attributable to the increase in performance in our merchant banking investments as prior period included significant losses from the mark to market of our Nikola investment.
Portfolio fund principal transactions, net
Portfolio fund investment income (loss) decreased $6.4 million to $2.4 million for the nine months ended September 30, 2021 compared with $8.8 million in the prior year period. The decrease is primarily related to losses from our healthcare investment strategies.
Carried interest allocations
Carried interest allocations decreased $21.4 million to $0.8 million for the nine months ended September 30, 2021 compared with $22.2 million in the prior year period. The primary driver of the decrease was our healthcare and sustainable investment funds.
Management Fees
Management fees increased $20.9 million to $56.1 million for the nine months ended September 30, 2021 compared with $35.2 million in the prior year period. This increase is primarily related to our healthcare and sustainable investments businesses.
Incentive Income
Incentive income increased to $2.4 million for the nine months ended September 30, 2021. This increase was related to income earned in our merger fund. Due to revenue recognition standards, effective January 1, 2018, the Company recognizes the majority of incentive income allocated to the Company as carried interest allocations, included in investment income (loss).
Interest and Dividends
Interest and dividends increased $40.0 million to $167.5 million for the nine months ended September 30, 2021 compared with $127.5 million in the prior year period. Interest and dividends amounts are primarily attributable to securities finance activity. The increase in the securities finance activity is due to higher customer demand which has created more matched book opportunities for international securities.
Insurance and Reinsurance Premiums
Insurance and reinsurance premiums increased $12.3 million to $31.2 million for the nine months ended September 30, 2021 compared with $18.9 million in the prior year period. This increase is driven by premiums from the insurance entity acquired in the first quarter of 2021 and a significant increase from our reinsurance entity which is partially offset by increases in the unearned premium reserve and outward reinsurance.
Other Revenues, net
Other revenues decreased $2.7 million to $2.6 million for the nine months ended September 30, 2021 compared with $5.3 million in the prior year period.
Consolidated Funds Revenues
Consolidated Funds revenues increased $21.0 million to a loss of $3.8 million for the nine months ended September 30, 2021 compared with a loss of $24.8 million in the prior year period. The increase is due to the losses in the prior period related to the UCITS fund as the merger strategy experienced significant challenges in Q1 2020. The UCITS fund was deconsolidated during the second quarter of 2020. The amounts shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Interest and Dividends Expense
Interest and dividends expense increased $37.8 million to $163.7 million for the nine months ended September 30, 2021 compared with $125.9 million in the prior year period. Interest and dividends amounts are primarily attributable to securities finance activities. There was an increase in the securities finance activity due to higher customer demand which has created more matched book opportunities for international securities.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $226.0 million to $809.1 million for the nine months ended September 30, 2021 compared with $583.1 million in the prior year period. The increase is primarily due to $454.3 million higher total revenues as well as an increase of $12.4 million in other income (loss) during 2021 as compared to 2020 and thus resulting in a higher compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 49% for the nine months ended September 30, 2021, compared with 50% in the prior year period.
Insurance and Reinsurance Claims and Commissions
Insurance and reinsurance-related expenses increased $3.1 million to $24.8 million for the nine months ended September 30, 2021 compared with $21.7 million in the prior year period. The increase is due to the inclusion of claims from an acquired insurance company.
Operating, General, Administrative and Other Expenses
Operating, general, administrative and other expenses increased $43.7 million to $308.7 million for the nine months ended September 30, 2021 compared with $265.0 million in the prior year period. The increase is primarily related to higher brokerage and trade execution costs as well as higher underwriting fees, due to higher brokerage and investment banking revenues, and an increase in marketing and business development expenses.
Depreciation and Amortization Expenses
Depreciation and amortization expenses decreased $3.6 million to $13.7 million for the nine months ended September 30, 2021 compared with $17.3 million in the prior year period. The decrease is primarily related certain intangible assets being fully amortized in the first quarter of 2021.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $4.3 million to $0.5 million for the nine months ended September 30, 2021 compared with $4.8 million in the prior year period. The decrease is due to the deconsolidation of one fund during 2021 and two in 2020. The amounts shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Other Income (Loss)
Other income (loss) increased $12.5 million to $23.0 million for the nine months ended September 30, 2021 compared with $10.5 million in the prior year period. The increase in other income (loss), which primarily represents our equity method investments, was primarily attributable to the increase in performance in our activist investments and also the bargain purchase gain on an acquisition from the first quarter of 2021, offset partially by a loss on debt extinguishment.
Income Taxes
Income tax expense increased $24.3 million to $76.9 million for the nine months ended September 30, 2021 compared with $52.6 million in the prior year period. This change is primarily attributable to the change in the Company’s income before income taxes for the respective periods.
Net Income (Loss) Attributable to Non-controlling Interests
Net income (loss) attributable to non-controlling interests increased $33.2 million to $13.4 million for the nine months ended September 30, 2021 compared with a loss of $19.8 million in the prior year period. The increase was primarily the result losses in the first half of 2020 related to weaker performance in the UCITS fund, which was deconsolidated during the second quarter of 2020. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.

Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company accrued $5.1 million preferred stock dividends for the periods ended September 30, 2021 and 2020, respectively.
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
The Company’s primary non-GAAP financial measures of profit or loss are Pre-tax Economic Income (Loss), Economic Income (Loss) and Economic Operating Income (Loss). Pre-tax Economic Income (Loss) is a pre-tax measure which (i) includes management reclassifications which the Company believes provides additional insight on the performance of the Company’s core businesses and divisions; (ii) eliminates the impact of consolidation for Consolidated Funds; and excludes (iii) goodwill and intangible impairment, (iv) certain other transaction-related adjustments and/or reorganization expenses, as well as (v) certain costs associated with debt. Economic Income (Loss) is a similar measure, but after tax, which includes the Company’s income tax expense or benefit calculated on Pre-tax Economic Income (Loss) once all currently available net operating losses have been utilized (this occurred during tax year 2020) and is presented after preferred dividends. Economic Operating Income (Loss) is a similar measure to Economic Income (Loss), but before depreciation and amortization expenses. The Company believes that these non-GAAP financial measures provide analysts and investors transparency into the measures of profit and loss management uses to evaluate the financial performance of and make operating decisions for the segments including determining appropriate compensation levels. Additionally, the measures provide investors and analysts with additional insight into the activities of the Company’s core businesses, taking into account, among other things, the impact of minority investment stakes, securities borrowing and lending activities and expenses from investment banking activities on US GAAP reported results. The Company presents Pre-tax Economic Income (Loss) in addition to Economic Income (Loss) and Economic Operating Income (Loss) to provide insight to investors and analysts on how the Company manages its tax position over time.
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
Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
Total Economic Operating Income (Loss) was $43.3 million for the three months ended September 30, 2021, an increase of $5.8 million compared to Economic Operating Income (Loss) of $37.4 million in the prior year period. Total Economic Income (Loss) was $39.7 million for the three months ended September 30, 2021, an increase of $7.9 million compared to Economic Income (Loss) of $31.8 million in the prior year period. Total Pre-tax Economic Income (Loss) was $55.3 million for the three months ended September 30, 2021, an increase of $21.8 million compared to Pre-tax Economic Income (loss) of $33.5 million in the prior year period.
Economic Proceeds included in total Economic Income (Loss) were $359.1 million for the three months ended September 30, 2021, an increase of $84.8 million compared to $274.3 million in the prior year period. This was primarily related to an increase in investment banking revenue and investment income partially, but a decrease in incentive income (loss).
Operating Company Segment
Economic Proceeds

	Three Months Ended September 30,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Economic Proceeds
Investment banking	$262,618	$185,151	$77,467	42%
Brokerage	160,486	167,084	(6,598)	(4)%
Management fees	14,739	14,374	365	3%
Incentive income (loss)	(57,288)	(2,621)	(54,667)	2,086%
Investment income (loss)	(20,418)	(90,364)	69,946	(77)%
Other income (loss) economic proceeds	(1,320)	(796)	(524)	66%
Total: Economic Proceeds	358,817	272,828	85,989	32%
Economic Interest Expense	5,669	6,026	(357)	(6)%
Net Economic Proceeds	$353,148	$266,802	$86,346	32%
Economic Proceeds The Op Co segment economic proceeds included in Economic Income (Loss) were $358.8 million for the three months ended September 30, 2021, an increase of $86.0 million compared to $272.8 million in the prior year period.
Investment Banking Economic Proceeds increased $77.4 million to $262.6 million for the three months ended September 30, 2021 compared with $185.2 million in the prior year period. During the three months ended September 30, 2021, the Company completed 46 underwriting transactions, 51 strategic advisory transactions, and five debt capital markets transactions. During the three months ended September 30, 2020, the Company completed 49 underwriting transactions, 18 strategic advisory transactions and four debt capital markets transactions. The average underwriting fee per transaction was 24.7% lower for the three months ended September 30, 2021 as compared to the prior year period.
Brokerage Economic Proceeds decreased $6.6 million to $160.5 million for the three months ended September 30, 2021, compared with $167.1 million in the prior year period. This was attributable to a decrease in Institutional Services, primarily Global Clearing. Institutional Brokerage revenues were essentially flat compared to the prior year quarter.
Management Fees Economic Proceeds for the segment increased $0.3 million to $14.7 million for the three months ended September 30, 2021 compared with $14.4 million in the prior year period. This increase in management fees was primarily related to an increase in management fees from the healthcare and sustainable investments strategies (Cowen Sustainable Investments I LP was deconsolidated in Q1 2021 therefore management fees are no longer eliminated).
Incentive Income (Loss) Economic Proceeds for the segment decreased $54.7 million to a loss of $57.3 million for the three months ended September 30, 2021 compared with a loss of $2.6 million in the prior year period. This decrease was related to a decrease in performance fees from our healthcare investments strategy.
Investment Income (Loss) Economic Proceeds for the segment increased $70.0 million to a loss of $20.4 million for the three months ended September 30, 2021 compared with a loss of $90.4 million in the prior year period. The increase primarily relates to a increase in performance, in the prior year, in our investment in electric truck maker Nikola and our healthcare strategies, partially offset by increases in our activism and merger arbitrage fund strategies.
Other Income (Loss) Economic Proceeds for the segment decreased $0.5 million to a loss of $1.3 million for the three months ended September 30, 2021 compared with a loss of $0.8 million in the prior year period. A significant contribution to the decrease comes from the higher claims costs and acquisition costs from the insurance business.
Economic Interest Expenses were $5.7 million for the three months ended September 30, 2021, a decrease of $0.3 million compared with $6.0 million in the prior year period.
Net Economic Proceeds were $353.1 million for the three months ended September 30, 2021, an increase of $86.3 million compared with $266.8 million in the prior year period.
Economic Expenses

	Three Months Ended September 30,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Economic Expenses
Employee compensation and benefits	$198,702	$152,829	$45,873	30%
Non-Compensation Expense	88,356	71,986	16,370	23%
Depreciation & Amortization	4,790	5,677	(887)	(16)%
Non-Controlling Interest	1,216	2,105	(889)	(42)%
Total: Economic Expenses	$293,064	$232,597	$60,467	26%
Economic Expenses were $293.1 million for the three months ended September 30, 2021, an increase of $60.5 million compared with $232.6 million in the prior year period.
Economic Compensation Expenses were $198.7 million compared to $152.8 million in the prior year period. The increase is due to higher overall revenue. The economic compensation-to-proceeds ratio was 55% compared to 56% in the prior year period.
Economic Non-compensation Expenses Fixed non-compensation expenses increased $7.2 million to $40.3 million for the three months ended September 30, 2021 compared with $33.0 million in the prior year period. The increase primarily related to an increase in professional and advisory fees and communication costs. Variable non-compensation expenses which primarily are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $9.0 million to $48.0 million for the three months ended September 30, 2021 compared with $39.0 million in the prior year period. The increase is primarily related to increased business development costs and variable professional and advisory fees, which includes employment agency fees and legal fees directly related to revenues.

Economic Depreciation and Amortization Expenses decreased to $4.8 million for the three months ended September 30, 2021 compared with $5.7 million in the prior year period.
Economic Non-controlling interests decreased by $0.9 million to $1.2 million for the three months ended September 30, 2021 compared with $2.1 million in the prior year period. Non-controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
Economic Income and Economic Operating Income

	Three Months Ended September 30,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Pre-tax Economic Income (Loss)	$60,084	$34,205	$25,879	76%
Economic income tax expense*	15,111	—	15,111	NM
Preferred dividends	1,477	1,415	62	4%
Economic Income (Loss)*	43,496	32,790	10,706	33%
Add back: Depreciation and amortization expense, net of taxes	3,548	5,677	(2,129)	(38)%
Economic Operating Income (Loss)	$47,044	$38,467	$8,577	22%
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
Asset Co Segment
Economic Proceeds

	Three Months Ended September 30,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Economic Proceeds
Management fees	$295	$262	$33	13%
Incentive income (loss)	(447)	1,319	(1,766)	(134)%
Investment income (loss)	391	(124)	515	(415)%
Other income (loss) economic proceeds	(1)	2	(3)	(150)%
Total: Economic Proceeds	238	1,459	(1,221)	(84)%
Economic Interest Expense	820	1,109	(289)	(26)%
Net Economic Proceeds	$(582)	$350	$(932)	(266)%
Economic Proceeds The Asset Co segment proceeds included in Economic Income (Loss) were $0.2 million for the three months ended September 30, 2021, a decrease of $1.3 million compared with $1.5 million in the prior year.
Management Fees Economic Proceeds for the segment remained fairly flat for the three months ended September 30, 2021.
Incentive Income (Loss) Economic Proceeds for the segment decreased $1.7 million to a loss of $0.4 million for the three months ended September 30, 2021 compared with income of $1.3 million in the prior year period. This decrease was related to a decrease in performance fees from the multi-strategy business.
Investment Income (Loss) Economic Proceeds for the segment increased $0.5 million to $0.4 million for the three months ended September 30, 2021, compared with a loss of $0.1 million in the prior year period.
Economic Interest Expenses were $0.8 million for the three months ended September 30, 2021, a decrease of $0.3 million compared with $1.1 million in the prior year period.
Net Economic Proceeds for the segment were negative proceeds (due to losses) of $0.6 million for the three months ended September 30, 2021, a decrease of $1.0 million compared with $0.4 million in the prior year period.

Economic Expenses

	Three Months Ended September 30,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Economic Expenses
Employee compensation and benefits	$4,186	$957	$3,229	337%
Non-Compensation Expense	38	133	(95)	(71)%
Depreciation & Amortization	6	5	1	20%
Total expenses	$4,230	$1,095	$3,135	286%
Economic Expenses were $4.2 million for the three months ended September 30, 2021, an increase of $3.1 million compared to $1.1 million in the prior year period.
Economic Compensation Expenses were $4.2 million for the three months ended September 30, 2021 compared to $1.0 million in the prior year period.
Economic Non-compensation Expenses Fixed non-compensation expenses remained fairly flat for the three months ended September 30, 2021 compared with the prior year period. Variable non-compensation expenses are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities.
Economic Depreciation and Amortization Expenses remained fairly flat for the three months ended September 30, 2021 compared to the prior year period and relates to costs allocated from general company assets.
Economic Income and Economic Operating Income

	Three Months Ended September 30,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Pre-tax Economic Income (Loss)	$(4,812)	$(745)	$(4,067)	546%
Economic income tax expense*	(1,256)	—	(1,256)	NM
Preferred dividends	221	283	(62)	(22)%
Economic Income (Loss)*	(3,777)	(1,028)	(2,749)	267%
Add back: Depreciation and amortization expense, net of taxes	5	5	—	—%
Economic Operating Income (Loss)	$(3,772)	$(1,023)	$(2,749)	269%
Preferred Stock Dividends. On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.
Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
Total Economic Operating Income (Loss) was $239.7 million for the nine months ended September 30, 2021, an increase of $42.5 million compared to Economic Operating Income (Loss) of $197.2 million in the prior year period. Total Economic Income (Loss) was $229.6 million for the nine months ended September 30, 2021, an increase of $49.2 million compared to Economic Income (Loss) of $180.4 million in the prior year period. Total Pre-tax Economic Income (Loss) was $319.3 million for the nine months ended September 30, 2021, an increase of $133.8 million compared to Pre-tax Economic Income (Loss) of $185.5 million in the prior year period.
Economic Proceeds included in total Economic Income (Loss) were $1,436.6 million for the nine months ended September 30, 2021, an increase of $393.1 million compared to $1,043.5 million in the prior year period. This was primarily related to an increase in investment banking, brokerage revenues and management fees only partially offset by a decrease in investment income (loss) and incentive income.

Operating Company Segment
Economic Proceeds

	Nine Months Ended September 30,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Economic Proceeds
Investment banking	$770,533	$474,778	$295,755	62%
Brokerage	558,178	466,823	91,355	20%
Management fees	59,448	41,724	17,724	42%
Incentive income (loss)	21,071	40,829	(19,758)	(48)%
Investment income (loss)	17,095	32,566	(15,471)	(48)%
Other income (loss) economic proceeds	7,150	(298)	7,448	NM
Total: Economic Proceeds	1,433,475	1,056,422	377,053	36%
Economic Interest Expense	19,035	18,471	564	3%
Net Economic Proceeds	$1,414,440	$1,037,951	$376,489	36%
Economic Proceeds The Op Co segment economic proceeds included in Economic Income (Loss) were $1,433.5 million for the nine months ended September 30, 2021, an increase of $377.1 million compared to $1,056.4 million in the prior year period.
Investment Banking Economic Proceeds increased $295.8 million to $770.5 million for the nine months ended September 30, 2021 compared with $474.8 million in the prior year period. During the nine months ended September 30, 2021, the Company completed 147 underwriting transactions, 114 strategic advisory transactions and 16 debt capital markets transactions. During the nine months ended September 30, 2020, the Company completed 121 capital markets transactions, 48 strategic advisory transactions and nine debt capital markets transactions.
Brokerage Economic Proceeds increased $91.4 million to $558.2 million for the nine months ended September 30, 2021, compared with $466.8 million in the prior year period. This was attributable to an increase in Institutional Brokerage, primarily Special Situations, Cash and Non-Dollar commission revenue offset by a decrease in Options commission revenue. Additionally, there was an increase in Institutional Services, primarily Prime Brokerage offset by a decrease in Global Clearing. Customer trading volumes across the industry (according to Bloomberg) increased 4% for the nine months ended September 30, 2021 compared to the prior year period.
Management Fees Economic Proceeds for the segment increased $17.7 million to $59.4 million for the nine months ended September 30, 2021 compared with $41.7 million in the prior year period. This increase in management fees was primarily related to an increase in management fees from the Cowen Healthcare investments and Cowen Sustainable funds.
Incentive Income (Loss) Economic Proceeds for the segment decreased $19.7 million to $21.1 million for the nine months ended September 30, 2021 compared with income of $40.8 million in the prior year period. This decrease was primarily related to a decrease in performance fees from our healthcare investments funds.
Investment Income (Loss) Economic Proceeds for the segment decreased $15.5 million to $17.1 million for the nine months ended September 30, 2021 compared with $32.6 million in the prior year period. The decrease primarily relates to a decrease in performance investments across most of our strategies including healthcare, merchant banking and portfolio hedge.
Other Income (Loss) Economic Proceeds for the segment increased $7.5 million to $7.2 million for the nine months ended September 30, 2021 compared with a loss of $0.3 million in the prior year period. The increase comes from a higher insurance result caused by higher premiums resulting from a recovery from the COVID-19 impact for Cowen Re and the additional business from Cowen Insurance Co acquired in the first quarter of 2021.
Economic Interest Expenses were $19.0 million for the nine months ended September 30, 2021, an increase of $0.5 million compared with $18.5 million in the prior year period.
Net Economic Proceeds were $1,414.4 million for the nine months ended September 30, 2021, an increase of $376.4 million compared with $1,038.0 million in the prior year period.

Economic Expenses

	Nine Months Ended September 30,		Total Period-to-Period
	2021	2020	$ Change	% Change
Economic Expenses	(dollars in thousands)
Employee compensation and benefits	$800,560	$582,480	$218,080	37%
Non-Compensation Expense	265,582	228,191	37,391	16%
Depreciation & Amortization	13,700	16,762	(3,062)	(18)%
Non-Controlling Interest	4,171	5,584	(1,413)	(25)%
Total: Economic Expenses	$1,084,013	$833,017	$250,996	30%
Economic Expenses were $1,084.0 million for the nine months ended September 30, 2021, an increase of $251.0 million compared with $833.0 million in the prior year period.
Economic Compensation Expenses were $800.6 million compared to $582.5 million in the prior year period. The increase was due to higher revenues. The economic compensation-to-proceeds ratio increased 55.8% compared to 55% in the prior year period.
Economic Non-compensation Expenses Fixed non-compensation expense increased $13.8 million to $116.3 million for the nine months ended September 30, 2021 compared with $102.7 million in the prior year period. The increase primarily related to an increase in professional and advisory fees and communication costs. Variable non-compensation expenses which primarily are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $23.7 million to $149.2 million for the nine months ended September 30, 2021 compared with $125.5 million in the prior year period. The increase is related to increased brokerage and trade execution costs and increased variable professional and advisory fees, which includes employment agency fees and legal fees directly related to revenues.
Economic Depreciation and Amortization Expenses decreased to $13.7 million for the nine months ended September 30, 2021 compared with $16.8 million in the prior year period. The decrease is primarily related certain intangible assets being fully amortized in the first quarter of 2021.
Economic Non-controlling interests decreased by $1.4 million to $4.2 million for the nine months ended September 30, 2021 compared with $5.6 million in the prior year period. Non-controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
Economic Income and Economic Operating Income

	Nine Months Ended September 30,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Pre-tax Economic Income (Loss)	$330,427	$204,934	$125,493	61%
Economic income tax expense *	87,563	—	87,563	NM
Preferred dividends	4,364	4,160	204	5%
Economic Income (Loss) *	238,500	200,774	37,726	19%
Add back: Depreciation and amortization expense, net of taxes	10,070	16,762	(6,692)	(40)%
Economic Operating Income (Loss)	$248,570	$217,536	$31,034	14%
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

Asset Co Segment

	Nine Months Ended September 30,		Total Period-to-Period
	2021	2020	$ Change	% Change
Economic Proceeds	(dollars in thousands)
Management fees	$911	$634	$277	44%
Incentive income (loss)	(1,148)	158	(1,306)	(827)%
Investment income (loss)	3,364	(13,671)	17,035	125%
Other income (loss) economic proceeds	(1)	4	(5)	(125)%
Total: Economic Proceeds	3,126	(12,875)	16,001	(124)%
Economic Interest Expense	3,082	4,014	(932)	(23)%
Net Economic Proceeds	$44	$(16,889)	$16,933	(100)%
Economic Proceeds The Asset Co segment proceeds included in Economic Income (Loss) were $3.1 million for the nine months ended September 30, 2021, an increase of $16.0 million compared with negative proceeds (due to losses) of $12.9 million in the prior year period.
Management Fees Economic Proceeds for the segment increased $0.3 million to $0.9 million for the nine months ended September 30, 2021 compared with $0.6 million in the prior year period. This increase was related to an increase in management fees from the Company's multi-strategy business.
Incentive Income (Loss) Economic Proceeds for the segment decreased $1.3 million to a loss of $1.1 million for the nine months ended September 30, 2021 compared with income of $0.2 million in the prior year period. This decrease was related to a decrease in performance fees from the Company's multi-strategy business.
Investment Income (Loss) Economic Proceeds for the segment increased $17.1 million to $3.4 million for the nine months ended September 30, 2021, compared with a loss of $13.7 million in the prior year period. The increase primarily relates to an impairment of an equity method investment and decreased performance of our multi-strategy fund which occurred in 2020.
Economic Interest Expenses were $3.1 million for the nine months ended September 30, 2021, a decrease of $0.9 million compared with $4.0 million in the prior year period.
Net Economic Proceeds for the segment were negative proceeds (due to losses) of $0.0 million for the nine months ended September 30, 2021, an increase of $16.9 million compared with negative proceeds (due to losses) of $16.9 million in the prior year period.

Economic Expenses

	Nine Months Ended September 30,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Economic Expenses
Employee compensation and benefits	$11,137	$2,093	$9,044	432%
Non-Compensation Expense	13	396	(383)	(97)%
Depreciation & Amortization	15	17	(2)	(12)%
Total: Economic Expenses	$11,165	$2,506	$8,659	346%

Economic Expenses were $11.2 million for the nine months ended September 30, 2021, an increase of $8.7 million compared to $2.5 million in the prior year period.
Economic Compensation Expenses were $11.1 million for the nine months ended September 30, 2021, compared to $2.1 million in the prior year period. The increase was due to higher revenues related to investment income (loss).
Economic Non-compensation Expenses Fixed non-compensation expense decreased $0.4 million for the nine months ended September 30, 2021 compared with the prior year period. The decrease is primarily related to decreased professional, advisory and other fees. Variable non-compensation expenses, which remained fairly flat for the nine months ended September 30, 2021 compared with the prior year period, are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities.

Economic Depreciation and Amortization Expenses remained fairly flat for the nine months ended September 30, 2021 compared to the prior year period and relates to costs allocated from general company assets.
Economic Income and Economic Operating Income

	Nine Months Ended September 30,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Pre-tax Economic Income (Loss)	$(11,121)	$(19,395)	$8,274	(43)%
Economic income tax expense *	(2,947)	—	(2,947)	NM
Preferred dividends	730	934	(204)	(22)%
Economic Income (Loss) *	(8,904)	(20,329)	11,425	(56)%
Add back: Depreciation and amortization expense, net of taxes	15	17	(2)	(12)%
Economic Operating Income (Loss)	$(8,889)	$(20,312)	$11,423	(56)%
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

Reconciliation of US GAAP to Non-GAAP Measures for the three and nine months ended September 30, 2021 and 2020
The following tables reconciles total US GAAP Revenues to total Economic Proceeds for the three and nine months ended September 30, 2021 and 2020:

		(unaudited)
		Three Months Ended September 30, 2021
(Dollar amounts in thousands)		Investment Banking	Brokerage	Investment Income	Management Fees	Incentive Income	Interest and Dividends	Reinsurance premiums	Other revenues, net	Consolidated Funds Revenues	Other Income (Loss)	Total
Total US GAAP Revenues and Other Income (Loss)		$273,532	$131,371	$(64,301)	$15,334	$6	$45,978	$12,586	$(1,078)	$(1,191)	$4,266	$416,503
Management Presentation Reclassifications:
Underwriting expenses	a	(7,208)	—	—	—	—	—	—	—	—	—	(7,208)
Reimbursable client expenses	b	(3,706)	—	—	—	—	—	—	(389)	—	—	(4,095)
Securities financing interest expense	c	—	1,565	—	—	—	(30,417)	—	—	—	—	(28,852)
Fund start-up costs, distribution and other fees	d	—	(94)	—	(4,328)	—	—	—	(610)	—	—	(5,032)
Certain equity method investments	e	—	—	—	3,974	2,592	—	—	—	—	(4,575)	1,991
Carried interest	f	—	—	60,471	—	(60,263)	—	—	—	—	—	208
Proprietary trading, interest and dividends	g	—	8,523	(14,436)	—	(157)	(5,658)	—	1,341	—	12,381	1,994
Insurance related activities expenses	h	—	—	—	—	—	—	(12,586)	(586)	—	—	(13,172)
Facilitation trading gains and losses	i	—	19,121	(535)	—	—	(9,903)	—	1	—	(12,072)	(3,388)
Total Management Presentation Reclassifications:		(10,914)	29,115	45,500	(354)	(57,828)	(45,978)	(12,586)	(243)	—	(4,266)	(57,554)
Fund Consolidated Reclassifications	l	—	—	(1,226)	54	87	—	—	—	1,191	—	106
Total Economic Proceeds		$262,618	$160,486	$(20,027)	$15,034	$(57,735)	$—	$—	$(1,321)	$—	$—	$359,055

		(unaudited)
		Three Months Ended September 30, 2020
(Dollar amounts in thousands)		Investment Banking	Brokerage	Investment Income	Management Fees	Incentive Income	Interest and Dividends	Reinsurance premiums	Other revenues, net	Consolidated Funds Revenues	Other Income (Loss)	Total
Total US GAAP Revenues and Other Income (Loss)		$194,341	$119,804	$(54,895)	$11,954	$127	$37,552	$2,505	$2,388	$7,520	$4,043	$325,339
Management Presentation Reclassifications:
Underwriting expenses	a	(4,013)	—	—	—	—	0	0	—	0	0	(4,013)
Reimbursable client expenses	b	(5,177)	—	—	—	—	0	0	(269)	0	0	(5,446)
Securities financing interest expense	c	—	3,318	—	—	—	(28,378)	0	—	0	0	(25,060)
Fund start-up costs, distribution and other fees	d	—	—	—	(617)	—	0	—	(239)	—	—	(856)
Certain equity method investments	e	—	—	—	3,136	2,275	3	—	—	—	(3,681)	1,733
Carried interest	f	—	—	4,277	—	(4,660)	0	—	—	—	—	(383)
Proprietary trading, interest and dividends	g	—	28,142	(33,699)	—	956	(1,830)	—	(327)	—	(361)	(7,119)
Insurance related activities expenses	h	—	—	—	—	—	—	(2,505)	(2,345)	—	(2)	(4,852)
Facilitation trading gains and losses	i	—	15,820	(10,088)	—	—	(7,347)	—	—	—	1	(1,614)
Total Management Presentation Reclassifications:		(9,190)	47,280	(39,510)	2,519	(1,429)	(37,552)	(2,505)	(3,180)	—	(4,043)	(47,610)
Fund Consolidated Reclassifications	l	—	—	3,917	163	—	—	—	(2)	(7,520)	—	(3,442)
Total Economic Proceeds		$185,151	$167,084	$(90,488)	$14,636	$(1,302)	$—	$—	$(794)	$—	$—	$274,287

		(unaudited)
		Nine Months Ended September 30, 2021
(Dollar amounts in thousands)		Investment Banking	Brokerage	Investment Income	Management Fees	Incentive Income	Interest and Dividends	Reinsurance premiums	Other revenues, net	Consolidated Funds Revenues	Other Income (Loss)	Total
Total US GAAP Revenues and Other Income (Loss)		$803,347	$444,168	$114,996	$56,071	$2,433	$167,539	$31,196	$2,612	$(3,843)	$22,958	$1,641,477
Management Presentation Reclassifications:
Underwriting expenses	a	(20,275)	—	—	—	—	—	—	—	—	—	(20,275)
Reimbursable client expenses	b	(12,539)	—	—	—	—	—	—	(972)	—	—	(13,511)
Securities financing interest expense	c	—	9,132	—	—	—	(121,073)	—	—	—	—	(111,941)
Fund start-up costs, distribution and other fees	d	—	(360)	—	(8,850)	—	—	—	(1,914)	—	—	(11,124)
Certain equity method investments	e	—	—	—	10,976	16,590	—	—	—	—	(21,298)	6,268
Carried interest	f	—	—	(768)	—	1,090	—	—	—	—	—	322
Proprietary trading, interest and dividends	g	—	34,870	(79,871)	—	(207)	(12,016)	—	1,070	—	34,148	(22,006)
Insurance related activities expenses	h	—	—	—	—	—	—	(31,196)	6,353	—	—	(24,843)
Facilitation trading gains and losses	i	—	70,368	(11,055)	—	—	(34,450)	—	—	—	(36,491)	(11,628)
Total Management Presentation Reclassifications:		(32,814)	114,010	(91,694)	2,126	17,473	(167,539)	(31,196)	4,537	—	(23,641)	(208,738)
Fund Consolidated Reclassifications	l	—	—	(2,843)	2,162	17	—	—	—	3,843	—	3,179
Income Statement Adjustments:
Bargain purchase gain	n	—	—	—	—	—	—	—	—	—	(3,855)	(3,855)
Debt extinguishment loss	p	—	—	—	—	—	—	—	—	—	4,538	4,538
Total Income Statement Adjustments:		—	—	—	—	—	—	—	—	—	683	683
Total Economic Proceeds		$770,533	$558,178	$20,459	$60,359	$19,923	$—	$—	$7,149	$—	$—	$1,436,601

		(unaudited)
		Nine Months Ended September 30, 2020
(Dollar amounts in thousands)		Investment Banking	Brokerage	Investment Income	Management Fees	Incentive Income	Interest and Dividends	Reinsurance premiums	Other revenues, net	Consolidated Funds Revenues	Other Income (Loss)	Total
Total US GAAP Revenues and Other Income (Loss)		$503,351	$391,390	$107,137	$35,211	$127	$127,547	$18,943	$5,257	$(24,760)	$10,509	$1,174,712
Management Presentation Reclassifications:
Underwriting expenses	a	(16,524)	—	—	—	—	—	—	—	—	—	(16,524)
Reimbursable client expenses	b	(12,049)	—	—	—	—	—	—	(828)	—	—	(12,877)
Securities financing interest expense	c	—	13,541	—	—	—	(96,085)	—	—	—	—	(82,544)
Fund start-up costs, distribution and other fees	d	—	—	—	(3,430)	—	—	—	(756)	—	—	(4,186)
Certain equity method investments	e	—	—	—	9,102	17,243	—	—	—	—	(20,985)	5,360
Carried interest	f	—	—	(22,917)	—	22,665	—	—	—	—	—	(252)
Proprietary trading, interest and dividends	g	—	53,637	(69,901)	—	952	(12,656)	—	(1,222)	—	10,476	(18,714)
Insurance related activities expenses	h	—	—	—	—	—	—	(18,943)	(2,773)	—	—	(21,716)
Facilitation trading gains and losses	i	—	8,255	6,274	—	—	(18,806)	—	—	—	—	(4,277)
Total Management Presentation Reclassifications:		(28,573)	75,433	(86,544)	5,672	40,860	(127,547)	(18,943)	(5,579)	—	(10,509)	(155,730)
Fund Consolidated Reclassifications	l	—	—	(1,698)	1,475	—	—	—	28	24,760	—	24,565
Total Economic Proceeds		$474,778	$466,823	$18,895	$42,358	$40,987	$—	$—	$(294)	$—	$—	$1,043,547

The following table reconciles total US GAAP interest and dividends expense to total Economic Interest Expense for the three and nine months ended September 30, 2021and 2020:

		(unaudited)
		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)		2021	2020	2021	2020
Total US GAAP Interest & Dividend Expense		$43,035	$37,754	$163,749	$125,850
Management Presentation Reclassifications:
Securities financing interest expense	c	(28,852)	(25,060)	(111,941)	(82,544)
Fund start-up costs, distribution and other fees	d	(1,088)	—	(2,257)	—
Proprietary trading gains and losses	g	(3,192)	(2,793)	(8,678)	(13,150)
Facilitation trading gains and losses	i	(3,388)	(1,614)	(11,628)	(4,277)
Total Management Presentation Reclassifications:		(36,520)	(29,467)	(134,504)	(99,971)
Income Statement Adjustments:
Accelerated debt costs	p	—	—	(5,557)	—
Amortization of discount/(premium) on debt	m	(26)	(1,152)	(1,571)	(3,394)
Total Income Statement Adjustments:		(26)	(1,152)	(7,128)	(3,394)
Total Economic Interest Expense		$6,489	$7,135	$22,117	$22,485

The following tables reconcile total US GAAP Expenses and non-controlling interests to total Economic Expenses for the three and nine months ended September 30, 2021and 2020:

		(unaudited)
		Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
(Dollar amounts in thousands)		Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total	Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total
Total US GAAP		$201,686	$126,725	$(4,938)	$323,473	$153,427	$95,812	$9,232	$258,471
Management Presentation Reclassifications:
Underwriting expenses	a	—	(7,208)	—	(7,208)	—	(4,013)	—	(4,013)
Reimbursable client expenses	b	—	(4,095)	—	(4,095)	—	(5,446)	—	(5,446)
Fund start-up costs, distribution and other fees	d	—	(3,944)	—	(3,944)	—	(856)	—	(856)
Certain equity method investments	e	—	1,991	—	1,991	—	1,733	—	1,733
Carried interest	f	—	208	—	208	—	(383)	—	(383)
Proprietary trading, interest and dividends	g	—	478	4,708	5,186	—	1,958	(6,284)	(4,326)
Insurance related activities expenses	h	—	(13,172)	—	(13,172)	—	(4,852)	—	(4,852)
Associated partner/banker compensation	j	1,550	(1,550)	—	—	706	(706)	—	—
Management company non-Controlling interest	k	(348)	(868)	1,216	—	(347)	(1,758)	2,105	—
Total Management Presentation Reclassifications:		1,202	(28,160)	5,924	(21,034)	359	(14,323)	(4,179)	(18,143)
Fund Consolidated Reclassifications	l	—	(124)	230	106	—	(494)	(2,948)	(3,442)
Income Statement Adjustments:
Acquisition related adjustments	n	—	(1,007)	—	(1,007)	—	(171)	—	(171)
Contingent liability adjustments	n	—	(4,244)	—	(4,244)	—	(3,023)	—	(3,023)
Total Income Statement Adjustments:		—	(5,251)	—	(5,251)	—	(3,194)	—	(3,194)
Total Economic Expenses		$202,888	$93,190	$1,216	$297,294	$153,786	$77,801	$2,105	$233,692

		(unaudited)
		Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
(Dollar amounts in thousands)		Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total	Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total
Total US GAAP		$809,068	$347,787	$13,379	$1,170,234	$583,137	$308,783	$(19,843)	$872,077
Management Presentation Reclassifications:
Underwriting expenses	a	—	(20,275)	—	(20,275)	—	(16,524)	—	(16,524)
Reimbursable client expenses	b	—	(13,511)	—	(13,511)	—	(12,877)	—	(12,877)
Fund start-up costs, distribution and other fees	d	—	(8,867)	—	(8,867)	—	(4,186)	—	(4,186)
Certain equity method investments	e	—	6,268	—	6,268	—	5,360	—	5,360
Carried interest	f	—	322	—	322	—	(252)	—	(252)
Proprietary trading, interest and dividends	g	—	3,749	(17,077)	(13,328)	—	3,951	(9,515)	(5,564)
Insurance related activities expenses	h	—	(24,843)	—	(24,843)	—	(21,716)	—	(21,716)
Associated partner/banker compensation	j	3,672	(3,672)	—	—	2,469	(2,469)	—	—
Management company non-Controlling interest	k	(1,043)	(3,128)	4,171	—	(1,033)	(4,551)	5,584	—
Total Management Presentation Reclassifications:		2,629	(63,957)	(12,906)	(74,234)	1,436	(53,264)	(3,931)	(55,759)
Fund Consolidated Reclassifications	l	—	(519)	3,698	3,179	—	(4,793)	29,358	24,565
Income Statement Adjustments:
Acquisition related amounts	n	—	(1,324)	—	(1,324)	—	(34)	—	(34)
Contingent liability adjustments	n	—	(2,677)	—	(2,677)	—	(4,781)	—	(4,781)
Goodwill and/or other impairment	r	—	—	—	—	—	(545)	—	(545)
Total Income Statement Adjustments:		—	(4,001)	—	(4,001)	—	(5,360)	—	(5,360)
Total Economic Expenses		$811,697	$279,310	$4,171	$1,095,178	$584,573	$245,366	$5,584	$835,523

The following table reconciles US GAAP Net Income (loss) Attributable to Cowen Inc. Common Stockholders to Pre-tax Economic Income (Loss), Economic Income (loss), and Economic Operating Income (loss) for the three and nine months ended September 30, 2021and 2020:

		(unaudited)
		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)		2021	2020	2021	2020

US GAAP Net income (loss) attributable to Cowen Inc. common stockholders		$36,105	$18,586	$225,536	$119,102
Income Statement Adjustments:
US GAAP Income tax expense (benefit)	o	12,192	8,830	76,864	52,589
Amortization of discount (premium) on debt	m	26	1,152	1,571	3,394
Goodwill and/or other impairment	r	—	—	—	545
Debt extinguishment gain (loss) and/or accelerated debt costs	p	—	—	10,095	—
Bargain purchase gain	n	—	—	(3,855)	—
Contingent liability adjustments	n	4,244	3,023	2,677	4,781
Acquisition related amounts	n	1,007	171	1,324	34
Preferred dividends	q	1,698	1,698	5,094	5,094
Pre-tax Economic Income (Loss)		55,272	33,460	319,306	185,539
Economic income tax expense *		(13,855)	—	(84,616)	—
Preferred dividends		(1,698)	(1,698)	(5,094)	(5,094)
Economic Income (Loss) *		$39,719	$31,762	$229,596	$180,445
Add back: Depreciation and amortization expense, net of taxes		3,553	5,682	10,085	16,779
Economic Operating Income (Loss)		$43,272	$37,444	$239,681	$197,224
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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. However, the Company’s assessment could be affected by various risks and uncertainties, including but not limited to, the effects of the COVID-19 pandemic. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of September 30, 2021, we had cash and cash equivalents of $1,057.1 million and net liquid investment assets of $1.2 billion, which includes cash and cash equivalents and short-term investments held by foreign subsidiaries as of September 30, 2021 of $101.5 million. The Company continues to permanently reinvest the capital and accumulated earnings of its subsidiaries in the United Kingdom, Malta, Germany, Switzerland, Canada, South Africa, and Hong Kong.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid by March 15th.
As a clearing member firm providing services to certain of our brokerage customers, we are subject to cash deposit requirements with clearing organizations, brokers and banks that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers' trading activity and market volatility. At September 30, 2021, the Company had security deposits totaling $76.8 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures.
Unfunded commitments
The following table summarizes unfunded commitments as of September 30, 2021:

Entity	Unfunded Commitments	Commitment term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	$6,093	3.30 years
Eclipse Ventures Fund I, L.P.	$28	3.30 years
Eclipse Fund II, L.P.	$33	4.30 years
Eclipse Continuity Fund I, L.P.	$34	5.30 years
Cowen Healthcare Investments III LP	$3,207	5.30 years
Cowen Healthcare Investments IV LP	$6,868	6.30 years
Cowen Sustainable Investments I LP	$15,715	8.30 years
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

Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum, which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and accrued a cash dividend in respect of the Series A Convertible Preferred Stock of $5.1 million, for the nine months ended September 30, 2021 and 2020, respectively.
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
Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, into a number of shares of the Company's Class A common stock equal to the liquidation preference of $1,000 divided by the conversion rate. The initial conversion rate (subsequent to the December 5, 2016 reverse stock split) is 38.0619 shares (which equates to $26.27 per share) of the Company's Class A common stock for each share of the Series A Convertible Preferred Stock. At any time on or after May 20, 2020, when the Company's capped call option expired, the Company may elect to convert all outstanding shares of the Series A Convertible Preferred Stock into shares of the Company's Class A common stock, cash or a combination thereof, at the Company's election, in each case, based on the then-applicable conversion rate (which at December 31, 2020 was 38.488), if the last reported sale price of the Company's Class A common stock equals or exceeds 150% of the then-current conversion price on at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days (including on the last trading day of such period) immediately prior to such election. At the time of conversion, the conversion rate may be adjusted based on certain events, including but not limited to the issuance of cash dividends or Class A common stock as dividends to the Company's Class A common shareholders or a share split or combination. The Company has the intent and ability to settle the preferred shares in cash and, as a result, the preferred shares do not have an impact on the Company's diluted earnings per share calculation (See Note 22).
The Company may also incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital.
Regulation
Regulatory Capital
As registered broker-dealers with the United States Securities and Exchange Commission ("SEC"), Cowen and Company, ATM Execution and Westminster are subject to the Uniform Net Capital Rule 15c3-1, "SEA Rule 15c3-1," under the Securities Exchange Act ("SEA") of 1934, which requires the maintenance of minimum net capital. Each registered broker-dealer has elected to compute net capital under the alternative method permitted by that rule.
Effective June 1, 2021, Cowen Prime Services LLC ("Cowen Prime") transferred all of the net assets of its investment advisory business to a newly formed investment advisor, Cowen Prime Advisors LLC. Cowen Prime Advisors LLC succeeded to Cowen Prime’s SEC investment advisor registration on that date pursuant to statutory guidance. As a result of implementing that guidance and the succession process, Cowen Prime is no longer registered as an investment advisor with the SEC but does remain registered as a broker-dealer.
As of June 30, 2021, Cowen Prime and Cowen and Company were granted regulatory approval to merge from the Financial Industry Regulatory Authority Inc. The companies completed the merger on September 1, 2021 with Cowen & Company being the surviving entity. As a result of the merger, Cowen Prime intends to withdraw its status as a registered broker-dealer with the SEC in the fourth quarter of 2021.
Under the alternative method, Cowen and Company's minimum net capital requirement, as defined in (a)(4) of SEA Rule 15c3-1, is equal to the greater of $1.0 million or 2% of aggregate debits arising from customer transactions. ATM Execution, and Westminster are required to maintain minimum net capital, as defined in (a)(1)(ii) of SEA Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debits arising from customer transactions. Advances to affiliates, repayment of borrowings, distributions, dividend payments, and other equity withdrawals are subject to certain notification and other provisions of SEA Rule 15c3-1 and other regulatory bodies.
Cowen and Company is also subject to certain net capital rule requirements under the Regulation 1.17 of the Commodity Futures Trading Commission ("CFTC") under Commodities Exchange Act (“CEA”) as an introducing broker. Under Regulation

1.17, Cowen and Company is required to maintain net capital equal to or in excess of $45,000 or the amount of net capital required by SEA Rule 15c3-1, whichever is greater. Additionally, as an options clearing member of the Options Clearing Corporation ("OCC") under OCC Rule 302, Cowen and Company is required to maintain net capital equal to the greater of $2.0 million or 2% of aggregate debit items. At September 30, 2021, Cowen and Company had $315.8 million of net capital in excess of its minimum requirements under SEA Rule 15c3-1.
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
As of September 30, 2021, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA or SFC requirement and excess as follows:

Subsidiary	Net Capital	Net Capital Requirement	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$324,607	$8,854	$315,753
ATM Execution	$5,910	$250	$5,660
Westminster	$24,487	$250	$24,237
Cowen International Ltd	$38,928	$27,853	$11,075
Cowen Execution Ltd	$12,912	$3,734	$9,178
Cowen Asia	$2,299	$385	$1,914
Customer Protection
The Company's U.S. broker-dealers must also comply with the customer protection provisions under SEA Rule 15c3-3 which requires a computation of a reserve requirement for customer and maintenance of a deposit of cash or securities into a special reserve bank account for the exclusive benefit of customers; or claim an exemption pursuant to subparagraphs (k)(2)(i) or (k)(2)(ii) of that rule. Firms can rely on more than one exemption.
ATM Execution claims the (k)(2)(ii) exemption with regard to all of their customer accounts and transactions that are introduced on a fully-disclosed basis to their clearing agents for clearing, settlement and custody. Westminster claims the (k)(2)(i) exemption with regards to customer transactions and balances that are cleared, settled and custodied in bank accounts designated as Special Accounts for the Exclusive Benefit of Customers ("Special Bank Accounts"). Westminster also claims exemption for other business activities that are not covered under (k)(2)(i) contemplated by Footnote 74 of the SEC Release No. 34-70073 adopting amendments to 17 C.F.R. § 240.17a-5 for receiving transaction-based compensation in return for providing commission management services.
In accordance with the requirements of SEA Rule 15c3-3, Cowen and Company may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of September 30, 2021, Cowen and Company had segregated approximately $55.8 million of cash to satisfy the customer reserve provision of SEA Rule 15c3-3..
As a clearing and carrying broker-dealer, Cowen and Company is required to compute a reserve requirement for proprietary accounts of broker-dealers ("PAB"), as defined in SEA Rule 15c3-3. Cowen and Company conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEA Rule 15c3-3. This allows each correspondent firm that uses Cowen and Company as its clearing broker-dealer to classify its PAB account assets held at Cowen and Company as allowable assets in the correspondent's net capital calculation. At September 30, 2021, Cowen and Company had $14.2 million of cash on deposit in PAB Reserve Bank Accounts. Cowen and Company and ATM Execution also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. The CFTC has finalized rules establishing capital requirements and financial reporting requirements for CFTC registered swap dealers not subject to regulation by a banking regulator. The SEC has finalized rules establishing similar standards for an entity registering as a standalone securities-based swaps dealer. On October 6, 2021, Cowen Financial Products LLC (“CFP”) became subject to the SEC’s standalone securities-based swap regulatory requirements. CFP registered as a securities-based swap dealer with the SEC with an effective date of November 1, 2021. Under the rules there is a minimum net capital requirement for, among others, an entity that acts as a dealer in security-based swaps, which is the greater of $20 million or 2% of risk margin amount (that the SEC could, in the future, increase up to 4% or 8% of a risk margin amount). The risk margin amount means the sum of (i) the total initial margin required to be maintained by the SEC securities-based swaps dealer at each clearing agency with respect to securities-based swaps transactions cleared for securities-based swap customers and (ii) the total initial margin amount calculated by the SEC securities-based swaps dealer swaps dealer with respect to non-cleared securities-based swaps under new SEC rules.
Cowen Insurance Co and Cowen Re are individually required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Malta and Luxembourg, respectively. Each company's individual solvency capital ratio calculated at the end of each quarter must exceed a minimum requirement. As of December 31, 2020 and June 30, 2021 (the last testing date for Cowen Re and Cowen Insurance Co respectively), the solvency capital ratios of both Cowen Insurance Co and Cowen Re were in excess of the minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen's captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of September 30, 2021. RCG Insurance Company’s capital and surplus as of September 30, 2021 totaled approximately $6.7 million.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, realized returns on its own invested capital and borrowings on debt. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash provided by operating activities of $472.3 million for the nine months ended September 30, 2021 was primarily related to (i) a decrease in securities owned, at fair value, held at broker dealer, (ii) an increase in payable to customers and (iii) an increase in stock loan. Net cash provided by operating activities of $290.6 million for the nine months ended September 30, 2020 was primarily related to to (i) Cowen's net income, (ii) proceeds from securities owned, at fair value, held at broker dealers, (iii) sales of securities owned, at fair value offset partially by purchases of securities owned, at fair value and (iv) a reduction in compensation payable.
Investing Activities.    Net cash used in investing activities of $8.4 million for the nine months ended September 30, 2021 was primarily related to purchases of other investments only partially offset with the proceeds from sales of other investments. Net cash used in investing activities of $41.3 million for the nine months ended September 30, 2020 was primarily related to the purchase of other investments and the reduction of cash held at a deconsoldiated entity only partially offset by sales of other investments
Financing Activities.    Net cash used in financing activities for the nine months ended September 30, 2021 of $121.1 million was primarily related to (a) repayments on convertible debt as well as notes and other debt and (b) purchase of treasury stock only partially offset by an increase in borrowings on notes and other debt.  Net cash provided by financing activities for the nine months ended September 30, 2020 of $95.3 million was primarily related to (i) capital contributions by non-controlling interests offset only partially by capital withdrawals by non-controlling interests in Consolidated Funds and (ii) borrowings on notes and other debt offset only partially by repayments on notes and other debt.
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
On March 24, 2021, the Company issued a redemption notice announcing that the Company would redeem all of the December 2022 Convertible Notes, and provided holders the option to elect to settle the as-converted value of the December 2022 Convertible Notes as allowed under the terms of the December 2022 Convertible Notes. As a result of the Company’s call for redemption of the December 2022 Convertible Notes, the December 2022 Convertible Notes were convertible, at the option of the holder at any time prior to June 22, 2021, the second business day prior to the December 2022 Convertible Notes' Redemption Date. On June 24, 2021 (the "Redemption Date") the Company redeemed all of the outstanding principal amount of the December 2022 Convertible Notes. The redemption amount was determined based on the holders election to convert, which allowed for either 100.00% of the principal amount thereof plus accrued and unpaid interest on such principal amount up to June 15, 2021, to, but not including the Redemption Date of the December 2022 Convertible Notes, or the value of the Company's Class A common stock to be issued on conversion. The settlement method for the December 2022 Convertible Notes was $88.1 million in cash, (the outstanding principal amount of the December 2022 Convertible Notes) and 2,938,841 shares of the Company’s Class A common stock, (the remainder of the conversion obligation in excess of the principal amount). The conversion rate on the December 2022 Convertible Notes on the Redemption Date was 33.35 shares of the Company’s Class A common stock per $1,000 principal amount of December 2022 Convertible Notes converted. In conjunction with the redemption of the remaining December 2022 Convertible Notes, the Company accelerated the pro rata unamortized discount of $5.1 million and capitalized debt issuance costs of $0.5 million.
Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $1.2 million for the three months ended September 30, 2020, and $1.5 million and $3.5 million for the nine months ended September 30, 2021 and 2020, respectively, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and was amortized over the life of the December 2022 Convertible Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The Company recorded interest expense of $1.0 million for the three months ended September 30, 2020 and $1.3 million and $3.0 million for the nine months ended September 30, 2021 and 2020, respectively.
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, which is shown net in notes payable in the accompanying condensed consolidated statement of financial condition. To date the May 2024 Notes have maintained their initial private rating, and the interest rate has remained unchanged. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $1.4 million for the three months ended September 30, 2021 and 2020 and $4.2 million for the nine months ended September 30, 2021 and 2020, respectively. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in September 2019, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the "June 2033 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $1.9 million for the three months ended September 30, 2021 and 2020 and $5.8 million for the nine months ended September 30, 2021 and 2020, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.

December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the "December 2027 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million for the three months ended September 30, 2020 and $2.5 million and $7.6 million for nine months ended September 30, 2021 and 2020, respectively. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
On March 24, 2021, the Company delivered payment of and discharged all $138.0 million outstanding aggregate principal of the December 2027 Notes plus accrued and unpaid interest through the effective redemption date of April 23, 2021. In conjunction with the extinguishment of the December 2027 Notes , the Company accelerated the pro-rata capitalized debt issuance costs. For the nine months ended September 30, 2021, the Company recognized $4.4 million of loss on debt extinguishment, respectively.
Term Loan
March 2028 Term Loan
On March 24, 2021, the Company borrowed $300 million of first lien term loan due March 24, 2028 (the “March 2028 Term Loan”). The interest on the March 2028 Term Loan is payable at the option of the Company on a monthly, quarterly or bi-annual rate equal to London Inter-bank Offered Rate ("LIBOR") (of no less than the floor of 0.75%) plus a margin of 3.25%. The Company is required to pay 1.00% per annum of the original principal amount of the March 2028 Term Loan. The obligations of the Company for the March 2028 Term Loan are guaranteed by certain of the Company’s wholly-owned domestic subsidiaries (excluding its broker-dealer subsidiaries) (the “Guarantors”) and secured by substantially all of the assets of the Company and the Guarantors, subject in each case to certain customary exceptions. The terms of the March 2028 Term Loan contain customary affirmative and negative covenants, including standard leverage and financial incurrence covenants. Proceeds from the term loan were used to (i) satisfy and discharge and redeem the Company’s 2027 Senior Notes, (ii) redeem the Company’s December 2022 Convertible Notes that remained outstanding as of March 31, 2021 and pay the cash settlement amount in connection with the conversion of December 2022 Convertible Notes prior to that redemption date, and (iii) for the payment of fees, commissions, premiums, expenses and other transaction costs (including original issue discount or upfront fees) payable in connection with the transactions related thereto. As of September 30, 2021, the outstanding principal amount of the March 2028 Term Loan was $297.8 million.
Interest expense for the March 2028 Term Loan was $3.1 million for the three months ended September 30, 2021 and $6.3 million for the nine months ended September 30, 2021, based on an effective interest rate of 4.46%. The Company capitalized debt issuance costs of approximately $6.6 million and initial unamortized discount of $1.5 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the March 2028 Term loan in interest and dividends expense in the accompanying condensed consolidated statements of operations.
June 2020 Term Loan
On June 30, 2017, a subsidiary of the Company borrowed $28.2 million to fund general corporate purposes. In July 2019, the subsidiary of the Company borrowed separately, from the same lender, $4.0 million to fund general corporate purposes. Each loan was secured by the value of the Company's limited partnership interests in two affiliated investment funds. The Company had provided a guarantee for these loans. Both loans had an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire combined principal amount due (as amended) on June 26, 2020 when they were both fully repaid. The Company recorded interest expense of $0.8 million for the nine months ended September 30, 2020.
Other Notes Payable
During January 2021, the Company borrowed $3.0 million to fund insurance premium payments. This note had an effective interest rate of 2.01% and was due in December 2021, with monthly payment requirements of $0.3 million. As of September 30, 2021, the outstanding balance on this note was $0.8 million. Interest expense for the three and nine months ended September 30, 2021 was insignificant.
During November 2019, the Company borrowed $2.6 million to fund general corporate capital expenditures. This note had an effective interest rate of 6% and is due in November 2024, with monthly payment requirements of $0.1 million. As of

September 30, 2021, the outstanding balance on this note was $1.7 million. Interest expense was insignificant for the three months ended September 30, 2021 and $0.1 million for nine months ended September 30, 2021.
On September 30, 2020, the Company borrowed $72.0 million from Purple Protected Asset S-81 ("PPA S-81"), a Luxembourg entity unrelated to Cowen. The Company repaid $60.0 million of the PPA S-81 loan in June 2021. The loan is payable on September 30, 2023, had an initial interest rate of 1.4 times the Secured Overnight Financing Rate ("SOFR") plus 6.07% until December 31, 2020 and 1.4 times the SOFR plus 5.8% until June 30, 2021 and 3.65 times the SOFR plus 4.0% thereafter with quarterly interest payments. The loan obligation, as well as a loan issued by The Military Mutual Ltd (a United Kingdom company unrelated to Cowen) with principal of $28.4 million that was sold by Cowen Re to PPA S-81 at fair value for no gain or loss on September 30, 2020, are fully cash collateralized through a reinsurance policy provided by Cowen Re which is reflected in cash collateral pledged in the condensed consolidated statements of financial condition as of December 31, 2020 (see Notes 4 and 15). The Company capitalized debt issuance costs of approximately $1.7 million which is a direct deduction from the carrying value of the loan and will be amortized over the life of the loan in interest and dividends expense shown in the accompanying condensed consolidated statements of operations. The Company recorded interest expense of $0.5 million for the three months ended September 30, 2021 and $2.6 million for the nine months ended September 30, 2021, related to its loan payable to PPA S-81.
Spike Line
Pursuant to an amendment in May 2020, Cowen and Company replaced Cowen Execution Services LLC ("Cowen Execution") as the borrower and accepted, reaffirmed and assumed all of Cowen Execution’s rights, duties, obligations and liabilities under the spike line facility and the related loan documents. In August 2020, Cowen and Company renewed a one-year committed spike line facility to cover short term increases in National Securities Clearing Corporation margin deposit requirements. The spike line facility has a capacity of $70.0 million. This facility has (i) an effective interest rate equal to the Federal Funds rate plus 2.50% on any money drawn from the liquidity facility and (ii) a commitment or unused line fee that is 50 basis points on the undrawn amount. All amounts outstanding under this facility were fully repaid during the second quarter of 2020. Interest expense for the nine months ended September 30, 2020 was $0.2 million.
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
For the three and nine months ended September 30, 2021 and 2020, quantitative information regarding the Company's finance lease obligations reflected in the accompanying condensed consolidated statements of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	$324	$308	$951	$924
Interest on lease liabilities	28	42	93	134

Weighted average remaining lease term - operating leases (in years)			1.88	2.48
Weighted average discount rate - operating leases			4.72%	4.89%
Letters of Credit
As of September 30, 2021, the Company has the following irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged cash collateral for reinsurance agreements which amounted to $45.6 million, as of September 30, 2021, and

$106.8 million, as of December 31, 2020, which are expected to be released periodically as per the terms of the reinsurance policy between September 30, 2021 and March 31, 2024.
.

Location	Amount	Maturity
	(dollars in thousands)
New York	$208	April 2022
New York	$1,325	October 2022
New York	$1,253	November 2021
Boston	$194	March 2028
San Francisco	$459	October 2025
	$3,439
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2021 and December 31, 2020 there were no amounts due related to these letters of credit.
Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of September 30, 2021:

	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment, Service and Facility Leases
Real Estate and Other Facility Rental	$106,364	$4,646	$47,883	$29,467	$24,368
Service Payments	59,410	7,796	32,400	8,620	10,594
Operating Equipment Leases	227	66	161	—	—
Total	166,001	12,508	80,444	38,087	34,962
Debt
Notes Payable	287,966	6,703	26,810	96,328	158,125
Term Loan	374,185	3,761	30,013	29,524	310,887
Finance Lease Obligation	2,213	358	1,719	124	12
Other Notes Payable	14,660	931	13,186	543	—
Total	$679,024	$11,753	$71,728	$126,519	$469,024
Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of September 30, 2021, are as follows:

	Notes Payable	Term Loan	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2021	$6,703	$3,761	$931	$358
2022	13,405	15,068	593	1,238
2023	13,405	14,945	12,593	481
2024	88,578	14,823	543	82
2025	7,750	14,701	—	42
Thereafter	158,125	310,887	—	12
Subtotal	287,966	374,185	14,660	2,213
Less (a)	(114,071)	(84,034)	(1,320)	(96)
Total	$173,895	$290,151	$13,340	$2,117
(a)Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the Company's convertible debt.

Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of September 30, 2021. However, through indemnification provisions in our clearing agreements, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreements, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
Cowen and Company and ATM Execution are members of various securities exchanges and clearing organizations. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the various securities exchanges and clearing organizations, all other members would be required to meet the shortfall. The Company's liability under these arrangements is not quantifiable. Accordingly, no contingent liability is carried in the accompanying condensed consolidated statements of financial condition for these arrangements.
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
The Company consolidates investment funds for which it acts as the managing member/general partner and investment manager. At September 30, 2021, the Company consolidated the following investment funds: Ramius Enterprise LP (“Enterprise LP”) and Cowen Private Investments LP ("Cowen Private"). At December 31, 2020, the Company consolidated the following investment funds: Enterprise LP, Cowen Private, and Cowen Sustainable Investments I LP ("CSI I LP"). These funds are referred to as each a "Consolidated Fund" and collectively the "Consolidated Funds".
During the first quarter of 2021, the Company deconsolidated CSI I LP due to the Company's ownership being diluted through a capital equalization event. During the second quarter of 2020, the Company deconsolidated Ramius Merger Fund LLC (the "Merger Fund") and Ramius Merger Arbitrage UCITS Fund ("UCITS Fund") due to a partial redemption of the Company’s direct portfolio fund investment in Merger Fund and a partial termination of the notional value of UCITS Fund units referenced in a total return swap with a third party. The Company continues to hold a direct retained portfolio fund investment in the Merger Fund and CSI I LP and continues to have economic exposure to the returns of UCITS Fund through a total return swap with a third party. Merger Fund, CSI I LP and UCITS Fund continue to be related parties of the Company after deconsolidation. Each of CSI I Golden Holdco LP ("Golden HoldCo") and CSI I Prodigy Holdco LP ("Prodigy HoldCo") were deconsolidated in the fourth quarter of 2020 when the Company raised additional capital within the sustainable investing strategy that diluted the Company's direct and indirect ownership. As a result, the Company's direct and indirect ownership in Golden Holdco and Prodigy Holdco is no longer expected to be significant to either entity and the entities were deconsolidated.
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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. See Note 18 in our accompanying condensed consolidated financial statements for the quarter ended September 30, 2021 for further discussion.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 2p "Recent pronouncements" in our accompanying condensed consolidated financial statements for the nine months ended September 30, 2021.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the nine months ended September 30, 2021, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our 2020 Form 10-K. For a more detailed discussion concerning our market risk, see Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our 2020 Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of September 30, 2021.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the nine months ended September 30, 2021.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
As of September 30, 2021, the Company's Board of Directors has a share repurchase program that, since its inception, has authorized the Company to purchase up to $441.6 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. The specific timing and amount of repurchases will vary depending on various factors, including, among others, market conditions and competing needs for the use of our capital.  We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1. During the three months ended September 30, 2021, the Company repurchased 1,455,863 shares, at an average price of $36.00 per share, of Cowen Class A common stock through the share repurchase program.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended September 30, 2021. Board approval of repurchases is based on dollar amount. As a result, the Company cannot estimate the number of shares that may yet be purchased.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month 7 (July 1, 2021 – July 31, 2021)
Common stock repurchases(1)	27,158	$37.35	27,158	$48,985,776
Employee transactions(2)	—	—	—	—
Other (3)	—	—	—	—
Total	27,158	$37.35	27,158

Month 8 (August 1, 2021 – August 31, 2021)
Common stock repurchases(1)	369,845	$39.41	369,845	$34,409,988
Employee transactions(2)	—	—	—	—
Other (3)	—	—	—	—
Total	369,845	$39.41	369,845

Month 9 (September 1, 2021 – September 30, 2021)
Common stock repurchases(1)	1,058,860	$34.77	1,058,860	$43,251,450
Employee transactions(2)	132,985	36.44	—	—
Other (3)	—	—	—	—
Total	1,191,845	$34.95	1,058,860

Total (July 1, 2021 – September 30, 2021)
Common stock repurchases(1)	1,455,863	$36.00	1,455,863
Employee transactions(2)	132,985	36.44	—	—
Other (3)	—	—	—	—
Total	1,588,848	$36.03	1,455,863
(1)    The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $441.6 million of the Company's outstanding Class A common stock.
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

COWEN INC.
		By:	/s/ JEFFREY M. SOLOMON
		Name:	Jeffrey M. Solomon
		Title:	Chief Executive Officer (principal executive officer)

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	October 29, 2021	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)