Form 10-K
period 2021-12-31
COWEN INC.
filed 2022-03-01
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:	December 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:	001-34516
Cowen Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-0423711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of Class A common stock held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the Class A common stock on the NASDAQ Global Market on that date was $1,142,196,218.
As of February 28, 2022 there were 27,458,549 shares of the registrant's Class A common stock outstanding.
Documents incorporated by reference:
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2022 Annual Meeting of Stockholders.

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
The CIM division is the Company's investment management business, which operates primarily under the Cowen Investment Management name. CIM offers innovative investment products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been registered with the United States ("U.S.") Securities and Exchange Commission (the "SEC") as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act") since 1997. The Company's investment management business offers investors access to a number of strategies to meet their specific needs including healthcare investing, sustainable investing, healthcare royalties, merger arbitrage and activism. A portion of the Company’s capital is invested alongside the Company's investment management clients. The Company has also invested capital in its insurance and reinsurance businesses.
Op Co's investment banking businesses include investment banking, research, sales and trading, prime brokerage, global clearing and commission management services provided primarily to companies and institutional investor clients. Sectors covered by Op Co's investment banking business include healthcare, technology, media and telecommunications, consumer, industrials, tech-enabled and business services, and energy. We provide research and brokerage services to over 6,000 domestic and international clients seeking to trade securities and other financial instruments, principally in our sectors. The investment banking businesses also offer a full-service suite of introduced prime brokerage services targeting emerging private fund managers. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies. From time to time, the Company invests in private capital raising transactions of its investment banking clients.
Asset Company
The Asset Co segment consists of the Company's private investments, private real estate investments and other legacy investment strategies. The focus of Asset Co is to drive future monetization of the invested capital of the segment.
Principal Business Lines
Investment Banking
Our investment banking department provides strategic advisory and capital raising services to U.S. and international public and private companies, private equity and venture capital firms, and family offices. Our clients are primarily focused on our sectors. Our strategic advisory services include, among other things, acquisitions, divestitures, fairness opinions, de-SPACs, spin-offs, and partnerships. Our capital markets group consists of two groups: (i) equity capital markets (including convertible securities), which focuses on raising equity capital in the public markets, and (ii) private capital solutions, which focuses on providing clients with alternative sources of capital, including private equity, venture capital, family offices, and various forms of non-dilutive financing. A significant amount of our investment banking revenue has been earned from high-growth small and mid-capitalization companies. From time to time, the Company invests in private capital raising transactions of its clients.

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
In connection with the brokerage services we provide, our sales professionals also provide our institutional investor clients with corporate access to management teams of public and private companies outside the context of financing transactions. These meetings are commonly referred to as non-deal road shows. Non-deal road shows allow companies to increase their visibility within the institutional investor community while providing our institutional investor clients with the opportunity to further educate themselves on companies and industries through meetings with management. We believe our deep relationships with company management teams and our sector-focused approach provide us with broad access to management teams for the benefit of our institutional investor clients.
Research
As of December 31, 2021, we had a research team of 60 senior analysts covering 965 stocks. Within our equity coverage universe, approximately 36% are healthcare companies, 25% are TMT (technology, media and telecom) companies, 12% are energy companies, 10% are capital goods, industrial and basic materials companies, and 14% are consumer companies. Our approach to research, underpinned by our marquee Ahead Of The Curve® Series reports, focuses our analysts' efforts toward delivering differentiated investment ideas and de-emphasizes maintenance research. We place significant emphasis on analyst collaboration, both within and between sectors. We sponsor a number of conferences every year that are focused on our sectors and sub-sectors. During these conferences we highlight our investment research and provide significant investor access to corporate management teams. We provide research solely through our broker-dealers in connection with our provision of brokerage services.
Investment Management Strategies
The Company's investment management business, within the Op Co segment, focuses on addressing the needs of institutional investors and high net worth individuals to preserve and grow allocated capital. The Company and its related investment advisors offer a variety of investment management products that provide access to a number of strategies, including healthcare investing, sustainable investing, healthcare royalties, merger arbitrage and activism.
The Company's investment management business, within the Asset Co segment, consists of the Company's private investments, private real estate investments and other legacy investment strategies. Certain multi-strategy hedge funds managed by the Company are currently in wind-down. The majority of assets remaining in these hedge funds include investments in private companies.
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
During our history we have built and maintained long term relationships with our clients and continue to do so for our colleagues as evidenced by our 2021 voluntary turnover rate of 10%.

Collaboration and teamwork are standard operating procedures for our employees across the globe. As of December 31, 2021, we employed 1,534 employees: 1,264 in the U.S., 259 in Europe, and 11 in Asia (or Hong Kong). We strive to attract individuals who are smart, ambitious, work collaboratively and most importantly share our core values.
Our client facing professionals create annual business plans at the beginning of each year and are given feedback and developmental support to help deliver on those plans. We offer certain employees who show high potential work with performance coaches to develop leadership skills. Our Investment Banking Summer Analyst program is highly competitive and consists of two of weeks of formal training followed by eight weeks working within an Investment Banking group. This program is the main feeder to our Full-Time Investment Banking Analyst Program where the individual receives five weeks of formal training: the Investment Banking Class of 2021 (Full-time Analyst Program) is expected to have approximately 80% of those analysts who participated in our 2020 Investment Banking Summer Program.
We recognize the importance of insuring that our employees in all of our businesses have the opportunity to learn and develop in their careers. Investment banking analyst training and training for our research associates covers financial analysis, modeling and other relevant topics. We also provide our employees with test preparation for the licenses required to work in the securities industry as well as ongoing training to maintain these licenses. We encourage our employees to attend job-related seminars, other continuing education courses and provide tuition reimbursement to our full-time employees.
We reward and recognize our employees with competitive health, wellness and compensation programs and for the second year issued COWN shares to every employee in appreciation for their efforts to live our values and to provide all our colleagues with an ownership stake in the firm. Examples of our health and wellness benefits include subsidized health club memberships, emergency back up elder and childcare, transgender services, fertility support, gender neutral caregiver leave, generous parental leave and working parent support services. When the COVID-19 crisis hit in the first quarter of 2020, we moved rapidly to protect the health and safety of our team as we transitioned to operating remotely while continuing to serve our clients. We are approaching the structure of our future workplace with flexibility and considering individual challenges our team members face.
We are committed to Diversity and Inclusion and our Business Resource Groups (“BRGs”) collaborate with the Inclusion & Diversity and Human Resources teams to promote a sense of community, belonging and inclusion at Cowen. Our BRGs are employee led organizations empowered to promote our diverse communities, provide recruiting and professional development strategy, and make a significant impact in our workplace and society. Employees are encouraged to participate as allies to develop empathy, learn and collaborate with their colleagues.
We have partnered with several non-profit organizations focused on helping to provide career and educational opportunities to the underserved and underrepresented to further promote diversity and inclusion in the recruiting process.
Our CEO has signed the CEO Action for Diversity & Inclusion in support of creating a more inclusive workplace for our employees, our communities and society at large. We partner with organizations to recruit and develop underserved students and established a program to attract women who outperform. We advance our Diversity and Inclusion efforts in several ways, including by listening and acting on feedback received from employees, engaging senior management in D&I efforts and creating commitment on the divisional and firm-wide level.
Through our Cowen Cares platform, we have created a culture of charitable giving through our Matching Gift Program and encourage service through the Volunteer Committee at local, national and global levels.
Competition
We compete with many other firms in all aspects of our business, including raising funds, seeking investment opportunities and hiring and retaining professionals, and we expect our business will continue to be highly competitive. The investment management and investment banking industries are currently undergoing contraction and consolidation, reducing the number of industry participants and generally resulting in the larger firms being better positioned to retain and gain market share. We compete in the United States and globally for investment opportunities, investor capital, client relationships, reputation and talent. We face competitors that are larger than we are and have greater financial, technical and marketing resources. Certain of these competitors continue to raise additional amounts of capital to pursue investment strategies that may be similar to ours. Some of these competitors may also have access to liquidity sources that are not available to us, which may pose challenges for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments than we do, allowing them to consider a wider variety of investments and establish broader networks of business relationships. Our competitive position depends on our reputation, our investment performance and processes, the breadth of our business platform and our ability to continue to attract and retain qualified employees while managing compensation and other costs. For additional information regarding the competitive risks that we face, see "Item 1A Risk Factors."
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
Rigorous legal and compliance analysis of our businesses and investments is important to our culture and risk management. We conduct regular training of our personnel regarding the laws and regulations governing our business and applicable to our clients as well as with our company's policies and procedures. In addition, we have adopted and implemented disclosure controls and procedures and internal controls over financial reporting, which have been documented, tested and assessed for design and operating effectiveness in compliance with the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"). We strive to maintain a culture of compliance through the use of policies and procedures such as oversight compliance, codes of conduct, compliance systems, communication of compliance guidance, conduct of annual compliance reviews and on-going employee education and training. Our corporate risk management function further analyzes our business, investment and other key risks, reinforcing their importance in our environment. We have a compliance group that monitors our compliance with all of the regulatory requirements to which we are subject and manages our compliance policies and procedures. Our General Counsel supervises our compliance group, which is responsible for addressing all regulatory and compliance matters that affect our activities. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, position reporting, personal securities trading, valuation of investments, document retention, potential conflicts of interest and the allocation of investment opportunities. Our compliance group also monitors the information barriers that we maintain between those of our different businesses that we are required to conduct separately or which present conflicts of interest, which we address through the use of physical and systematic information barriers. We believe that our various businesses' access to the intellectual capital, contacts and relationships benefit all of our businesses. However, in order to maximize that access without compromising our legal and contractual obligations, our compliance group oversees and monitors the communications between or among our different businesses to ensure that we maintain material non-public information, client information and other confidential information in strict confidence. All parts of our business from time to time are subject to regulatory exams, investigations and proceedings, and our broker-dealers have received fines and penalties for infractions of various regulations relating to our activities. For additional information regarding the regulatory and compliance risks that we face, see "Item 1A Risk Factors."
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
Given our investment and insurance activities are carried out around the globe, we are subject to a variety of regulatory regimes that vary country by country. Our captive insurance and reinsurance companies are regulated by both the New York State Department of Finance and the Luxembourg Commissariat aux Assurances, respectively. EU financial reforms included a number of initiatives to be reflected in new or updated directives and regulations, the most significant of which is the amendment to the pan-European regulatory regime, the Markets in Financial Instruments Directive ("MiFID II"), which went into effect in January 2018. MiFID II regulates the provision of investment services and activities throughout the European Economic Area. MiFID II requires that investment managers and investment advisers located in the EU "unbundle" research costs from commissions. As a result, investment firms subject to MiFID II may no longer pay for research using client commissions or "soft dollars." Going forward, such costs must be paid directly by the investment firm or through a research payment account funded by clients and governed by a budget that is agreed by the client. In the U.S., our investment management businesses expect to continue to pay for research using soft dollars consistent with applicable law. The change in regulations has also impacted the provisions of research by our U.S. broker-dealers. Because the acceptance of hard dollar payments would, under U.S. law, require registration as an investment adviser, our broker-dealers are requiring clients to continue to pay for research on a soft dollar basis unless the client is subject to MiFID II and we can rely on SEC no-action relief so as not to have to register as an investment adviser. The SEC no-action relief expires on July 3, 2023, unless further extended.

Cowen and Company, LLC ("Cowen and Company"), ATM Execution LLC ("ATM Execution"), and Westminster Research Associates LLC ("Westminster") are registered as broker-dealers with the SEC and are members in good standing with FINRA. All broker-dealers are registered with various U.S. states and territories except for ATM Execution. In addition to FINRA, some of these Cowen broker-dealers are also members of other self-regulatory organizations, including various registered securities exchanges. Self-regulatory organizations adopt and enforce rules governing the conduct and activities of their member firms. As of June 30, 2021, Cowen Prime Services LLC (“Cowen Prime”) and Cowen and Company were granted regulatory approval to merge from the Financial Industry Regulatory Authority Inc. The companies completed the merger on September 1, 2021 with Cowen and Company being the surviving entity. As a result of the merger, Cowen Prime withdrew its status as a registered broker-dealer on October 19, 2021 and such withdrawal was approved by the SEC on November 15, 2021. Accordingly, Cowen and Company, ATM Execution, and Westminster are subject to regulation and oversight by the SEC, the U.S. states and territories in which they are registered, and FINRA and the other self-regulatory organizations of which they are members. Cowen and Company is also registered with the CFTC and is a member of the NFA as an introducing broker and, consequently, is subject to regulation and oversight by them. Additionally, Cowen International Ltd and Cowen Execution Ltd are primarily regulated in the U.K. by the FCA and Cowen and Company Asia is registered with and subject to the financial resources requirements of the SFC of Hong Kong.
Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds, conflicts of interest, securities and information, capital structure, research/banking interaction, record-keeping, the financing of customers' purchases and the conduct and qualifications of directors, officers and employees. In particular, as registered broker-dealers and members of various self-regulatory organizations, Cowen and Company, ATM Execution, and Westminster are subject to the SEC's uniform net capital rule 15c3-1 ("SEC Rule 15c3-1"). SEC Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, SEC Rule 15c3-1 requires us to give prior notice to the SEC for certain withdrawals of capital. As a result, our ability to withdraw capital from our broker-dealer subsidiaries may be limited.
The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. The CFTC has finalized rules establishing capital requirements and financial reporting requirements for CFTC registered swap dealers not subject to regulation by a banking regulator. The SEC has finalized rules establishing similar standards for an entity registering as a standalone securities-based swaps dealer. On October 6, 2021, Cowen Financial Products LLC (“CFP”) became subject to the SEC’s standalone securities-based swap regulatory requirements. CFP registered as a securities-based swap dealer with the SEC with an effective date of November 1, 2021. Under the rules there is a minimum net capital requirement for, among others, an entity that acts as a dealer in security-based swaps, which is the greater of $20 million or 2% of risk margin amount. The risk margin amount means the sum of (i) the total initial margin required to be maintained by the SEC securities-based swaps dealer at each clearing agency with respect to securities-based swaps transactions cleared for securities-based swap customers and (ii) the total initial margin amount calculated by the SEC securities-based swaps dealer swaps dealer with respect to non-cleared securities-based swaps under new SEC rules.
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
b.The COVID-19 pandemic could adversely affect our business, financial condition and results of operations, including as a result of employees spending a substantial amount of time working remotely.
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
b.Our capital markets and strategic advisory engagements do not generally provide for subsequent engagements and can lead to payment risk.
c.Larger and more frequent capital commitments in our trading and underwriting businesses increase the potential for significant losses.
d.The market structure in which our market-making business operates may make sustained profitability difficult.
e.Electronic trading and new trading technology may adversely affect this business and may increase competition.
f.We are subject to potential losses and default risks as a result of our clearing and execution activities.
g.Our securities business and related global clearing operations expose us to material liquidity risk, including as a result of international market events, decreases in equity trading activity and declining securities prices.
h.Failures by our third-party clearing agents could materially impact our business and operating results.

i.Our ability to increase revenues and improve profitability will depend on increasing assets under management in existing investment strategies and marketing new investment products and strategies.
j.Certain of our investment funds may invest in relatively high-risk, illiquid assets, and we may fail to realize any profits from these activities.
k.We may be unable cover our exposure if a counterparty defaults under one of our derivative or non-derivative contracts.
l.We may suffer losses in connection with the insolvency of agents whose services we use and who may hold our investment funds’ assets.
m.Risk management activities may materially adversely affect the return on our investment funds' investments.
n.Our third party reinsurance business could expose us to losses.
Operational Risks
a.Operational risks relating to the failure of data processing systems and other information systems and technology or other infrastructure may disrupt our business and result in losses or limit our operations and growth.
b.Any cyber attack or other security breach of or vulnerability in our technology systems, or those of our clients or other third party vendors we rely on, could have operational impacts, subject us to significant liability and harm our reputation.
Liquidity Risks
a.We rely upon our subsidiaries for cash flows and servicing our debt and funding our necessary capital expenditures requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt or to fund our necessary capital expenditures.
b.The terms of the credit agreement governing our revolving credit facility and term loan may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
c.We will be required to use a significant amount of cash to redeem our Series A Cumulative Perpetual Convertible Preferred Stock, which could adversely affect our liquidity position and could make it more difficult for us to elect to redeem these securities.
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
e.The change in accounting guidance for our outstanding Series A Cumulative Perpetual Convertible Preferred Stock may have an adverse effect on our diluted earnings per share in future periods.
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
The ongoing effects of COVID-19 remain challenging to predict due to multiple uncertainties, including the transmissibility, severity, duration and resurgences of the outbreak; new virus variants and their spread; the application and effectiveness of health and safety measures that are voluntarily adopted by the public or required by government or public health authorities, including vaccines and treatments; the speed and strength of an economic recovery; and the impact to our employees and our operations, our clients’ operations, suppliers and business partners. Impacts to our businesses could include the following:
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
Our business has traditionally relied on collaboration among our employees. In particular, the trading floor environment in our markets business facilitates idea generation and is more conducive to active trading. While we have been able to continue to operate all of our businesses, including our markets business, with our employees primarily working remotely since March 2020,we do not know how a continuing and prolonged period of remote working by our employees will impact our ability to collaborate. Accordingly, our businesses could be adversely affected by a continuing and prolonged period of employees working remotely.
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
The Company invests a significant portion of its capital base to help drive results and facilitate growth of its investment management and investment bank businesses. As of December 31, 2021, the Company's invested capital amounted to a net value of $856.0 million (supporting a long market value of $693.5 million), representing approximately 84% of Cowen's stockholders' equity presented in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In accordance with US GAAP, we define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. US GAAP also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Changes in fair value are reflected in the statement of operations at each measurement period. Therefore, continued volatility in the value of the Company's investments and securities portfolios or other assets and liabilities, including investment funds, will result in volatility of the Company's results. We have experienced this type of volatility in prior periods. In addition, the investments made by the Company may not generate positive returns. As a result, changes in value or negative returns from investments made by the Company may have an adverse effect on the Company's financial condition or operations in the future.
Our investment in Linkem may not prove to be successful and may adversely affect our results of operations or financial condition.
As of December 31, 2021, we had an approximately $83.5 million investment in Linkem S.p.A. ("Linkem"), the largest fixed wireless broadband service provider in Italy. Many factors, most of which are outside of our control, can affect Linkem's business, including the state of the Italian economy and capital markets in general, competition in the Italian telecommunications markets and other factors that directly and indirectly affect the results of operations, including the sales and profitability of Linkem, and consequently may adversely affect our results of operations or financial condition.
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
Volatility in the business environment in the Company's sectors or in the market for securities of companies within these sectors could substantially affect the Company's financial results. The business environment for companies in these sectors has been subject to substantial volatility, and the Company's financial results have consequently been subject to significant variations from year to year. The market for securities in each of the Company's sectors may also be subject to industry-specific risks. For example, changes in policies of the United States Food and Drug Administration, along with changes to Medicare and government reimbursement policies, may affect the market for securities of healthcare companies. In addition, increased antitrust enforcement, in both the United States and internationally, and changes to how governments review foreign acquisitions of domestic companies may calm merger and acquisition activity and may make executing merger and acquisition transactions more difficult. In addition, revenue generated by the Company in its consumer sector could be adversely affected by changes in law or regulatory action with respect to companies that are in cannabis related businesses.
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
The Company's brokerage business accounted for approximately 27.7% of the Company's revenues during 2021. Along with other firms, the Company has experienced price competition in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the pressure on trading commissions and spreads. We expect to continue to experience competitive pressures in these and other areas in the future as some of our competitors in the investment banking industry seek to obtain market share by competing on the basis of price or use their own capital to facilitate client trading activities. In addition, the Company faces pressure from larger competitors, who may be better able to offer a broader range of complementary products and services to clients in order to win their trading or prime brokerage business. We are committed to maintaining and improving the Company's comprehensive research coverage to support its brokerage business and the Company may be required to make additional investments in the Company's research capabilities.
Further, fund investors and shareholders are increasingly focused on ESG matters and certain fund investors consider ESG factors in determining whether to invest in our funds and our common stock. In addition, some fund investors use third-party benchmarks or scores to measure our ESG practices and decide whether to invest in our funds, and capital commitments to us and may condition capital commitments on taking or refraining from taking certain actions. Investors and stockholders may choose not to invest in our funds or exclude our common stock from their investments if our ESG practices do not fit their investment profiles, or if we fail to demonstrate progress towards our ESG goals, which could adversely impact our reputation or our ability to raise capital and could cause the price of our common stock to decrease.

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
•Investment funds may engage in short selling, which is subject to a theoretically unlimited risk of loss because there is no limit on how much the price of a security sold short may appreciate before the short position is closed out. An investment fund may be subject to losses if a security lender demands return of the lent securities and an alternative lending source cannot be found or if the investment fund is otherwise unable to borrow securities that are necessary to hedge its positions. Furthermore, the SEC and other regulatory authorities outside the United States have imposed reporting requirements on short selling, which in certain circumstances may impair an investment fund's ability to use short selling effectively.
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

We provide third party reinsurance coverage through our Luxembourg subsidiary, Cowen Reinsurance S.A (formerly “Hollenfels Re S.A.”) ("Cowen Re"). We have written polices relating to property and casualty, workers' compensation, general liability and construction performance bonds and may issue reinsurance policies relating to other types of insurance. Because we write reinsurance, the success of our underwriting efforts depends, in part, upon the policies, procedures and expertise of the ceding companies making the original underwriting decisions. We face the risk that these ceding companies may fail to accurately assess the risks that they assume initially, which, in turn, may lead us to inaccurately assess the risks we assume. If we fail to establish and receive appropriate premium rates or the claims we receive exceed the premiums and retrocession recoverables we are able to collect, we will suffer losses.
We may be unable to purchase retrocession reinsurance and our retrocession agreements subject us to third-party credit risk.
We may enter into retrocession agreements with third parties in order to limit our exposure to losses from the reinsurance coverage provided by Cowen Re. Changes in the availability and cost of retrocession reinsurance, which are subject to market conditions that are outside of our control, may reduce to some extent our ability to use retrocession reinsurance to balance exposures across our reinsurance operations. Accordingly, we may not be able to obtain our desired amounts of retrocession reinsurance. In addition, even if we are able to obtain such reinsurance, we may not be able to negotiate terms that we deem appropriate or acceptable or obtain such reinsurance from entities with satisfactory creditworthiness. While we seek to do business with creditworthy counterparties, if the parties who provide us with retrocession are not able to meet their obligations to us or fail to make timely payments under the terms of our retrocession agreements, we could be materially and adversely affected because we may remain liable under the terms.
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
The Company's businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across diverse markets, and the transactions that the Company processes have become increasingly complex. As a result of the COVID-19 pandemic virtually all of our employees, including those who process our transactions, are spending a substantial amount of time working remotely. While we have implemented risk management and contingency plans and taken other precautions with respect to the COVID-19 pandemic, such measures may not adequately protect our businesses from the full impact of the COVID-19 pandemic as remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, if our systems are breached as a result of a cybersecurity attack that takes advantage of the COVID-19 pandemic, our ability to securely process transactions and maintain confidential financial, personal and other information could be adversely affected.
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
Our operations rely heavily on the secure processing, storage and transmission of sensitive and confidential financial, personal and other information in our computer systems and networks. There have been several highly publicized cases involving financial services companies reporting the unauthorized disclosure of client or other confidential information in recent years, as well as cyber attacks involving theft, dissemination and destruction of corporate information or other assets, in some cases as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties. Like other financial services firms, we have been the target of attempted cyber attacks. Cyber attacks can originate from a variety of sources, including third parties affiliated with foreign governments, organized crime or terrorist organizations and malicious individuals both outside and inside a targeted comapny. Malicious actors may also attempt to compromise or induce our employees, clients or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent. Although cybersecurity incidents among financial services firms are on the rise, we are not aware of any material losses relating to cyber attacks or other information security breaches. However, the techniques used in these attacks are increasingly sophisticated, change frequently and are often not recognized until launched. Although we monitor the changing cybersecurity risk environment and seek to maintain a robust suite of authentication and layered information security controls, these controls could fail to detect, mitigate or remediate these risks in a timely manner. Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, ransomware, computer viruses and other malicious code, and other events that could damage to our reputation, and have an ongoing impact on the security and stability of our operations and expose us to class action lawsuits and regulatory investigation, action and penalties and significant liability.
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
Higher volumes and price volatility in the markets due to COVID-19 and other factors could lead to higher cash requirements relating to our clearing activities, which could adversely affect our liquidity position.
Since the COVID-19 pandemic began, the capital markets have experienced a higher level of stress due to the global COVID-19 pandemic. Higher volumes and price volatility have led to increased margin requirements at clearing corporations and exchanges, along with increased levels of fails due to operational friction in the financial system. Certain of these higher cash requirements have required us, and may continue to require us, to use more liquidity relating to our clearing activities and our overall liquidity could, in the future, be adversely affected as a result.
Limitations on access to capital by the Company and its subsidiaries could impair its liquidity and its ability to conduct its businesses.
Liquidity, or ready access to funds, is essential to the operations of financial services firms. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our trading business and clearing activities and perceived liquidity issues may affect the willingness of the Company's clients and counterparties to engage in brokerage transactions with us. Our liquidity could be impaired due to circumstances that the Company may be unable to control, such as a general market disruption or an operational problem that affects the Company, its trading clients or third parties. Furthermore, the Company's ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.
The Company primarily depends on its subsidiaries to fund its operations. Cowen and Company, ATM Execution, CFP and Westminster are subject to the net capital requirements of the SEC and various self-regulatory organizations of which they are members. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Cowen International Ltd, and Cowen Execution Ltd. are also subject to capital requirements in the U.K. by the FCA. Any failure to comply with these capital requirements could impair the Company's ability to conduct its investment banking businesses.
We are a holding company and rely upon our subsidiaries for cash flow to make payments of principal and interest on our outstanding indebtedness.
We are a holding company with no business operations or assets other than the capital stock of our direct and indirect subsidiaries. Consequently, we are dependent on dividends, distributions, loans and other payments from these subsidiaries to make payments of principal and interest on all of our indebtedness including our senior notes due 2024 (the "2024 Notes") and our senior notes due 2033 (the "2033 Notes") and together with the 2024 Notes, (the "Notes") and under our term loan B (“Term Loan”) under our Credit Agreement. The ability of our subsidiaries to pay dividends and make other payments to us will depend on their cash flows and earnings, which, in turn, will be affected by all of the factors discussed in this annual report. The ability of our direct and indirect subsidiaries to pay dividends and make distributions to us may be restricted by, among other things, applicable laws and regulations and by the terms of any debt agreements or other agreements into which they enter. If we are unable to obtain funds from our direct and indirect subsidiaries as a result of restrictions under their debt or other agreements, applicable laws and regulations or otherwise, we may not be able to pay cash interest or principal on the Notes or Term Loan when due.
Servicing our debt and funding our necessary capital expenditures requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt or to fund our necessary capital expenditures.
Our ability to make scheduled payments of the principal and to pay interest on or to refinance our indebtedness, including the Notes and Term Loan depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Furthermore, to the extent that businesses are unable to generate cash flows sufficient to fund necessary capital expenditures during the COVID-19 pandemic, we may be required to seek additional capital through issuances of debt or equity securities; however, we may be unable to complete any such transactions on favorable terms to us, or at all.
Despite our current consolidated debt levels, we may incur substantially more debt or take other actions which would intensify the risks discussed above.
We may be able to incur substantially more debt in the future, including secured debt. Although the Notes and the Credit Agreement contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions, including with respect to our ability to incur additional senior secured debt, securing existing or future debt or recapitalizing our debt. The additional debt we may incur in compliance with these restrictions could be substantial. Additionally, we have the option to raise incremental term loans or increase commitments under the Credit Agreement by certain amounts pursuant to the terms thereof. Any such increases would be secured debt. These actions that could diminish our ability to make payments on the Term Loan or the Notes, or to make repayments of any revolving borrowings under our Credit Agreement.
The terms of the credit agreement governing our revolving credit facility and term loan may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
We are party to a credit agreement (the "Credit Agreement") pursuant to which the lenders party thereto made available to us an initial term loan B in an aggregate principal amount of $300 million (the “Initial Term Loan”), an incremental term loan B in an aggregate principal amount of $150 million, fungible with the Initial Term Loan (the “Incremental Term Loan” and, together with the Initial Term Loan, the “Term Loan”) and a revolving credit facility with aggregate commitments of $25 million (with a $5 million sub-limit for the issuance of letters of credit) . As of December 31, 2021, the revolving credit facility was unfunded and $450 million was drawn under the Term Loan. The terms of the Credit Agreement contain a number of restrictive covenants that impose significant operating and financial restrictions on us and our restricted subsidiaries and may limit our ability to engage in actions that may be in our long-term best interest. The restrictive covenants include (subject to customary exceptions, thresholds, qualifications and “baskets”) restrictions on our ability to:
•    incur additional indebtedness and guarantee indebtedness;
•    pay dividends or make other distributions or repurchase or redeem capital stock;
•    prepay, redeem or repurchase certain indebtedness;
•    issue certain preferred stock or similar equity securities;
•    make loans and investments;
•    dispose of assets;
•    incur liens;
•    enter into transactions with affiliates;
•    alter the businesses we conduct;
•    enter into agreements restricting our subsidiaries’ ability to pay dividends;
•    engage in sale and leaseback transactions; and
•    consolidate, merge or sell all or substantially all of our assets.
The restrictive covenants in the Credit Agreement also require us to comply with a financial maintenance covenant, consisting of a maximum total net leverage ratio of no greater than 3.35 to 1.00, measured as of the last day of each fiscal quarter on which outstanding borrowings under the revolving credit facility exceed 35.0% of the commitments thereunder (excluding certain letters of credit).
In addition, our obligations under the Credit Agreement are guaranteed by certain of our wholly-owned domestic subsidiaries (excluding our broker-dealer subsidiaries) (the “Guarantors”) and secured by substantially all of our and our Guarantors’ assets, subject in each case to certain customary exceptions.
A breach of the covenants or restrictions under the Credit Agreement could result in an event of default. An event of default would allow the lenders to accelerate the indebtedness under the Credit Agreement, and could result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, an event of default would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our Credit Agreement, those lenders could proceed against the collateral granted them to secure that indebtedness. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:
•    limited in how we conduct our business;
•    unable to raise additional debt or equity financing to operate during general economic or business downturns; and
•    unable to compete effectively or to take advantage of new business opportunities.

In addition, our Term Loan and new revolving credit facility have a variable rate of interest, which increases our exposure to interest rate fluctuations, to the extent we elect not to hedge such exposures.
Any substantial and sustained downturn in our operations due to the COVID-19 pandemic or other factors may cause us to be in breach of our debt covenants which would limit our ability to incur additional indebtedness.
The instruments governing our existing indebtedness, including the Credit Agreement, require us to comply with certain restrictive covenants and any substantial and sustained downturn in our operations due to the COVID-19 pandemic or other factors may cause us to be in breach of such covenants. If we breach these covenants our ability to incur additional indebtedness would be limited. In addition, to the extent we borrow under our $25 million revolving credit facility a breach of the maintenance covenants under that facility could constitute an event of default and cause our outstanding indebtedness under the revolving credit facility to be declared immediately due and payable. If applicable, such acceleration of our outstanding indebtedness could cause our secured lenders to foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. Any inability to obtain additional liquidity as and when needed, or to maintain compliance with the instruments governing our indebtedness, would have a material adverse effect on our financial condition and results of operations.
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
We will be required to use a significant amount of cash to redeem our Series A Cumulative Perpetual Convertible Preferred Stock, which could adversely affect our liquidity position and could make it more difficult for us to elect to redeem these securities.
We have irrevocably elected to cash settle $1,000 of our obligation in respect of the redemption of any share of our 5.625% Series A Cumulative Perpetual Convertible Preferred Stock. As a result, the redemption of the Series A Cumulative Perpetual Convertible Preferred Stock would require us to use a significant amount of cash, which could adversely affect our liquidity position and could make it more difficult for us to elect to redeem these securities.
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
The activities of certain of the Company's subsidiaries and affiliates are regulated primarily within the U.S. by the SEC, FINRA, the NFA, the CFTC and other self-regulatory organizations, as well as various state agencies, and are also subject to regulation by other agencies in the various jurisdictions in which they operate and are offered, including the FCA, the European Securities and Markets Authority, or ESMA, and the SFC of Hong Kong. Certain legislation proposing greater regulation of the industry is regularly considered by the U.S. Congress - as well as by the governing bodies of non-U.S. jurisdictions - and from time to time adopted as in the case of the Dodd-Frank Act in the U.S. and MiFID II in the EU.
The investment advisers responsible for the Company's investment management business are all registered as investment advisers with the SEC or rely upon the registration of an affiliated adviser. Certain investment advisors and/or the investment funds they advise are also subject to regulation by various regulatory authorities outside the U.S., including the U.K. FCA and the ESMA and may indirectly be subject to MiFID II regulations. Moreover, certain non-U.S. regulatory bodies have imposed reporting requirements on short selling, which have impacted certain of the investment strategies implemented on behalf of the investment funds it manages, and continued restrictions on or further regulations of short sales could also negatively impact their performance.
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
The Company depends to a large extent on its reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with the Company's services, it may be relatively more damaging to the Company than to other businesses. Moreover, the Company's role as advisor to clients on underwriting or merger and acquisition transactions involves complex analysis and the exercise of professional judgment, including rendering "fairness opinions" in connection with mergers and other transactions. Such activities may subject the Company to the risk of significant legal liabilities, not covered by insurance, to clients and aggrieved third parties, including stockholders of clients who could commence litigation against the Company. Moreover, many of the clients within the Company’s sectors tend to have higher risk profiles than more established companies, particularly healthcare and cannabis companies. Cowen currently is, and may in the future be, named as a defendant in securities-class action lawsuits alleging violations of the securities laws. Although the Company's investment banking engagements typically include broad indemnities from its clients and provisions to limit exposure to legal claims relating to such services, these provisions may not protect the Company, may not be enforceable, or may be with foreign companies requiring enforcement in foreign jurisdictions which may raise the costs and decrease the likelihood of enforcement. As a result, the Company may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and/or adverse judgments. In addition, Cowen Prime Advisors, a registered investment advisor, provides advice to retail investors and retains discretion over some retail investment accounts. The Company could be exposed to potential litigation and liability if any of these clients are not satisfied with the investment advisory services being provided. Substantial legal liability or significant regulatory action against the Company could have a material adverse effect on our results of operations or cause significant reputational harm, which could seriously harm our business and prospects.
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
We conduct business in Europe primarily through our U.K. subsidiaries. Under the Trade and Cooperation Agreement, our U.K. subsidiaries are currently not able to rely on "Passporting" that allows immediate access to the single EU market. If the U.K.

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
In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock are reserved for issuance upon vesting of restricted stock units and performance-linked restricted stock units and upon the conversion of the Convertible Preferred. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of our securities and impair our ability to raise capital through the sale of additional equity securities.
The change in accounting guidance for our outstanding Series A Cumulative Perpetual Convertible Preferred Stock may have an adverse effect on our diluted earnings per share in future periods.
Accounting Standards Codification (the "Accounting Standards") 470-20, simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. The guidance requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement (if the effect is more dilutive) for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. The guidance requires new disclosures about events that occur during the reporting period and cause conversion contingencies to be met and about the fair value of a public business entity’s convertible debt at the instrument level. For public business entities, the guidance is effective for reporting periods beginning after December 15, 2021. The Company adopted the guidance as of January 1, 2022 under the modified retrospective method. With the adoption of this guidance, the Company is required to include the portion of the Series A Convertible Preferred Stock that can be settled in Class A common stock (the amount in excess of $1,000 per share of the Series A Convertible Preferred Stock) in the diluted earnings per share calculation. This adoption as of January 1, 2022 results in the inclusion of approximately 1,565,000 additional shares in the denominator of diluted earnings per share.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal offices, all of which are leased, are located in New York City, Boston, San Francisco, Stamford and the United Kingdom.  Our other offices, all of which are leased, are located throughout the United States, Europe and Asia.  Our corporate headquarters are located in New York, New York comprise approximately 150,000 square feet of leased space pursuant to a lease agreement through 2029. Our additional New York locations are comprised of approximately 19,000 square feet pursuant to lease agreements through 2031.  We lease approximately 19,100 square feet of space in Boston pursuant to lease agreements expiring through 2023.  In San Francisco, we lease approximately 34,700 square feet of space, pursuant to lease agreements expiring through 2025. In Stamford, we lease approximately 43,000 square feet of space, pursuant to lease agreements expiring through 2030. Our United Kingdom offices are subject to lease agreements expiring through 2034.
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
Not Applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price Information and Stockholders
Our Class A common stock is listed and trades on the NASDAQ Global Market under the symbol "COWN." As of February 28, 2022, there were approximately 38 holders of record of our Class A common stock. This number does not include stockholders for whom shares were held in "nominee" or "street" name.
Dividend Policy
Though we currently expect that cash dividends paid by us during our most recently completed fiscal year will continue to be paid in the future, the declaration and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors will take into account: general economic and business conditions; our financial condition and operating results; our available cash and current and anticipated cash needs; capital requirements; contractual restrictions (including under agreements related to indebtedness to which we are a party), legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us; and such other factors as our board of directors may deem relevant.
We credit dividend equivalents on all unvested Restricted Stock Units and Performance Share Awards concurrently with the payment of dividends to the holders of Class A common stock. The dividend equivalents have the same vesting and delivery terms as the underlying award agreements relating to the Restricted Stock Units and Performance Share Awards.
Issuer Purchases of Equity Securities: Sales of Unregistered Securities
As of December 31, 2021, the Company's Board of Directors has approved a share repurchase program that authorizes the Company to purchase up to $416.6 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. The specific timing and amount of repurchases will vary depending on various factors, including, among others, market conditions and competing needs for the use of our capital. We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1. During the year ended December 31, 2021, through the share repurchase program, the Company repurchased 4,371,291 shares of Cowen Class A common stock at an average price of $36.56 per share.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our Class A common stock during the year ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month 1 (January 1, 2021 – January 31, 2021)
Common stock repurchases(1)	—	$—	—	$21,128,277
Employee transactions(2)	—	$—	—	—
Other (3)	1,155	$25.33	—	—
Total	1,155	$25.33	—
Month 2 (February 1, 2021 – February 28, 2021)
Common stock repurchases(1)	171,418	$30.32	171,418	$15,931,607
Employee transactions(2)	39	$26.83	—	—
Other (3)	—	$—	—	—
Total	171,457	$30.31	171,418.00
Month 3 (March 1, 2021 – March 31, 2021)
Common stock repurchases(1)	434,285	$35.53	434,285	$25,000,000
Employee transactions(2)	148,713	$42.00	—	—
Other (3)	—	$—	—	—
Total	582,998	$37.18	434,285
Month 4 (April 1, 2021 – April 30, 2021)
Common stock repurchases(1)	—	$—	—	$50,000,000
Employee transactions(2)	—	$—	—	—
Other (3)	—	$—	—	—
Total	—	$—	—
Month 5 (May 1, 2021 – May 31, 2021)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Common stock repurchases(1)	957,541	$39.45	957,541	$12,222,667
Employee transactions(2)	217,364	$41.27	—	—
Other (3)	—	$—	—	—
Total	1,174,905	$39.79	957,541.00
Month 6 (June 1, 2021 – June 30, 2021)
Common stock repurchases(1)	317,708	$38.19	317,708	$50,000,000
Employee transactions(2)	148,946	$40.39	—	—
Other (3)	—	$—	—
Total	466,654	$38.89	317,708
Month 7 (July 1, 2021 – July 31, 2021)
Common stock repurchases(1)	27,158	$37.35	27,158	$48,985,776
Employee transactions(2)	—	$—	—	—
Other (3)	—	$—	—	—
Total	27,158	$37.35	27,158
Month 8 (August 1, 2021 – August 31, 2021)
Common stock repurchases(1)	369,845	$39.41	369,845	$34,409,988
Employee transactions(2)	—	$—	—	—
Other (3)	—	$—	—	—
Total	369,845	$39.41	369,845
Month 9 (September 1, 2021 – September 30, 2021)
Common stock repurchases(1)	1,058,860	$34.77	1,058,860	$43,251,450
Employee transactions(2)	132,985	$36.44	—	—
Other (3)	—	$—	—	—
Total	1,191,845	$34.95	1,058,860
Month 10 (October 1, 2021 – October 31, 2021)
Common stock repurchases(1)	447,575	$35.56	447,575	$27,336,659
Employee transactions(2)	—	$—	—	—
Other (3)	—	$—	—	—
Total	447,575	$35.56	447,575
Month 11 (November 1, 2021 – November 30, 2021)
Common stock repurchases(1)	55,000	$36.34	55,000	$25,338,091
Employee transactions(2)	700	$34.26	—	—
Total	55,700	$36.31	55,000
Month 12 (December 1, 2021 – December 31, 2021)
Common stock repurchases(1)	531,901	$35.65	531,901	$6,374,381
Employee transactions(2)	406,873	$35.12	—	—
Other (3)	—	$—	—	—
Total	938,774	$35.42	531,901

Total (January 1, 2021 – December 31, 2021)
Common stock repurchases(1)	4,371,291	$36.56	4,371,291	$6,374,381
Employee transactions(2)	1,055,620	$38.26	—	—
Other (3)	1,855	$25.33	—	—
Total	5,428,766	$36.89	4,371,291
(1)    The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $416.6 million of the Company's outstanding Class A common stock.
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
Item 6.    [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
         The discussion contains forward-looking statements, which involve numerous risks and uncertainties, including, but not limited to, those described in the sections titled “Risk Factors” in Item 1A of our Annual Report on Form 10-K, many of which risks are currently elevated by, and may or will continue to be elevated by, the COVID-19 pandemic. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes of Cowen Inc. included elsewhere in this annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.
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
The CIM division is the Company's investment management business, which operates primarily under the Cowen Investment Management name. CIM offers innovative investment products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act") since 1997. The Company's investment management business offers investors access to a number of strategies to meet their specific needs including healthcare investing, sustainable investing, healthcare royalties, merger arbitrage and activism. A portion of the Company’s capital is invested alongside the Company's investment management clients. The Company has also invested capital in its insurance and reinsurance businesses.
Op Co's investment banking businesses include investment banking, research, sales and trading, prime brokerage, global clearing and commission management services provided primarily to companies and institutional investor clients. Sectors covered by Op Co's investment banking business include healthcare, technology, media and telecommunications, consumer, industrials, tech-enabled and business services, and energy. We provide research and brokerage services to over 6,000 domestic and international clients seeking to trade securities and other financial instruments, principally in our sectors. The investment banking businesses also offer a full-service suite of introduced prime brokerage services targeting emerging private fund managers. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies. From time to time, the Company invests in private capital raising transactions of its investment banking clients.
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
During the first quarter of 2021, the Company changed the presentation of certain income streams on its consolidated statements of operations by moving the income streams from Other income - net gains (losses) on securities, derivatives and other investments to Revenues. Additionally, the Company moved proprietary trading gains and losses generated by the Company’s broker-dealer entities from Brokerage revenue to Investment income (loss) – securities principal transactions, net. See Note 2 in our accompanying consolidated financial statements.
The Company believes that these presentation changes provide a better representation of the Company’s operating results as it is used by management to monitor the Company’s financial performance and is consistent with industry practice. The changes in presentation have no impact on net income and prior period amounts have been recast to reflect such changes in presentation.
Acquisition
On December 16, 2021, the Company, through its indirect wholly owned subsidiary, Cowen PC Acquisition LLC, completed its previously announced acquisition of Portico Capital Advisors and certain assets and liabilities of its European operations (“Portico”). Portico was a privately-held mergers and acquisitions advisory firm focused on the software, data, and analytics sectors.
On February 26, 2021, the Company, through its indirect wholly owned subsidiary, Cowen Malta Holdings Ltd., completed the acquisition of all of the outstanding equity interests of Axeria Insurance Limited, an insurance company organized under the laws of Malta whose principal business activity is to provide insurance coverage to third parties. Axeria Insurance Limited was renamed Cowen Insurance Company Ltd upon acquisition.
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
Income Taxes
The taxable results of the Company’s operations are subject to U.S. federal, state and local taxation as a corporation. The Company is also subject to foreign taxation on income it generates in certain countries.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management’s view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized for tax purposes in the foreseeable future. Deferred tax liabilities that cannot be realized in a similar future time period and thus cannot offset the Company’s deferred tax assets are not taken into account when calculating the Company’s net deferred tax assets.
Temporary Equity
Temporary equity consists of Redeemable 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") and, in years prior to December 31, 2020, redeemable non-controlling interests. The Company has irrevocably elected to cash settle $1,000 of each conversion of any share of the Series A Convertible Preferred Stock. As the holders can exercise the conversion option on their shares at any time and require cash payment upon conversion, the Company has classified the Series A Convertible Preferred Stock preferred stock in temporary equity. Redeemable non-controlling interests represented the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities. Non-controlling interest is redeemable when the holders have redemption features that can be exercised at the option of the holder currently or contingent upon the occurrence of future events. Therefore their ownership was classified as a component of temporary equity.
Non-Redeemable Non-Controlling Interests
Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities. When non-controlling interest holders do not have redemption features that can be exercised at the option of the holder currently or contingent upon the occurrence of future events, their ownership has been classified as a component of permanent equity. Ownership which has been classified in permanent equity are non-controlling interests for which the holder does not have the unilateral right to redeem its ownership interests.
Investment Fund Performance and Assets Under Management
For the year ended December 31, 2021, the Company's activist and merger arbitrage strategies had positive results. The Company's healthcare royalty strategy is now making allocations from the strategy's fourth fund. Our Healthcare Investments strategy is now deploying capital from its third fund, having made investments in 29 companies by the end of the year ended December 31, 2021, with a pipeline of opportunities ahead. Finally, our Sustainable Investments strategy is now deploying capital, with three investments made as of December 31, 2021, with a pipeline of opportunities ahead. The liquidation of certain multi-strategy hedge funds advised by the Company also continues.
As of December 31, 2021, the Company had assets under management of $15.8 billion.

Strategy	Healthcare Investments	Healthcare Royalties	Activism	Merger Arbitrage	Sustainable Investments	Other (a)
(dollars in millions)
AUM	$1,154	$3,557	$8,505	$319	$1,381	$834
Team
Private Equity	✓	✓			✓
Hedge Fund			✓	✓
Managed Account		✓	✓	✓	✓
UCITS				✓
Other						✓
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
As of December 31, 2021, the Company's invested capital amounted to a net value of $856.0 million (supporting a long market value of $693.5 million), representing approximately 84% of Cowen's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen's stockholders' equity as of December 31, 2021. The total net values presented in the table below do not tie to Cowen's consolidated statement of financial condition as of December 31, 2021 because they represent only some of the line items in the accompanying consolidated statement of financial condition.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Op Co
Broker-dealer capital and related trading	$600.8	59%
Public and Private Healthcare	37.1	4%
Liquid Alternative Trading	83.8	8%
Other	13.1	1%
Asset Co
Private Investments	121.2	12%
Total	856.0	84%
Cowen Inc. Stockholders' Equity	$1,015.9
The allocations shown in the table above will change over time.
Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) (which is a non-GAAP measure) of our Op Co and Asset Co segments follows the discussion of our total consolidated US GAAP results.

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

	Consolidated Statements of Operations
	Year Ended December 31,		Period to Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$1,067,162	$769,486	$297,676	39%
Brokerage	585,162	524,361	60,801	12%
Investment income (loss)
Securities principal transactions, net	122,110	124,667	(2,557)	(2)%
Portfolio fund principal transactions, net	338	20,434	(20,096)	(98)%
Carried interest allocations	5,059	59,250	(54,191)	(91)%
Total investment income (loss)	127,507	204,351	(76,844)	(38)%
Management fees	72,287	47,515	24,772	52%
Incentive income	2,732	592	2,140	NM
Interest and dividends	219,292	187,459	31,833	17%
Insurance and reinsurance premiums	39,631	30,147	9,484	31%
Other revenues, net	5,211	10,503	(5,292)	(50)%
Consolidated Funds revenues	(6,185)	(18,488)	12,303	(67)%
Total revenues	2,112,799	1,755,926	356,873	20%
Interest and dividends expense	211,387	187,725	23,662	13%
Total net revenues	1,901,412	1,568,201	333,211	21%
Expenses
Employee compensation and benefits	1,046,371	860,531	185,840	22%
Insurance and reinsurance claims, commissions and amortization of deferred acquisition costs	33,938	33,905	33	—%
Operating, general, administrative and other expenses	430,250	369,840	60,410	16%
Depreciation and amortization expense	19,004	22,677	(3,673)	(16)%
Consolidated Funds expenses	630	5,409	(4,779)	(88)%
Total expenses	1,530,193	1,292,362	237,831	18%
Other income (loss)
Net gains (losses) on other investments	35,494	18,879	16,615	88%
Bargain purchase gain, net of tax	3,855	—	3,855	NM
Gain/(loss) on debt extinguishment	(4,538)	2,719	(7,257)	NM
Total other income (loss)	34,811	21,598	13,213	61%
Income (loss) before income taxes	406,030	297,437	108,593	37%
Income tax expense (benefit)	102,039	90,373	11,666	13%
Net income (loss)	303,991	207,064	96,927	47%
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	8,380	(9,299)	17,679	(190)%
Net income (loss) attributable to Cowen Inc.	295,611	216,363	79,248	37%
Preferred stock dividends	6,792	6,792	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$288,819	$209,571	$79,248	38%
Revenues
Investment Banking
Investment banking revenues increased $297.7 million to $1,067.2 million for the year ended December 31, 2021 compared with $769.5 million in the prior year period. During the year ended December 31, 2021, the Company completed 190 underwriting transactions, 159 strategic advisory transactions and 20 debt capital markets transactions. During the year ended December 31, 2020, the Company completed 165 underwriting transactions, 74 strategic advisory transactions and 12 debt capital markets transactions.

Brokerage
Brokerage revenues increased $60.8 million to $585.2 million for the year ended December 31, 2021 compared with $524.4 million in the prior year period. This was attributable to an increase in Institutional Brokerage, primarily Cash, Special Situations, and Non-Dollar commission revenue. Customer trading volumes across the industry (according to Bloomberg) increased 4% for the year ended December 31, 2021 compared to the prior year period.
Investment Income (loss)
Securities principal transactions, net
Securities principal transactions, net decreased $2.6 million to $122.1 million for the year ended December 31, 2021 compared with $124.7 million in the prior year period. The decrease in securities principal transactions, net was primarily attributable to a decrease in our merchant banking investments as prior period included a positive mark to market of our Nikola investment offset partially by an increase in our swaps business as the Company added both additional clients and increased activity with existing clients.
Portfolio fund principal transactions, net
Portfolio fund investment income (loss) decreased $20.1 million to $0.3 million for the year ended December 31, 2021 compared with $20.4 million in the prior year period. The decrease is primarily related to public positions in our healthcare fund investments.
Carried interest allocations
Carried interest allocations decreased $54.2 million to $5.1 million for the year ended December 31, 2021 compared with $59.3 million in the prior year period. The primary driver of the decrease was a decrease in allocations from our healthcare funds offset only partially from an increase in allocations from our sustainable funds.
Management Fees
Management fees increased $24.8 million to $72.3 million for the year ended December 31, 2021 compared with $47.5 million in the prior year period. This increase is primarily related to our healthcare and sustainable investments businesses.
Incentive Income
Incentive income increased $2.1 million to $2.7 million for the year ended December 31, 2021. This increase was related to income earned in our Merger Fund. Due to revenue recognition standards, effective January 1, 2018, the Company recognizes the majority of incentive income allocated to the Company as carried interest allocations, included in investment income (loss).
Interest and Dividends
Interest and dividends increased $31.8 million to $219.3 million for the year ended December 31, 2021 compared with $187.5 million in the prior year period. Interest and dividends amounts are primarily attributable to securities finance activity. The increase in the securities finance activity is due to higher customer demand which has created more matched book opportunities for international securities.
Insurance and Reinsurance Premiums
Insurance and reinsurance premiums increased $9.5 million to $39.6 million for the year ended December 31, 2021 compared with $30.1 million in the prior year period. This increase is driven by $8.8 million of premiums from the insurance entity acquired in the first quarter of 2021 and a small increase from our reinsurance entity.
Other Revenues, net
Other revenues decreased $5.3 million to $5.2 million for the year ended December 31, 2021 compared with $10.5 million in the prior year period. This primarily related to foreign currency exchange rate fluctuations from our non-USD transactions.
Consolidated Funds Revenues
Consolidated Funds revenues increased $12.3 million to a loss of $6.2 million for the year ended December 31, 2021 compared with a loss of $18.5 million in the prior year period. The increase is due to the losses in the prior period related to the UCITS fund as the merger strategy experienced significant challenges in Q1 2020. The UCITS fund was deconsolidated during the second quarter of 2020. Losses remaining during the year ended 2021 are primarily related to the Enterprise LP fund primarily driven by foreign revaluation of our Linkem investment. We have offset this revaluation risk outside the fund with foreign forwards. The amounts shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.

Interest and Dividends Expense
Interest and dividends expense increased $23.7 million to $211.4 million for the year ended December 31, 2021 compared with $187.7 million in the prior year period. Interest and dividends amounts are primarily attributable to securities finance activities. There was an increase in the securities finance activity due to higher customer demand which has created more matched book opportunities for international securities.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $185.9 million to $1,046.4 million for the year ended December 31, 2021 compared with $860.5 million in the prior year period. The increase is primarily due to $356.9 million higher total revenues as well as an increase of $13.2 million in other income (loss) during 2021 as compared to 2020 and thus resulting in a higher compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 49% for the year ended December 31, 2021, compared with 48% in the prior year period.
Insurance and Reinsurance Claims and Commissions
Insurance and reinsurance-related expenses remained fairly flat at $33.9 million for the year ended December 31, 2021 compared with the prior year period. An increase of $6.5 million of such expenses from an acquired insurance company was offset by a corresponding decrease in reinsurance-related expenses.
Operating, General, Administrative and Other Expenses
Operating, general, administrative and other expenses increased $60.5 million to $430.3 million for the year ended December 31, 2021 compared with $369.8 million in the prior year period. The increase is primarily related to higher brokerage and trade execution costs due to higher brokerage and investment banking revenues as well as an increase in professional, advisory and other fees.
Depreciation and Amortization Expenses
Depreciation and amortization expenses decreased $3.7 million to $19.0 million for the year ended December 31, 2021 compared with $22.7 million in the prior year period. The decrease is primarily related to certain intangible assets being fully amortized in the first quarter of 2021.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $4.8 million to $0.6 million for the year ended December 31, 2021 compared with $5.4 million in the prior year period. The decrease is due to the deconsolidation of one fund during 2021 and two in 2020. The amounts shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Other Income (Loss)
Other income (loss) increased $13.2 million to $34.8 million for the year ended December 31, 2021 compared with $21.6 million in the prior year period. The increase in other income (loss), which primarily represents our equity method investments, was primarily attributable to an impairment of $11.3 million occurring in 2020 as well as an increase in performance in our activist investments and also the bargain purchase gain on an acquisition from the first quarter of 2021, offset partially by a loss on debt extinguishment.
Income Taxes
Income tax expense increased $11.6 million to $102.0 million for the year ended December 31, 2021 compared with $90.4 million in the prior year period. This change is primarily attributable to the increase in the Company’s income before income taxes in 2021 compared to 2020.
Net Income (Loss) Attributable to Non-controlling Interests
Net income (loss) attributable to non-controlling interests increased $17.7 million to $8.4 million for the year ended December 31, 2021 compared with a loss of $9.3 million in the prior year period. The increase was primarily the result losses in the first half of 2020 related to weaker performance in the UCITS fund, which was deconsolidated during the second quarter of 2020 as well as increased income allocated to the merchant SPVs. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.

Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company accrued $6.8 million preferred stock dividends for the periods ended December 31, 2021, 2020, and 2019, respectively.
Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

	Consolidated Statements of Operations
	Year Ended December 31,		Period to Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$769,486	$375,025	$394,461	105%
Brokerage	524,361	389,047	135,314	35%
Investment income (loss)
Securities principal transactions, net	124,667	39,289	85,378	217%
Portfolio fund principal transactions, net	20,434	12,060	8,374	69%
Carried interest allocations	59,250	18,505	40,745	220%
Investment income (loss)	204,351	69,854	134,497	193%
Management fees	47,515	32,608	14,907	46%
Incentive income	592	1,547	(955)	(62)%
Interest and dividends	187,459	174,913	12,546	7%
Reinsurance premiums	30,147	46,335	(16,188)	(35)%
Other revenues, net	10,503	6,069	4,434	73%
Consolidated Funds revenues	(18,488)	68,172	(86,660)	(127)%
Total revenues	1,755,926	1,163,570	592,356	51%
Interest and dividends expense	187,725	168,628	19,097	11%
Total net revenues	1,568,201	994,942	573,259	58%
Expenses
Employee compensation and benefits	860,531	535,772	324,759	61%
Reinsurance claims, commissions and amortization of deferred acquisition costs	33,905	44,070	(10,165)	(23)%
Operating, general, administrative and other expenses	369,840	335,499	34,341	10%
Depreciation and amortization expense	22,677	20,460	2,217	11%
Goodwill impairment	—	4,100	(4,100)	NM
Consolidated Funds expenses	5,409	8,963	(3,554)	(40)%
Total expenses	1,292,362	948,864	343,498	36%
Other income (loss)
Net gains (losses) on other investments	18,879	24,645	(5,766)	(23)%
Gain/(loss) on debt extinguishment	2,719	—	2,719	NM
Total other income (loss)	21,598	24,645	(3,047)	(12)%
Income (loss) before income taxes	297,437	70,723	226,714	321%
Income tax expense (benefit)	90,373	14,853	75,520	508%
Net income (loss)	207,064	55,870	151,194	271%
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(9,299)	31,239	(40,538)	(130)%
Net income (loss) attributable to Cowen Inc.	216,363	24,631	191,732	778%
Preferred stock dividends	6,792	6,792	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$209,571	$17,839	$191,732	1,075%
Revenues
Investment Banking
Investment banking revenues increased $394.5 million to $769.5 million for the year ended December 31, 2020 compared with $375.0 million in the prior year period. During the year ended December 31, 2020, the Company completed 165 underwriting transactions, 74 strategic advisory transactions and 12 debt capital markets transactions. During the year ended December 31, 2019, the Company completed 126 underwriting transactions, 48 strategic advisory transactions and 14 debt capital markets transactions.
Brokerage
Brokerage revenues increased $135.4 million to $524.4 million for the year ended December 31, 2020 compared with $389.0 million in the prior year period. This was attributable to an increase in Institutional Brokerage, primarily Cash, Options and Electronic Trading commission revenue and an increase in Institutional Services, primarily Prime Brokerage. Customer trading volumes across the industry (according to Bloomberg) increased 56% for the year ended December 31, 2020 compared to the prior year period.
Investment Income (Loss)
Principal transactions, net
Principal transactions, net increased $85.3 million to $124.7 million for the year ended December 31, 2020 compared with $39.3 million for the year ended December 31, 2019. This was attributable to an increase in trading activity due to new line of business within the Event Driven and Securities Finance businesses and an increase in our swaps business as the Company added both additional clients and increased activity with existing clients.
Portfolio fund investment income (loss)
Portfolio fund investment income (loss) increased $8.4 million to $20.4 million for the year ended December 31, 2020 compared with $12.1 million in the prior year period. The increase is primarily related to public positions in our healthcare fund investments.
Carried interest allocations
Carried interest allocations increased $40.8 million to $59.3 million for the year ended December 31, 2020 compared with $18.5 million in the prior year period. The primary driver of the increase was an increase in allocations from our healthcare funds.
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
Other Revenues
Other revenues increased $4.4 million to $10.5 million for the year ended December 31, 2020 compared with $6.1 million in the prior year period.

Consolidated Funds Revenues
Consolidated Funds revenues decreased $86.7 million to $18.5 million for the year ended December 31, 2020 compared with $68.2 million in the prior year period. The decrease was primarily driven by large gains in our Healthcare funds in 2019 and was slightly up in 2020. The other driver was our UCITS fund which was deconsoldiated in 2020.
Interest and Dividends Expenses
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
Reinsurance Claims Commissions
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
Other Income (Loss)
Other income (loss) decreased $3.0 million to $21.6 million for the year ended December 31, 2020 compared with $24.6 million in the prior year period. The increase primarily relates to an increase in performance in the Company's own invested capital, primarily Cowen Healthcare (the healthcare investment strategy), and our activist strategy. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
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
Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock (the "Series A Convertible Preferred Stock"). Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.
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
The Company’s primary non-GAAP financial measures of profit or loss are Pre-tax Economic Income (Loss), Economic Income (Loss) and Economic Operating Income (Loss). Pre-tax Economic Income (Loss) is a pre-tax measure which (i) includes management reclassifications which the Company believes provides additional insight on the performance of the Company’s core businesses and divisions; (ii) eliminates the impact of consolidation for Consolidated Funds; and excludes (iii) goodwill and intangible impairment, (iv) certain other transaction-related adjustments and/or reorganization expenses, as well as (v) certain costs associated with debt. Economic Income (Loss) is a similar measure, but after tax, which includes the Company’s income tax expense or benefit calculated on Pre-tax Economic Income (Loss) once all currently available net operating losses have been utilized (this occurred during tax year 2020) and is presented after preferred stock dividends. Economic Operating Income (Loss) is a similar measure to Economic Income (Loss), but before depreciation and amortization expenses. The Company believes that these non-GAAP financial measures provide analysts and investors transparency into the measures of profit and loss management uses to evaluate the financial performance of and make operating decisions for the segments including determining appropriate compensation levels. Additionally, the measures provide investors and analysts with additional insight into the activities of the Company’s core businesses, taking into account, among other things, the impact of minority investment stakes, securities borrowing and lending activities and expenses from investment banking activities on US GAAP reported results. The Company presents Pre-tax Economic Income (Loss) in addition to Economic Income (Loss) and Economic Operating Income (Loss) to provide insight to investors and analysts on how the Company manages its tax position over time.
In addition to Pre-tax Economic Income (Loss), Economic Income (Loss) and Economic Operating Income (Loss), the Company also presents Economic Proceeds, Net Economic Proceeds, Economic Expenses, as well as their related components. These measures include management reclassifications and the elimination of the impact of the consolidation for Consolidated funds as described above. These adjustments are meant to provide comparability to our peers as well as to provide investors and analysts with transparency into how the Company manages its operating businesses and how analysts and investors review and analyze the Company’s and its peers’ similar lines of businesses. For example, among others, within the Company’s Op Co business segment, investors and analysts typically review and analyze the performance of investment banking revenues net of underwriting expenses and excluding the impact of reimbursable expenses. Additionally, the performance of the Company’s Markets business is typically analyzed as a unit incorporating commissions, interest from securities financing transactions and gains and losses from proprietary and facilitation trading. The Company’s investment management business performance is analyzed and reviewed by investors and analysts through investment income, incentive income and management fees. The presentation of Economic Proceeds, Net Economic Proceeds, Economic Expenses as well as their related components align with these and other examples of how the Company’s business activities and performance are reviewed by analysts and investors in addition to providing simplification related to legacy businesses and investments for which the Company maintains long-term monetization strategies. Additionally, the Company manages its operating businesses to an Economic Compensation-to-Proceeds ratio. Presentation of Economic Compensation Expense and Economic Proceeds provides transparency in addition to the Company’s US GAAP Compensation Expense.
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
The Op Co segment generates revenue through several principal sources: investment banking revenue, brokerage revenue, management fees, incentive income, and investment income earned from the Company's own capital.
The Asset Co segment generates revenue through management fees, incentive income and investment income from the Company’s own capital.
Year Ended December 31, 2021 Compared with Year Ended December 31, 2020
Total Economic Operating Income (Loss) was $326.4 million for the year ended December 31, 2021, a decrease of $9.5 million compared to Economic Operating Income (Loss) of $335.9 million in the prior year period. Total Economic Income (Loss) was $312.2 million for the year ended December 31, 2021 compared to Economic Income (Loss) of $313.2 million in the prior year period. Total Pre-tax Economic Income (Loss) was $428.2 million for the year ended December 31, 2021, an increase of $108.2 million compared to Pre-tax Economic Income (Loss) of $320.0 million in the prior year period.
Economic Proceeds included in total Economic Income (Loss) were $1,890.6 million for the year ended December 31, 2021, an increase of $334.3 million compared to $1,556.3 million in the prior year period. This was primarily related to an increase in investment banking, brokerage revenues and management fees only partially offset by a decrease in investment income (loss) and incentive income.

Operating Company Segment
Economic Proceeds

	Year Ended December 31,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Economic Proceeds
Investment banking	$1,025,688	$729,180	$296,508	41%
Brokerage	728,525	652,647	75,878	12%
Management fees	79,255	58,154	21,101	36%
Incentive income (loss)	34,579	83,435	(48,856)	(59)%
Investment income (loss)	8,542	37,786	(29,244)	(77)%
Other income (loss) economic proceeds	7,942	775	7,167	925%
Total: Economic Proceeds	1,884,531	1,561,977	322,554	21%
Economic Interest Expense	23,914	24,519	(605)	(2)%
Net Economic Proceeds	$1,860,617	$1,537,458	$323,159	21%
Economic Proceeds The Op Co segment economic proceeds included in Economic Income (Loss) were $1,884.5 million for the year ended December 31, 2021, an increase of $322.5 million compared to $1,562.0 million in the prior year period.
Investment Banking Economic Proceeds increased $296.5 million to $1,025.7 million for the year ended December 31, 2021 compared with $729.2 million in the prior year period. During the year ended December 31, 2021, the Company completed 190 underwriting transactions, 159 strategic advisory transactions and 20 debt capital markets transactions. During the year ended December 31, 2020, the Company completed 165 underwriting transactions, 74 strategic advisory transactions and 12 debt capital markets transactions.
Brokerage Economic Proceeds increased $75.9 million to $728.5 million for the year ended December 31, 2021, compared with $652.6 million in the prior year period. This was attributable to an increase in Institutional Brokerage, primarily Cash, Special Situations, and Non-Dollar commission revenue. Customer trading volumes across the industry (according to Bloomberg) increased 4% for the year ended December 31, 2021 compared to the prior year period.
Management Fees Economic Proceeds for the segment increased $21.1 million to $79.3 million for the year ended December 31, 2021 compared with $58.2 million in the prior year period. This increase in management fees was primarily related to an increase in management fees from the Cowen Healthcare investments and Cowen Sustainable funds.
Incentive Income (Loss) Economic Proceeds for the segment decreased $48.8 million to $34.6 million for the year ended December 31, 2021 compared with income of $83.4 million in the prior year period. This decrease was primarily related to a decrease in performance fees from our healthcare investments funds.
Investment Income (Loss) Economic Proceeds for the segment decreased $29.3 million to $8.5 million for the year ended December 31, 2021 compared with $37.8 million in the prior year period. The decrease primarily relates to a decrease in performance investments across most of our strategies including healthcare, merchant banking and portfolio hedge.
Other Income (Loss) Economic Proceeds for the segment increased $7.1 million to $7.9 million for the year ended December 31, 2021 compared with income of $0.8 million in the prior year period. The increase comes from a higher insurance result due to the acquisition of an insurance business in the first quarter of the year.
Economic Interest Expenses were $23.9 million for the year ended December 31, 2021, a decrease of $0.6 million compared with $24.5 million in the prior year period.
Net Economic Proceeds were $1,860.6 million for the year ended December 31, 2021, an increase of $323.1 million compared with $1,537.5 million in the prior year period.

Economic Expenses

	Year Ended December 31,		Total Period-to-Period
	2021	2020	$ Change	% Change
Economic Expenses	(dollars in thousands)
Employee compensation and benefits	$1,046,730	$860,753	$185,977	22%
Non-Compensation Expense	359,577	312,173	47,404	15%
Depreciation & Amortization	18,982	22,655	(3,673)	(16)%
Non-Controlling Interest	5,314	6,892	(1,578)	(23)%
Total: Economic Expenses	$1,430,603	$1,202,473	$228,130	19%
Economic Expenses were $1,430.6 million for the year ended December 31, 2021, an increase of $228.1 million compared with $1,202.5 million in the prior year period.
Economic Compensation Expenses were $1,046.7 million compared to $860.8 million in the prior year period. The increase was due to higher revenues. The economic compensation-to-proceeds ratio increased to 55.5% compared to 55% in the prior year period.
Economic Non-compensation Expenses Fixed non-compensation expense increased $18.4 million to $160.1 million for the year ended December 31, 2021 compared with $141.7 million in the prior year period. The increase primarily related to an increase in professional and advisory fees and communication costs. Variable non-compensation expenses which primarily are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $29.0 million to $199.5 million for the year ended December 31, 2021 compared with $170.5 million in the prior year period. The increase is related to increased brokerage and trade execution costs and increased variable professional and advisory fees, which includes employment agency fees and legal fees directly related to revenues.
Economic Depreciation and Amortization Expenses decreased to $19.0 million for the year ended December 31, 2021 compared with $22.7 million in the prior year period. The decrease is primarily related to certain intangible assets being fully amortized in the first quarter of 2021.
Economic Non-controlling interests decreased by $1.6 million to $5.3 million for the year ended December 31, 2021 compared with $6.9 million in the prior year period. Non-controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
Economic Income and Economic Operating Income

	Year Ended December 31,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Pre-tax Economic Income (Loss)	$430,014	$334,985	$95,029	28%
Economic income tax expense *	109,654	—	109,654	NM
Preferred stock dividends	5,841	5,604	237	4%
Economic Income (Loss) *	314,519	329,381	(14,862)	(5)%
Add back: Depreciation and amortization expense, net of taxes	14,142	22,655	(8,513)	(38)%
Economic Operating Income (Loss)	$328,661	$352,036	$(23,375)	(7)%
* Economic Income (Loss) is presented net of associated taxes starting in the first quarter of 2021. The Company has utilized all available federal net operating losses not subject to limitation during 2020.
Preferred Stock Dividends. On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock (the "Series A Convertible Preferred Stock"). Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Asset Co Segment

	Year Ended December 31,		Total Period-to-Period
	2021	2020	$ Change	% Change
Economic Proceeds	(dollars in thousands)
Management fees	$1,200	$946	$254	27%
Incentive income (loss)	(1,153)	1,927	(3,080)	(160)%
Investment income (loss)	6,014	(8,564)	14,578	170%
Other income (loss) economic proceeds	(2)	5	(7)	(140)%
Total: Economic Proceeds	6,059	(5,686)	11,745	(207)%
Economic Interest Expense	3,779	5,123	(1,344)	(26)%
Net Economic Proceeds	$2,280	$(10,809)	$13,089	(121)%
Economic Proceeds The Asset Co segment proceeds included in Economic Income (Loss) were $6.1 million for the year ended December 31, 2021, an increase of $11.8 million compared with negative proceeds (due to losses) of $5.7 million in the prior year period.
Management Fees Economic Proceeds for the segment increased $0.3 million to $1.2 million for the year ended December 31, 2021 compared with $0.9 million in the prior year period. This increase was related to an increase in management fees from the Company's multi-strategy business.
Incentive Income (Loss) Economic Proceeds for the segment decreased $3.1 million to a loss of $1.2 million for the year ended December 31, 2021 compared with income of $1.9 million in the prior year period. This decrease was related to a decrease in performance fees from the Company's multi-strategy business.
Investment Income (Loss) Economic Proceeds for the segment increased $14.6 million to $6.0 million for the year ended December 31, 2021, compared with a loss of $8.6 million in the prior year period. The increase primarily relates to an impairment of an equity method investment during 2020 and increased performance of our multi-strategy funds in 2021.
Economic Interest Expenses were $3.8 million for the year ended December 31, 2021, a decrease of $1.3 million compared with $5.1 million in the prior year period.
Net Economic Proceeds for the segment were proceeds of $2.3 million for the year ended December 31, 2021, an increase of $13.1 million compared with negative proceeds (due to losses) of $10.8 million in the prior year period.

Economic Expenses

	Year Ended December 31,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Economic Expenses
Employee compensation and benefits	$3,871	$3,767	$104	3%
Non-Compensation Expense	187	350	(163)	(47)%
Depreciation & Amortization	22	22	—	—%
Total: Economic Expenses	$4,080	$4,139	$(59)	(1)%

Economic Expenses were $4.1 million for the year ended December 31, 2021, a decrease of $(0.1) million compared to $4.1 million in the prior year period.
Economic Compensation Expenses were $3.9 million for the year ended December 31, 2021, an increase of $0.1 million compared to $3.8 million in the prior year period. The increase was due to higher revenues related to investment income (loss).
Economic Non-compensation Expenses Fixed non-compensation expense decreased $0.2 million for the year ended December 31, 2021 compared with the prior year period. The decrease is primarily related to decreased professional, advisory and other fees. Variable non-compensation expenses, which remained consistent for the year ended December 31, 2021 compared with the prior year period, are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities.

Economic Depreciation and Amortization Expenses remained consistent for the year ended December 31, 2021 compared to the prior year period and relates to costs allocated from general company assets.
Economic Income and Economic Operating Income

	Year Ended December 31,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Pre-tax Economic Income (Loss)	$(1,800)	$(14,948)	$13,148	(88)%
Economic income tax expense *	(460)	—	(460)	NM
Preferred stock dividends	951	1,188	(237)	(20)%
Economic Income (Loss) *	(2,291)	(16,136)	13,845	(86)%
Add back: Depreciation and amortization expense, net of taxes	16	22	(6)	(27)%
Economic Operating Income (Loss)	$(2,275)	$(16,114)	$13,839	(86)%
* Economic Income (Loss) is presented net of associated taxes starting in the first quarter of 2021. The Company has utilized all available federal net operating losses not subject to limitation during 2020.
Preferred Stock Dividends. On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock (the "Series A Convertible Preferred Stock"). Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.
Year Ended December 31, 2020 Compared with Year Ended December 30, 2019
Total Economic Operating Income (Loss) (which is Economic Income (Loss) was $335.9 million for the year ended December 31, 2020, an increase of $271.8 million compared to Economic Operating Income (Loss) of $64.1 million in the prior year period. Total Economic Income (Loss) was $313.2 million for the year ended December 31, 2020, an increase of $269.5 million compared to Economic Income (Loss) of $43.7 million in the prior year period.
Proceeds included in total Economic Income (Loss) were $1,556.3 million for the year ended December 31, 2020, an increase of $616.5 million compared to $939.8 million in the prior year period. This was primarily related to an increase in investment banking and incentive income offset partially by a decrease in brokerage income.
Operating Company Segment
Economic Proceeds

	Year Ended December 31,		Total Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Economic Proceeds
Investment banking	$729,180	$351,085	$378,095	108%
Brokerage	652,647	459,143	193,504	42%
Management fees	58,154	40,321	17,833	44%
Incentive income (loss)	83,435	44,600	38,835	87%
Investment income (loss)	37,786	32,614	5,172	16%
Other income (loss) economic proceeds	775	5,785	(5,010)	(87)%
Total: Economic Proceeds	1,561,977	933,548	628,429	67%
Economic Interest Expense	24,519	22,576	1,943	9%
Net Economic Proceeds	$1,537,458	$910,972	$626,486	69%
Economic Proceeds The Op Co segment Economic Proceeds included in Economic Income (Loss) were $1,562.0 million for the year ended December 31, 2020, an increase of $628.5 million compared to $933.5 million in the prior year period.
Investment Banking Economic Proceeds increased $378.1 million to $729.2 million for the year ended December 31, 2020 compared with $351.1 million in the prior year period. During the year ended December 31, 2020, the Company completed 165 underwriting transactions, 74 strategic advisory transactions and 12 debt capital markets transactions. During the year ended December 31, 2019, the Company completed 126 underwriting transactions, 48 strategic advisory transactions and 14 debt capital markets transactions.

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
Economic Interest Expenses were $24.5 million for the year ended December 31, 2020, an increase of $1.9 million compared to $22.6 million in the prior year period.
Net Economic Proceeds were $1,537.5 million for the year ended, an increase of $626.5 million compared to $911.0 million in the prior year period.
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
Economic Expenses were $1,202.5 million for the year ended December 31, 2020, an increase $350.2 million compared to $852.3 million in the prior year period.
Economic Compensation Expenses expense was $860.8 million compared to $532.5 million in the prior year period. The increase was due to higher revenues offset only partially by a lower economic compensation-to-proceeds ratio. The economic compensation-to-proceeds ratio was 55%, a decrease from 57% in the prior year period.
Economic Non-compensation Expenses Fixed non-compensation expenses decreased $2.4 million to $141.7 million for the year ended December 31, 2020 compared with $144.1 million in the prior year period. The increase is primarily related to increased service, professional, advisory and other fees offset partially by lower occupancy and equipment expenses. Variable non-compensation expense which primarily are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $20.0 million to $170.5 million for the year ended December 31, 2020 compared with $150.5 million in the prior year period. The increase is related to increased brokerage and trade execution costs partially offset by lower marketing and business development costs.

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
* Economic Income (loss) is net of preferred stock dividends
Economic Income (Loss) was $329.4 million for the year ended December 31, 2020 compared with $53.3 million in the prior year period.
Economic Operating Income (Loss) was $352.0 million for the year ended December 31, 2020 compared with $73.7 million in the prior year period.
Asset Co Segment
Economic Proceeds

	Year Ended December 31,		Total Period-to-Period
	2020	2019	$ Change	% Change
Economic Proceeds	(dollars in thousands)
Management fees	$946	$1,976	$(1,030)	(52)%
Incentive income (loss)	1,927	1,132	795	70%
Investment income (loss)	(8,564)	3,111	(11,675)	(375)%
Other income (loss) economic proceeds	5	58	(53)	(91)%
Total: Economic Proceeds	(5,686)	6,277	(11,963)	(191)%
Economic Interest Expense	5,123	5,449	(326)	(6)%
Net Economic Proceeds	$(10,809)	$828	$(11,637)	(1,405)%

Economic Proceeds The Asset Co segment Economic Proceeds included in Economic Income (Loss) were a loss of $5.7 million for the year ended December 31, 2020, a decrease of $12.0 million compared with $6.3 million in the prior year.
Management fees Economic Proceeds for the segment decreased $1.1 million to $0.9 million for the year ended December 31, 2020 compared with $2.0 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from the Company's real estate investments.
Incentive income Economic Proceeds for the segment increased $0.8 million to $1.9 million for the year ended December 31, 2020 compared with income of $1.1 million in the prior year period. This increase was related to an increase in performance fees from the Company's multi-strategy business.
Investment income Economic Proceeds for the segment decreased $11.7 million to a loss of $8.6 million for the year ended December 31, 2020 compared with income of $3.1 million in the prior year period. The decrease primarily relates to a decrease in valuation of our legacy real estate investments.
Economic Interest Expenses were $5.1 million for the year ended December 31, 2020, a decrease of $0.3 million for the year ended December 31, 2020 compared with $5.4 million in the prior year period.
Net Economic Proceeds were a loss of $10.8 million for the year ended December 31, 2020, a decrease of $11.6 million compared with income of $0.8 million in the prior year period.

Economic Expenses

	Year Ended December 31,		Total Period-to-Period
	2020	2019	$ Change	% Change
	(dollars in thousands)
Economic Expenses
Employee compensation and benefits	$3,767	$5,070	$(1,303)	(26)%
Non-Compensation Expenses	350	3,924	(3,574)	(91)%
Depreciation & Amortization	22	36	(14)	(39)%
Total: Economic Expenses	$4,139	$9,030	$(4,891)	(54)%

Economic Expenses were $4.1 million for the year ended December 31, 2020, a decrease of $4.9 million compared with $9.0 million in the prior year period.
Economic Compensation Expenses expense was $3.8 million compared to $5.1 million in the prior year period. The decrease was due to lower revenues related to investment income losses. This resulted in an economic compensation-to-proceeds ratio of (66)%, a decrease from 81% in the prior year period.
Economic Non-compensation Expenses decreased $3.6 million to $0.3 million for the year ended December 31, 2020 compared with $3.9 million in the prior year period. The decrease is primarily related to decreased professional, advisory and other fees and fees related to our real estate business. Variable non-compensation expenses are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities.
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

* Economic Income (loss) is net of preferred stock dividends
Economic Income (Loss) was $(16.1) million for the year ended December 31, 2020 compared with $(9.6) million in the prior year period.
Economic Operating Income (Loss) was $(16.1) million for the year ended December 31, 2020 compared with $(9.5) million in the prior year period.

Reconciliation of US GAAP to Non-GAAP Measures for the years ended December 31, 2021, 2020 and 2019
The following tables reconciles total US GAAP Revenues to total Economic Proceeds for the year ended December 31, 2021, 2020, and 2019:

		(unaudited)
		Year Ended December 31, 2021
(Dollar amounts in thousands)		Investment Banking	Brokerage	Investment Income	Management Fees	Incentive Income	Interest and Dividends	Reinsurance Premiums	Other Revenues, net	Consolidated Funds Revenues	Other Income (Loss)	Total
Total US GAAP Revenues and Other Income (Loss)		$1,067,162	$585,162	$127,507	$72,287	$2,732	$219,292	$39,631	$5,211	$(6,185)	$34,811	$2,147,610
Management Presentation Reclassifications:
Underwriting expenses	a	(24,978)	—	—	—	—	—	—	—	—	—	(24,978)
Reimbursable client expenses	b	(16,496)	—	—	—	—	—	—	(1,206)	—	—	(17,702)
Securities financing interest expense	c	—	8,006	—	—	—	(153,928)	—	—	—	—	(145,922)
Fund start-up costs, distribution and other fees	d	—	(361)	—	(9,190)	—	—	—	(2,633)	—	—	(12,184)
Certain equity method investments	e	—	—	—	15,142	25,802	—	—	—	—	(32,261)	8,683
Carried interest	f	—	—	(5,059)	—	5,486	—	—	—	—	—	427
Proprietary trading, interest and dividends	g	—	44,241	(92,900)	—	(494)	(19,233)	—	875	—	46,918	(20,593)
Insurance related activities expenses	h	—	—	—	—	—	—	(39,631)	5,693	—	—	(33,938)
Facilitation trading gains and losses	i	—	91,477	(11,034)	—	—	(46,131)	—	—	—	(50,151)	(15,839)
Total Management Presentation Reclassifications:		(41,474)	143,363	(108,993)	5,952	30,794	(219,292)	(39,631)	2,729	—	(35,494)	(262,046)
Fund Consolidated Reclassifications	l	—	—	(3,958)	2,216	(100)	—	—	—	6,185	—	4,343
Income Statement Adjustments:
Bargain purchase gain	n	—	—	—	—	—	—	—	—	—	(3,855)	(3,855)
Debt extinguishment loss	p	—	—	—	—	—	—	—	—	—	4,538	4,538
Total Income Statement Adjustments:		—	—	—	—	—	—	—	—	—	683	683
Total Economic Proceeds		$1,025,688	$728,525	$14,556	$80,455	$33,426	$—	$—	$7,940	$—	$—	$1,890,590

		(unaudited)
		Year Ended December 31, 2020
(Dollar amounts in thousands)		Investment Banking	Brokerage	Investment Income	Management Fees	Incentive Income	Interest and Dividends	Reinsurance Premiums	Other Revenues, net	Consolidated Funds Revenues	Other Income (Loss)	Total
Total US GAAP Revenues and Other Income (Loss)		$769,486	$524,361	$204,351	$47,515	$592	$187,459	$30,147	$10,503	$(18,488)	$21,598	$1,777,524
Management Presentation Reclassifications:
Underwriting expenses	a	(22,565)	—	—	—	—	—	—	—	—	—	(22,565)
Reimbursable client expenses	b	(17,741)	—	—	—	—	—	—	(1,099)	—	—	(18,840)
Securities financing interest expense	c	—	14,499	—	—	—	(142,997)	—	—	—	—	(128,498)
Fund start-up costs, distribution and other fees	d	—	(293)	—	(3,970)	—	—	—	(2,529)	—	—	(6,792)
Certain equity method investments	e	—	—	—	12,540	24,121	—	—	—	—	(28,347)	8,314
Carried interest	f	—	—	(61,367)	—	60,649	—	—	—	—	—	(718)
Proprietary trading, interest and dividends	g	—	79,955	(102,381)	—	—	(17,443)	—	(2,346)	—	9,468	(32,747)
Insurance related activities expenses	h	—	—	—	—	—	—	(30,147)	(3,759)	—	—	(33,906)
Facilitation trading gains and losses	i	—	34,125	(13,342)	—	—	(27,019)	—	—	—	—	(6,236)
Total Management Presentation Reclassifications:		(40,306)	128,286	(177,090)	8,570	84,770	(187,459)	(30,147)	(9,733)	—	(18,879)	(241,988)
Fund Consolidated Reclassifications	l	—	—	1,961	3,015	—	—	—	10	18,488	—	23,474
Income Statement Adjustments:
Debt extinguishment loss		—	—	—	—	—	—	—	—	—	(2,719)	(2,719)
Total Income Statement Adjustments:		—	—	—	—	—	—	—	—	—	(2,719)	(2,719)
Total Economic Proceeds		$729,180	$652,647	$29,222	$59,100	$85,362	$—	$—	$780	$—	$—	$1,556,291

		(unaudited)
		Year Ended December 31, 2019
(Dollar amounts in thousands)		Investment Banking	Brokerage	Management Fees	Incentive Income	Investment Income	Interest and Dividends	Reinsurance Premiums	Other Revenues, net	Consolidated Funds Revenues	Other Income Gain/Loss	Total
Total US GAAP Revenues and Other Income (Loss)		$375,025	$389,047	$32,608	$1,547	$69,854	$174,913	$46,335	$6,069	$68,172	$24,645	$1,188,215
Management Presentation Reclassifications:
Underwriting expenses	a	(15,067)	—	—	—	—	—	—	—	—	—	(15,067)
Reimbursable client expenses	b	(15,486)	—	—	—	—	—	—	(1,147)	—	—	(16,633)
Securities financing interest expense	c	—	22,198	—	—	—	(132,000)	—	—	—	—	(109,802)
Fund start-up costs and distribution fees	d	—	—	(5,500)	—	—	—	—	(1,123)	—	—	(6,623)
Certain equity method investments	e	—	—	12,919	19,975	—	—	—	—	—	(25,204)	7,690
Carried interest	f	—	—	—	23,610	(24,046)	—	—	—	—	—	(436)
Proprietary trading gains and losses	g	—	22,364	—	—	(13,054)	(24,068)	—	(336)	—	559	(14,535)
Insurance related activities expenses	h	—	—	—	—	—	—	(46,335)	2,244	—	—	(44,091)
Facilitation trading gains and losses	i	6,613	25,534	—	—	(18,729)	(18,845)	—	—	—	—	(5,427)
Total Management Presentation Reclassifications:		(23,940)	70,096	7,419	43,585	(55,829)	(174,913)	(46,335)	(362)	—	(24,645)	(204,924)
Fund Consolidated Reclassifications	l	—	—	2,270	600	21,700	—	—	136	(68,172)	—	(43,466)
Total Economic Proceeds		$351,085	$459,143	$42,297	$45,732	$35,725	$—	$—	$5,843	$—	$—	$939,825

The following table reconciles total US GAAP interest and dividends expense to total Economic Interest Expense for the year ended December 31, 2021, 2020, and 2019:

		(unaudited)
		Year Ended December 31,
(Dollar amounts in thousands)		2021	2020	2019
Total US GAAP Interest & Dividend Expense		$211,387	$187,725	$168,628
Management Presentation Reclassifications:
Securities financing interest expense	c	(145,922)	(128,498)	(109,802)
Fund start-up costs, distribution and other fees	d	(2,257)	—	—
Proprietary trading gains and losses	g	(12,515)	(18,850)	(21,076)
Facilitation trading gains and losses	i	(15,839)	(6,236)	(5,428)
Total Management Presentation Reclassifications:		(176,533)	(153,584)	(136,306)
Income Statement Adjustments:
Accelerated debt costs	p	(5,557)	—	—
Amortization of discount/(premium) on debt	m	(1,604)	(4,499)	(4,297)
Total Income Statement Adjustments:		(7,161)	(4,499)	(4,297)
Total Economic Interest Expense		$27,693	$29,642	$28,025

The following tables reconcile total US GAAP Expenses and non-controlling interests to total Economic Expenses for the year ended December 31, 2021, 2020, and 2019:

		(unaudited)
		Year Ended December 31, 2021				Year Ended December 31, 2020
(Dollar amounts in thousands)		Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total	Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total
Total US GAAP		$1,046,371	$483,822	$8,380	$1,538,573	$860,531	$431,831	$(9,299)	$1,283,063
Management Presentation Reclassifications:
Underwriting expenses	a	—	(24,978)	—	(24,978)	—	(22,565)	—	(22,565)
Reimbursable client expenses	b	—	(17,702)	—	(17,702)	—	(18,840)	—	(18,840)
Fund start-up costs, distribution and other fees	d	—	(9,927)	—	(9,927)	—	(6,792)	—	(6,792)
Certain equity method investments	e	—	8,683	—	8,683	—	8,314	—	8,314
Carried interest	f	—	427	—	427	—	(718)	—	(718)
Proprietary trading, interest and dividends	g	—	5,275	(13,353)	(8,078)	—	5,687	(19,584)	(13,897)
Insurance related activities expenses	h	—	(33,938)	—	(33,938)	—	(33,906)	—	(33,906)
Associated partner/banker compensation	j	5,621	(5,621)	—	—	5,377	(5,377)	—	—
Management company non-Controlling interest	k	(1,391)	(3,923)	5,314	—	(1,388)	(5,504)	6,892	—
Total Management Presentation Reclassifications:		4,230	(81,704)	(8,039)	(85,513)	3,989	(79,701)	(12,692)	(88,404)
Fund Consolidated Reclassifications	l	—	(630)	4,973	4,343	—	(5,409)	28,883	23,474
Income Statement Adjustments:
Acquisition related amounts	n	—	(6,593)	—	(6,593)	—	(606)	—	(606)
Contingent liability adjustments	n	—	(15,118)	—	(15,118)	—	(8,492)	—	(8,492)
Goodwill and/or other impairment	r	—	(1,009)	—	(1,009)	—	(2,423)	—	(2,423)
Total Income Statement Adjustments:		—	(22,720)	—	(22,720)	—	(11,521)	—	(11,521)
Total Economic Expenses		$1,050,601	$378,768	$5,314	$1,434,683	$864,520	$335,200	$6,892	$1,206,612

		(unaudited)
		Year Ended December 31, 2019
(Dollar amounts in thousands)		Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total
Total US GAAP		$535,772	$413,092	$31,239	$980,103
Management Presentation Reclassifications:
Underwriting expenses	a	—	(15,067)	—	(15,067)
Reimbursable client expenses	b	—	(16,633)	—	(16,633)
Fund start-up costs and distribution fees	d	—	(6,623)	—	(6,623)
Certain equity method investments	e	—	7,690	—	7,690
Carried interest	f	—	(434)	—	(434)
Proprietary trading gains and losses	g	—	3,277	3,264	6,541
Insurance related activities expenses	h	—	(44,092)	—	(44,092)
Associated partner/banker compensation	j	3,419	(3,419)	—	—
Management company non-Controlling interest	k	(1,653)	(3,143)	4,796	—
Total Management Presentation Reclassifications:		1,766	(78,444)	8,060	(68,618)
Fund Consolidated Reclassifications	l	—	(8,963)	(34,503)	(43,466)
Income Statement Adjustments:
Acquisition adjustments	n	—	(2,608)	—	(2,608)
Goodwill and other impairment	r	—	(4,100)	—	(4,100)
Total Income Statement Adjustments:		—	(6,708)	—	(6,708)
Total Economic Expenses		$537,538	$318,977	$4,796	$861,311

The following table reconciles US GAAP Net Income (loss) Attributable to Cowen Inc. Common Stockholders to Pre-tax Economic Income (Loss), Economic Income (loss), and Economic Operating Income (loss) for the year ended December 31, 2021, 2020, and 2019:

		(unaudited)
		Year Ended December 31,
(Dollar amounts in thousands)		2021	2020	2019

US GAAP Net income (loss) attributable to Cowen Inc. common stockholders		$288,819	$209,571	$17,839
Income Statement Adjustments:
US GAAP Income tax expense (benefit)	o	102,039	90,373	14,853
Amortization of discount (premium) on debt	m	1,604	4,499	4,297
Goodwill and/or other impairment	r	1,009	2,423	4,100
Debt extinguishment gain (loss) and/or accelerated debt costs	p	10,095	(2,719)	—
Bargain purchase gain	n	(3,855)	—	—
Contingent liability adjustments	n	15,118	8,492	—
Acquisition related amounts	n	6,593	606	2,608
Preferred stock dividends	q	6,792	6,792	6,792
Pre-tax Economic Income (Loss)		428,214	320,037	50,489
Economic income tax expense *		(109,194)	—	—
Preferred stock dividends		(6,792)	(6,792)	(6,792)
Economic Income (Loss) *		$312,228	$313,245	$43,697
Add back: Depreciation and amortization expense, net of taxes		14,158	22,677	20,439
Economic Operating Income (Loss)		$326,386	$335,922	$64,136
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
a	Underwriting expenses: Economic Proceeds presents investment banking revenues net of underwriting expenses.
b	Reimbursable client expenses: Economic Proceeds presents expenses reimbursed from clients and affiliates within their respective expense category but is included as a part of revenues under US GAAP.
c	Securities financing interest expense: Brokerage within Economic Proceeds included net securities borrowed and securities loaned activities which are shown gross in interest income and interest expense for US GAAP.
d	Fund start-up costs, distribution and other fees: Economic Proceeds and Economic Interest Expense are net of fund start-up costs and distribution fees paid to agents and other debt service costs.
e	Certain equity method investments: Economic Proceeds and Economic Expenses recognize the Company's proportionate share of management and incentive fees and associated share of expenses on a gross basis for equity method investments within the activist business, real estate operating entities and the healthcare royalty business. The Company applies the equity method of accounting to these entities and accordingly the results from these businesses are recorded within Other Income (Loss) for US GAAP.
f	Carried interest: The Company applies an equity ownership model to carried interest which is recorded in Investment income - Carried interest allocation for US GAAP. The Company presents carried interest as Incentive Income Economic Proceeds.
g	Proprietary trading, interest and dividends: Economic Proceeds presents interest and dividends from the Company's proprietary trading in investment income.
h	Insurance related activities expenses: Economic Proceeds presents underwriting income from the Company's insurance and reinsurance related activities, net of expenses, within other revenue. The costs are recorded within expenses for US GAAP reporting.
i	Facilitation trading gains and losses: Economic Brokerage Proceeds presents gains and losses on investments held as part of the Company's facilitation and trading business within brokerage revenues as these investments are directly related to the markets business activities while these are presented in Investment income - Securities principal transactions, net for US GAAP reporting.
j	Associated partner/banker compensation reclassification: Economic Compensation Expense presents certain payments to associated banking partners as compensation rather than non-compensation expenses.
k	Management company non-controlling interest: Economic Expenses non-controlling interest represents only operating entities that are not wholly owned by the Company. The Company also presents non-controlling interests within total expenses for Economic Income (Loss).
Fund Consolidation Reclassifications
l	The impacts of consolidation and the related elimination entries of the Consolidated Funds are not included in Economic Income (Loss). Adjustments to reconcile to US GAAP Net Income (Loss) included elimination of incentive income and management fees earned from the Consolidated Funds and addition of investment fund expenses excluding management fees paid, investment fund revenues and investment income (loss).
Income Statement Adjustments
m	Pre-tax Economic Income (Loss) excludes the amortization of discount (premium) on debt.
n	Pre-tax Economic Income (Loss) excludes acquisition related adjustments (including bargain purchase gain and contingent liability adjustments).
o	Pre-tax Economic Income (Loss) excludes US GAAP income taxes.
p	Pre-tax Economic Income (Loss) excludes gain/(loss) on debt extinguishment and accelerated debt costs.
q	Pre-tax Economic income (Loss) excludes preferred stock dividends.
r	Economic Income (Loss) excludes goodwill and other impairments.

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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. However, the Company’s assessment could be affected by various risks and uncertainties, including but not limited to, the effects of the COVID-19 pandemic. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of December 31, 2021, we had cash and cash equivalents of $914.3 million and net liquid investment assets of $1.3 billion, which includes cash and cash equivalents and short-term investments held by foreign subsidiaries as of December 31, 2021 of $130.7 million. The Company continues to permanently reinvest the capital and accumulated earnings of its subsidiaries in the United Kingdom, Malta, Germany, Switzerland, Canada, South Africa, and Hong Kong.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid by March 15th.
As a clearing member firm providing services to certain of our brokerage customers, we are subject to cash deposit requirements with clearing organizations, brokers and banks that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers' trading activity and market volatility. At December 31, 2021, the Company had security deposits totaling $111.9 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures.
The Company may incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital.
Unfunded commitments
The following table summarizes unfunded commitments as of December 31, 2021:

Entity	Unfunded Commitments	Commitment term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	$3,886	3 years
Eclipse Ventures Fund I, L.P.	$28	3 years
Eclipse Fund II, L.P.	$23	4 years
Eclipse Continuity Fund I, L.P.	$20	5 years
Cowen Healthcare Investments III LP	$2,632	5 years
Cowen Healthcare Investments IV LP	$6,399	6 years
Cowen Sustainable Investments I LP	$14,643	8 years
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

Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum, which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and paid a cash dividend in respect of the Series A Convertible Preferred Stock of $6.8 million, in each of the years ended December 31, 2021, 2020, and 2019.
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
Upon issuance, each share of Series A Convertible Preferred Stock was convertible, at the option of the holder, into a number of shares of the Company's Class A common stock equal to the liquidation preference of $1,000 divided by the conversion rate. The initial conversion rate (subsequent to the December 5, 2016 reverse stock split) is 38.0619 shares (which equates to $26.27 per share) of the Company's Class A common stock for each share of the Series A Convertible Preferred Stock. At any time on or after May 20, 2020, when the Company's capped call option expired, the Company was able to elect to convert all outstanding shares of the Series A Convertible Preferred Stock into shares of the Company's Class A common stock, cash or a combination thereof, at the Company's election, in each case, based on the then-applicable conversion rate, if the last reported sale price of the Company's Class A common stock equals or exceeds 150% of the then-current conversion price on at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days (including on the last trading day of such period) immediately prior to such election. At the time of conversion, the conversion rate may be adjusted based on certain events, including but not limited to the issuance of cash dividends or Class A common stock as dividends to the Company's Class A common shareholders or a share split or combination.
On December 31, 2021, the Company irrevocably elected that, upon the conversion of any share of the outstanding Series A Convertible Preferred Stock, the Company will settle $1,000 of its conversion obligation in cash. With respect to each conversion, to the extent the conversion obligation per share of Series A Convertible Preferred Stock is greater than $1,000, the Company may satisfy its conversion obligation in respect of such excess using any settlement method permitted under the Certificate of Designations. As the holders can exercise the conversion option on their shares at any time and require cash payment upon conversion, the Company reclassified the Series A Convertible Preferred Stock to temporary equity at December 31, 2021.
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
Effective June 1, 2021, Cowen Prime Services LLC ("Cowen Prime") transferred all of the net assets of its investment advisory business to a newly formed investment advisor, Cowen Prime Advisors LLC. Cowen Prime Advisors LLC succeeded to Cowen Prime’s SEC investment advisor registration on that date pursuant to statutory guidance. As a result of implementing that guidance and the succession process, Cowen Prime is no longer registered as an investment advisor with the SEC.
As of June 30, 2021, Cowen Prime and Cowen and Company were granted regulatory approval to merge from the Financial Industry Regulatory Authority Inc. The companies completed the merger on September 1, 2021 with Cowen and Company being the surviving entity. As a result of the merger, Cowen Prime filed a notice of full withdrawal from registration as a broker-dealer with the SEC, all self-regulatory organizations, and all states on October 19, 2021 and the withdrawal of its registration with the SEC became effective on November 15, 2021.
The Company acquired Portico, a registered broker-dealer on December 16, 2021. As a result of the acquisition, Portico's net assets were transferred into Cowen and Company. The Company applied to withdraw Portico's status as a FINRA registered broker-dealer on December 20, 2021 which was approved by the SEC on February 18, 2022.
Under the alternative method, Cowen and Company's minimum net capital requirement, as defined in (a)(4) of SEA Rule 15c3-1, is equal to the greater of $1.5 million or 2% of aggregate debits arising from customer transactions. ATM Execution, and Westminster are required to maintain minimum net capital, as defined in (a)(1)(ii) of SEA Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debits arising from customer transactions. Advances to affiliates, repayment of borrowings, distributions, dividend payments, and other equity withdrawals are subject to certain notification and other provisions of SEA Rule 15c3-1 and other regulatory bodies.
Cowen and Company is also subject to certain net capital rule requirements under the Regulation 1.17 of the Commodity Futures Trading Commission ("CFTC") under Commodities Exchange Act (“CEA”) as an introducing broker. Under Regulation 1.17, Cowen and Company is required to maintain net capital equal to or in excess of $45,000 or the amount of net capital required by SEA Rule 15c3-1, whichever is greater. Additionally, as an options clearing member of the Options Clearing Corporation ("OCC") under OCC Rule 302, Cowen and Company is required to maintain net capital equal to the greater of $2.0 million or 2% of aggregate debit items. At December 31, 2021, Cowen and Company had $360.3 million of net capital in excess of its minimum requirements under SEA Rule 15c3-1.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. The CFTC has finalized rules establishing capital requirements and financial reporting requirements for CFTC registered swap dealers not subject to regulation by a banking regulator. The SEC has finalized rules establishing similar standards for an entity registering as a standalone securities-based swaps dealer. On October 6, 2021, Cowen Financial Products LLC (“CFP”) became subject to the SEC’s standalone securities-based swap regulatory requirements. CFP registered with the SEC with an effective date of November 1, 2021 as a securities-based swap dealer and is not using models to compute its net capital. Under the rules there is a minimum net capital requirement for, among others, an entity that acts as a dealer in security-based swaps, which is the greater of $20 million or 2% of risk margin amount The risk margin amount means the sum of (i) the total initial margin required to be maintained by the SEC securities-based swaps dealer at each clearing agency with respect to securities-based swaps transactions cleared for securities-based swap customers and (ii) the total initial margin amount calculated by the SEC securities-based swaps dealer swaps dealer with respect to non-cleared securities-based swaps under new SEC rules. At December 31, 2021, CFP had $17.8 million of net capital in excess of its minimum requirements under SEA Rule 18a-1.
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
As of December 31, 2021, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA or SFC requirement and excess as follows:

Subsidiary	Net Capital	Net Capital Requirement	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$367,203	$6,874	$360,329
ATM Execution	$6,778	$250	$6,528
Westminster	$18,997	$250	$18,747
Cowen International Ltd	$52,610	$22,312	$30,298
Cowen Execution Ltd	$16,482	$4,168	$12,314
CFP	$37,756	$20,000	$17,756
Cowen Asia	$2,081	$385	$1,696
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

In accordance with the requirements of SEA Rule 15c3-3, Cowen and Company may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of December 31, 2021, Cowen and Company had segregated approximately $51.8 million of cash to satisfy the customer reserve provision of SEA Rule 15c3-3.
As a clearing and carrying broker-dealer, Cowen and Company is required to compute a reserve requirement for proprietary accounts of broker-dealers ("PAB"), as defined in SEA Rule 15c3-3. Cowen and Company conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEA Rule 15c3-3. This allows each correspondent firm that uses Cowen and Company as its clearing broker-dealer to classify its PAB account assets held at Cowen and Company as allowable assets in the correspondent's net capital calculation. At December 31, 2021, Cowen and Company had $57.2 million of cash on deposit in PAB Reserve Bank Accounts. Cowen and Company and ATM Execution also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
Cowen Financial Products, as a registered securities based swap dealer, claims Rule 18a-4(f) exemption under the Securities and Exchange Act of 1934 (the “Act”) with regard to its swap counterparties on the basis that it has provided sufficient notice to its swap counterparties of their respective rights to require segregation of funds or other property used to secure uncleared security based swaps pursuant to section 3E(f)(1)(A)-(B) of the Act (15 U.S.C. 78c-5(f)(1)(A)). Any margin collateral received and held by the security based swap dealer with respect to uncleared security based swaps will not be subject to a segregation requirement. The notice outlines how a claim of those swap counterparties for the collateral would be treated in a bankruptcy or other formal liquidation proceeding of the security-based swap dealer.
Other Regulatory Requirements
Cowen Insurance Co and Cowen Re are individually required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Malta and Luxembourg, respectively. Each company's individual solvency capital ratio calculated at the end of each quarter must exceed a minimum requirement. As of March 31, 2021 and September 30, 2021 (the last testing date for Cowen Re and Cowen Insurance Co respectively), the solvency capital ratios of both Cowen Insurance Co and Cowen Re were in excess of the minimum requirements.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen's captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of December 31, 2021. RCG Insurance Company’s capital and surplus as of December 31, 2021 totaled $6.0 million.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, realized returns on its own invested capital and borrowings on debt. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash provided by operating activities of $306.6 million for the year ended December 31, 2021 was primarily related to (i) Company net income, (ii) a decrease in securities owned, at fair value, (iii) an increase in proceeds from sales of securities owned, at fair value, (iv) increase in payable to customers and (v) a decrease in stock loan. Net cash provided by operating activities of $513.2 million for the year ended December 31, 2020 was primarily related to (i) Company net income, (ii) proceeds from securities owned, at fair value, held at broker-dealers (iii) increase in payable to customers offset partially by the decrease in purchases of securities owned, at fair value, the decrease in securities borrowed, and the decrease in receivable from brokers, dealers and clearing organizations. Net cash used in operating activities of $208.3 million for the year ended December 31, 2019 was primarily related to the purchases of securities owned, at fair value, held at broker-dealer, offset partially by stock borrow stock loan activity.
Investing Activities.    Net cash used in investing activities of $75.5 million for the year ended December 31, 2021 was primarily related to (i) purchases of other investments only partially offset with the proceeds from sales of other investments and (ii) purchases of assets through acquisition, net of cash acquired. Net cash used in investing activities of $43.0 million for the year ended December 31, 2020 was primarily related to the purchases of other investments only partially offset by the proceeds from sales of other investments. Net cash used in investing activities of $47.6 million for the year ended December 31, 2019 was primarily related to the purchase of Quarton and other investments.
Financing Activities.    Net cash used in financing activities for the year ended December 31, 2021 of $15.7 million was primarily related to (i) borrowings on notes and other debt partially offset by repayments on notes and other debt and (ii) purchase of treasury stock and (iii) repayments on convertible debt.  Net cash provided by financing activities for the year ended December 31, 2020 of $25.6 million was primarily related to (i) capital contributions by non-controlling interests in Consolidated Funds offset only partially by capital withdrawals by non-controlling interests in Consolidated Funds and (ii) borrowings on notes and other debt offset only partially by repayments on notes and other debt. Net cash provided by financing activities for the year ended December 31, 2019 of $200.4 million was primarily related to (i) capital contributions by non-controlling interests offset only partially by capital withdrawals by non-controlling interests in Consolidating Funds and (ii) borrowings on notes and other debt.
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
Amortization on the discount, included within interest and dividends expense in the accompanying consolidated statements of operations is $6.7 million, $4.6 million and $4.3 million for the years ended December 31, 2021, 2020, and 2019, respectively, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and was amortized over the life of the December 2022 Convertible Notes in interest and dividends expense in the accompanying consolidated statements of operations. The Company recorded interest expense of $1.2 million, $4.0 million and $4.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, which is shown net in notes payable in the accompanying consolidated statement of financial condition. To date the May 2024 Notes have maintained their initial private rating, and the interest rate has remained unchanged. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $5.7 million, $5.7 million and $2.9 million for the years ended December 31, 2021, 2020, and 2019, respectively. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in September 2019, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes in interest and dividends expense in the accompanying consolidated statements of operations.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the "June 2033 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $7.7 million for the years ended December 31, 2021, 2020, and 2019, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes in interest and dividends expense in the accompanying consolidated statements of operations.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the "December 2027 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million, $10.1 million, and $10.1 million for years ended December 31, 2021, 2020, and 2019, respectively. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes in interest and dividends expense in the accompanying consolidated statements of operations. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
On March 24, 2021, the Company delivered payment of and discharged all $138.0 million outstanding aggregate principal of the December 2027 Notes plus accrued and unpaid interest through the effective redemption date of April 23, 2021. In conjunction with the extinguishment of the December 2027 Notes , the Company accelerated the pro-rata capitalized debt issuance costs. For the year ended December 31, 2021, the Company recognized $4.4 million of loss on debt extinguishment.
Term Loan
March 2028 Term LoanOn March 24, 2021, the Company borrowed $300 million of first lien term loan due March 24, 2028. On December 15, 2021, the Company borrowed an additional $150 million first lien term loan under the same terms and conditions as, and fungible with, the initial first lien term loan (collectively, the “March 2028 Term Loan”). The aggregate amount borrowed under the March 2028 Term Loan is $450 million. The March 2028 Term Loan bears interest at an annual rate equal to, at the option of the Company, either the (a) London Inter-bank Offered Rate ("LIBOR") (adjusted for reserves and subject to a floor of 0.75%) plus a margin of 3.25% or (b) an alternate base rate plus a margin of 2.25%. The Company is required to pay amortization of approximately 1.00% per annum of the original principal amount of the March 2028 Term Loan. The obligations of the Company for the March 2028 Term Loan are guaranteed by certain of the Company’s wholly-owned domestic subsidiaries (excluding its broker-dealer subsidiaries) (the “Guarantors”) and secured by substantially all of the assets of the Company and the Guarantors, subject in each case to certain customary exceptions. The terms of the March 2028 Term Loan contain customary affirmative and negative covenants, subject to certain customary exceptions, thresholds, qualifications and “baskets”. Proceeds from the March 2028 Term Loan were used to (i) satisfy and discharge and redeem the Company’s 2027 Senior Notes, (ii) redeem the Company’s December 2022 Convertible Notes that remained outstanding as of March 31, 2021 and pay the cash settlement amount in connection with the conversion of December 2022 Convertible Notes prior to that redemption date, and (iii) for the payment of fees, commissions, premiums, expenses and other transaction costs (including original issue discount or upfront fees)

payable in connection with the transactions related thereto. As of December 31, 2021, the outstanding principal amount of the March 2028 Term Loan was $446.6 million.
Interest expense for the March 2028 Term Loan was $9.7 million for the years ended December 31, 2021, based on an effective interest rate of 4.46%. In March 2021, the Company capitalized debt issuance costs of approximately $6.6 million and initial unamortized discount of $1.5 million related to the March 2028 Term Loan which is a direct deduction from the carrying value of the debt and will be amortized over the life of the March 2028 Term loan in interest and dividends expense in the accompanying consolidated statements of operations. In December 2021, the Company capitalized debt issuance costs of approximately $2.7 million and unamortized discount of $1.5 million related to the additional borrowing of $150 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the March 2028 Term loan in interest and dividends expense in the accompanying consolidated statements of operations.
The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that all US Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative as of June 30, 2023. As the March 2028 Term Loan represents the Company’s only significant exposure to LIBOR as of December 31, 2021, the transition to an alternative Inter-bank Offer Rate is not expected to have a material impact on Company's consolidated financial statements.
June 2020 Term Loan
On June 30, 2017, a subsidiary of the Company borrowed $28.2 million to fund general corporate purposes. In July 2019, the subsidiary of the Company borrowed separately, from the same lender, $4.0 million to fund general corporate purposes. Each loan was secured by the value of the Company's limited partnership interests in two affiliated investment funds. The Company had provided a guarantee for these loans. Both loans had an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire combined principal amount due (as amended) on June 26, 2020 when they were both fully repaid. The Company recorded interest expense of $0.8 million and $1.8 million for the years ended December 31, 2020 and 2019.
Other Notes Payable
During January 2021, the Company borrowed $3.0 million to fund insurance premium payments. This note had an effective interest rate of 2.01% and was due in December 2021, with monthly payment requirements of $0.3 million. As of December 31, 2021, the note was fully repaid. Interest expense for the year ended December 31, 2021 was insignificant.
On September 30, 2020, the Company borrowed $72.0 million from Purple Protected Asset S-81 ("PPA S-81"), a Luxembourg entity unrelated to Cowen. The Company repaid $60.0 million of the PPA S-81 loan in June 2021. The loan is payable on September 30, 2023, had an initial interest rate of 1.4 times the Secured Overnight Financing Rate ("SOFR") plus 6.07% until December 31, 2020 and 1.4 times the SOFR plus 5.8% until June 30, 2021 and 3.65 times the SOFR plus 4.0% thereafter with quarterly interest payments. The loan obligation, as well as a loan issued by The Military Mutual Ltd (a United Kingdom company unrelated to Cowen) with principal of $28.4 million that was sold by Cowen Re to PPA S-81 at fair value for no gain or loss on September 30, 2020, are fully cash collateralized through a reinsurance policy provided by Cowen Re which is reflected in cash collateral pledged in the consolidated statements of financial condition as of December 31, 2020 (see Notes 4 and 22). The Company capitalized debt issuance costs of approximately $1.7 million which is a direct deduction from the carrying value of the loan and will be amortized over the life of the loan in interest and dividends expense shown in the accompanying consolidated statements of operations. The Company recorded interest expense of $3.0 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively, related to its loan payable to PPA S-81.
During November 2019, the Company borrowed $2.6 million to fund general corporate capital expenditures. This note had an effective interest rate of 6% and is due in November 2024, with monthly payment requirements of $0.1 million. As of December 31, 2021, the outstanding balance on this note was $1.5 million. Interest expense for the years ended December 31, 2021 and 2020 was and $0.1 million, respectively and for year ended December 31, 2019 was insignificant..
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

Revolving Credit Facility
In December 2019, the Company entered into a two-year committed corporate credit facility with a capacity of $25.0 million. This credit facility has (i) an effective interest rate equal to LIBOR plus 3.25% on any money drawn from the credit facility and (ii) a commitment or unused line fee that is 50 basis points on the undrawn amount. All amounts outstanding under this credit facility were fully repaid during the second quarter of 2020. Interest expense for the year ended December 31, 2020 was $0.3 million
Finance Lease Obligations
The Company has entered into various finance leases for computer equipment. These finance lease obligations are included in notes payable and other debt in the accompanying consolidated statements of financial condition.
For the years ended December 31, 2021, 2020, and 2019, quantitative information regarding the Company's finance lease obligations reflected in the accompanying consolidated statements of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	$1,274	$1,232	$1,266
Interest on lease liabilities	116	171	227

Weighted average remaining lease term - operating leases (in years)	1.71	2.24	3.21
Weighted average discount rate - operating leases	4.70%	4.89%	4.88%
Letters of Credit
As of December 31, 2021, the Company has the following irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged cash collateral for reinsurance agreements which amounted to $44.1 million, as of December 31, 2021, and $106.8 million, as of December 31, 2020, which are expected to be released periodically as per the terms of the reinsurance policy between September 30, 2021 and March 31, 2024.
.

Location	Amount	Maturity
	(dollars in thousands)
New York	$209	April 2023
New York	$1,325	October 2022
New York	$1,226	August 2022
Boston	$194	March 2023
San Francisco	$459	October 2025
	$3,413
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2021 and 2020 there were no amounts due related to these letters of credit.

Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of December 31, 2021:

	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment, Service and Facility Leases
Real Estate and Other Facility Rental	$109,429	$24,697	$46,539	$18,730	$19,463
Service Payments	56,810	25,085	17,765	6,603	7,357
Operating Equipment Leases	1,641	520	751	370	—
Total	167,880	50,302	65,055	25,703	26,820
Debt
Notes Payable	281,263	13,405	101,983	15,500	150,375
Term Loan	556,488	22,533	44,519	43,790	445,646
Finance Lease Obligation	1,745	1,128	563	54	—
Other Notes Payable	13,679	543	13,136	—	—
Total	$853,175	$37,609	$160,201	$59,344	$596,021
Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of December 31, 2021, are as follows:

	Notes Payable	Term Loan	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2022	$13,405	$22,533	$543	$1,128
2023	13,405	22,351	12,593	481
2024	88,578	22,168	543	82
2025	7,750	21,986	—	42
2026	7,750	21,804	—	12
Thereafter	150,375	445,646	—	—
Subtotal	281,263	556,488	13,679	1,745
Less (a)	(107,248)	(121,341)	(1,142)	(73)
Total	$174,015	$435,147	$12,537	$1,672
(a)Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the Company's convertible debt.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of December 31, 2021. However, through indemnification provisions in our clearing agreements, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreements, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
The VIEs the Company has invested in act as investment managers and/or investment companies that may be managed by the Company. The VIEs are financed through their operations and/or loan agreements with the Company.

In the ordinary course of business, the Company also sponsors various other entities that it has determined to be VIEs. These VIEs are primarily investment funds for which the Company serves as the general partner, managing member and/or investment manager with decision-making rights. The Company consolidates these investment funds when its variable interest is potentially significant to the entity (see Note 6 for additional disclosures on VIEs).
The Company consolidates investment funds for which it acts as the managing member/general partner and investment manager. At December 31, 2021, the Company consolidated the following investment funds: Ramius Enterprise LP (“Enterprise LP”) and Cowen Private Investments LP ("Cowen Private"). At December 31, 2020, the Company consolidated the following investment funds: Enterprise LP, Cowen Private, and Cowen Sustainable Investments I LP ("CSI I LP"). At December 31, 2019, the Company consolidated the following investment funds: Enterprise LP, Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private, Ramius Merger Arbitrage UCITS Fund ("UCITS Fund"), and CSI I LP.
During the first quarter of 2021, the Company deconsolidated CSI I LP due to the Company's ownership being diluted through a capital equalization event. During the second quarter of 2020, the Company deconsolidated the Merger Fund and UCITS Fund due to a partial redemption of the Company’s direct portfolio fund investment in Merger Fund and a partial termination of the notional value of UCITS Fund units referenced in a total return swap with a third party. The Company continues to hold a direct retained portfolio fund investment in the Merger Fund and CSI I LP and continues to have economic exposure to the returns of UCITS Fund through a total return swap with a third party. Merger Fund, CSI I LP and UCITS Fund continue to be related parties of the Company after deconsolidation. Each of CSI I Golden Holdco LP ("Golden HoldCo") and CSI I Prodigy Holdco LP ("Prodigy HoldCo") were deconsolidated in the fourth quarter of 2020 when the Company raised additional capital within the sustainable investing strategy that diluted the Company's direct and indirect ownership. As a result, the Company's direct and indirect ownership in Golden Holdco and Prodigy Holdco is no longer expected to be significant to either entity and the entities were deconsolidated.
Equity Method Investments—For operating entities over which the Company exercises significant influence but which do not meet the requirements for consolidation as outlined above, the Company uses the equity method of accounting. The Company's investments in equity method investees are recorded in other investments in the accompanying consolidated statements of financial condition. The Company's share of earnings or losses from equity method investees is included in Net gains (losses) on other investments in the accompanying consolidated statements of operations.
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other than temporary.
Other—If the Company does not consolidate an entity or apply the equity method of accounting, the Company accounts for its investment in such entity (primarily consisting of securities of such entity which are purchased and held principally for the purpose of selling them in the near term and classified as trading securities), at fair value with unrealized gains (losses) resulting from changes in fair value reflected within Investment income (loss) - Securities principal transactions, net or Investment income (loss) - portfolio fund investment income (loss) in the accompanying consolidated statements of operations.
Retention of Specialized Accounting—The Consolidated Funds and certain other consolidated companies are investment companies and apply specialized industry accounting. The Company reports its investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within Consolidated Funds - Principal transactions, net in the accompanying consolidated statements of operations. Accordingly, the accompanying consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company.
Certain portfolio fund investments qualify as equity method investments and are investment companies that apply specialized industry accounting. In applying equity method accounting guidance, the Company retains the specialized accounting of the investees and reports its investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within Investment Income - portfolio fund principal transactions, net in the accompanying consolidated statements of operations.
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
iii. Equity Method Investments—For operating entities over which the Company exercises significant influence but which do not meet the requirements for consolidation as outlined above, the Company applies the equity method of accounting. The Company's investments in equity method investees are recorded in other investments in the accompanying consolidated statements of financial condition. The Company's share of earnings or losses from equity method investees is included in Net gains (losses) on other investments in the accompanying consolidated statements of operations.
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
Intangible assets
Intangible assets with finite lives are amortized over their estimated average useful lives. Intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset or asset group's carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized in the accompanying consolidated statements of operations if the sum of the estimated undiscounted cash flows from the use or disposition of the asset or asset group is less than the corresponding carrying value. The Company continually monitors the estimated average useful lives of existing intangible assets.
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the consolidated statements of operations. See Note 27 in our accompanying consolidated financial statements for the quarter ended December 31, 2021 for further discussion.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 2ab "Recent pronouncements" in our accompanying consolidated financial statements for the year ended December 31, 2021.
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
A 10% change in the fair value of the investments held by the Company's investment funds as of December 31, 2021 would result in a change of approximately $1.1 billion in our assets under management and would impact management fees by approximately $4.4 million on an annual basis. This number is an estimate. The amount would be dependent on the fee structure of the particular investment fund or funds that experienced such a change.
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
Credit risk
The Company clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company and the clearing brokers, the clearing brokers have the right to charge the Company for losses that result from a counterparty's failure to fulfill its contractual obligations. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, we believe there is no maximum amount assignable to this right. Accordingly, at December 31, 2021, the Company had recorded no liability.
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of December 31, 2021.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that occurred during the Company's fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information in the definitive proxy statement for our 2022 annual meeting of stockholders under the captions "Executive Officers," "Board of Directors," "Information Regarding the Board of Directors and Corporate Governance—Committees of the Board—Audit Committee," "Information Regarding the Board of Directors and Corporate Governance—Director Nomination Process," "Information Regarding the Board of Directors and Corporate Governance—Procedures for Nominating Director Candidates," "Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.
Item 11.    Executive Compensation
The information in the definitive proxy statement for our 2022 annual meeting of stockholders under the captions "Executive Compensation—Compensation and Benefits Committee Report," "Certain Relationships and Related Transactions—Compensation and Benefits Committee Interlocks and Insider Participation" and "Information Regarding the Board of Directors and Corporate Governance—Compensation Program for Non-Employee Directors" is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the definitive proxy statement for our 2022 annual meeting of stockholders under the captions "Security Ownership—Beneficial Ownership of Directors, Nominees and Executive Officers," "Security Ownership—Beneficial Owners of More than Five Percent of our Common Stock" and "Securities Authorized for Issuance Under Equity Compensation Plans" are incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions
The information in the definitive proxy statement for our 2022 annual meeting of stockholders under the captions "Information Regarding the Board of Directors and Corporate Governance—Director Independence," "Certain Relationships and Related Transactions—Transactions with Related Persons," and "Certain Relationships and Related Transactions—Review and Approval of Transactions with Related Persons" is incorporated herein by reference.
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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents filed as part of this Annual Report on Form 10-K:
1.    Consolidated Financial Statements
The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-1 through F-75 hereof.
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

4.8	Third Supplemental Indenture, dated June 11, 2018, by and between Cowen Inc. and The Bank of New York Mellon (previously filed as Exhibit 4.2 to the Form 8-K filed June 11, 2018).
4.9	Form of Note Purchase Agreement including Form of Note attached thereto (previously filed as Exhibit 4.1 to the Form 8-K filed April 29, 2019).
4.10	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).

Exhibit No.	Description

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

10.11	Form of Performance Shares Award Agreement (previously filed as Exhibit 10.1 to the Form 10-Q filed August 1, 2019).*
10.12	Credit Agreement dated December 2, 2019 (previously filed as Exhibit 10.1 to the Form 8-K filed December 4. 2019).
10.13	Form of Restricted Stock Unit and Deferred Cash Award (previously filed as Exhibit 10.22 to the Form 10-K filed March 4, 2020).*
10.14	Amended and Restated Employment Agreement between the Company and Jeffrey Solomon dated January 31, 2020 (previously filed as Exhibit 10.1 to Form 8-K filed February 3, 2020). *
10.15	Amended and Restated Employment Agreement between the Company and John Holmes dated January 31, 2020 (previously filed as Exhibit 10.2 to Form 8-K filed February 3, 2020). *
10.16	Amended and Restated Employment Agreement between the Company and Stephen Lasota dated January 31, 2020 (previously filed as Exhibit 10.3 to Form 8-K filed February 3, 2020).*
10.17	Amended and Restated Employment Agreement between the Company and Owen Littman dated January 31, 2020 (previously filed as Exhibit 10.4 to Form 8-K filed February 3, 2020).*
10.18	2020 Equity Incentive Plan (previously filed as Appendix A to the Definitive Proxy Statement of Cowen Inc. on Schedule 14A for the year ended December 31, 2019, as filed on May 22, 2020).*
10.19	Form of 2020 Performance Share Award Agreement (previously filed as Exhibit 10.20 to the Form 10-K filed March 3, 2021). *
10.20	Form of 2020 Restricted Stock Unit and Deferred Cash Award Agreement (previously filed as Exhibit 10.21 to the Form 10-K filed March 3, 2021). *
10.21
Credit Agreement, dated as of March 24, 2021 among the Company, as borrower, the financial institutions from time to time party thereto, as lenders and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent (previously filed as Exhibit 10.1 to the Form 8-K filed on March 30, 2021).

Exhibit No.	Description

10.22
Cowen Inc. 2020 Equity Incentive Plan (as amended and restated) (Incorporated by reference to Appendix A to the Definitive Proxy Statement of Cowen Inc. on Schedule 14A for the year ended December 31, 2020, as filed on May 21, 2021).*

10.23
Amendment No. 1 to Credit Agreement dated as of December 15, 2021, among Cowen Inc., as borrower, the Loan Guarantors party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and each 2021 Incremental Term Lender (previously filed as Exhibit 10.1 to the Form 8-K filed on December 21, 2021).

10.24	Form of 2021 Director RSU Award Agreement (filed herewith).*
21.1	Subsidiaries of Cowen Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104	Cover Page Interactive Data File - (formatted as inline XBRL and contained in Exhibit 101)

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
As of the end of the Company's 2021 fiscal year, management conducted an assessment of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2021 was effective.
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
The Company's internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2021.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cowen Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Cowen Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Assessment of fair value of certain level 3 financial assets
As discussed in Notes 2f and 7 to the consolidated financial statements, the Company has recorded financial assets classified as level 3 in the fair value hierarchy of $182.5 million. Certain of these financial assets are valued based on their proportional rights of the underlying portfolio company. The fair value of these financial assets is determined based on pricing inputs that are unobservable and includes situations where there is little, if any, market activity for the asset. The determination of fair value for these level 3 financial assets involves use of discounted cash flows, which incorporate unobservable inputs and therefore requires significant management judgment or estimation.
We identified the assessment of the fair value measurement of certain financial assets classified as level 3 in the fair value hierarchy as a critical audit matter. There is a high degree of auditor judgment involved in evaluating certain inputs used in these fair value estimates, such as projected future cash flows and the discount rate. In addition, the evaluation of these estimates required the involvement of individuals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of certain level 3 assets, including controls related to the review of significant unobservable inputs, such as projected future cash flows and the discount rate, used by the Company in its fair value measurements, including the monitoring of changes to these inputs. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the reasonableness of the fair value measurement for a selection of level 3 financial assets through developing an independent estimate of the fair value of the financial asset and comparing the results of our estimate of fair value to the Company's fair value measurement. As part of this independent estimate, the valuation professionals developed independent pricing inputs, such as the discount rate. We also evaluated the projected future cash flows by comparing historical projections to financial results, evaluating the appropriateness of the projected growth rates relative to historical growth, and confirming the projections with the portfolio company.
/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

New York, New York
March 1, 2022

Cowen Inc. Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data)
	As of December 31, 2021	As of December 31, 2020
Assets
Cash and cash equivalents	$914,343	$645,169
Cash collateral pledged	47,494	110,743
Segregated cash	194,701	185,141
Securities owned, at fair value ($1,750,346 and $1,524,136 were pledged to various parties)	2,660,742	2,001,602
Securities purchased under agreements to resell	—	191
Receivable on derivative contracts, at fair value	286,135	51,482
Securities borrowed	1,704,603	1,908,187
Other investments ($137,986 and $133,454 at fair value, respectively)	274,111	255,027
Deposits with clearing organizations, brokers and banks	111,857	104,952
Receivable from brokers, dealers and clearing organizations, net of allowance of $636 and $885, respectively	1,614,347	1,729,744
Receivable from customers, net of allowance of $687 and $530, respectively	159,418	103,963
Fees receivable, net of allowance of $886 and $3,348, respectively	145,809	160,349
Due from related parties	31,449	21,068
Fixed assets, net of accumulated depreciation and amortization of $50,017 and $40,670, respectively	25,976	33,023
Operating lease right-of-use assets	93,655	78,241
Goodwill	234,005	147,084
Intangible assets, net of accumulated amortization of $33,219 and $37,884, respectively	44,167	24,403
Deferred tax asset, net	21,765	9,030
Other assets	84,828	54,884
Consolidated Funds
Cash and cash equivalents	296	417
Securities owned, at fair value	—	10,622
Other investments	99,067	192,670
Other assets	46	207
Total Assets	$8,748,814	$7,828,199
Liabilities, Temporary Equity and Permanent Equity
Liabilities
Securities sold, not yet purchased, at fair value	$1,201,448	$728,115
Securities sold under agreements to repurchase	63,469	5,036
Payable for derivative contracts, at fair value	60,163	76,160
Securities loaned	1,586,572	2,476,414
Payable to brokers, dealers and clearing organizations	586,553	415,143
Payable to customers	2,432,612	1,680,326
Commission management payable	102,990	116,987
Compensation payable	443,580	373,339
Operating lease liabilities	98,883	82,735
Notes payable and other debt	623,371	383,067
Convertible debt	—	80,808
Fees payable	16,483	43,833
Due to related parties	—	51
Accounts payable, accrued expenses and other liabilities	236,088	196,479
Consolidated Funds
Due to related parties	23	7
Accounts payable, accrued expenses and other liabilities	225	578
Total Liabilities	$7,452,460	$6,659,078

Cowen Inc. Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data)
	As of December 31, 2021	As of December 31, 2020
(continued)
Commitments and Contingencies (Note 27)

Redeemable Series A Convertible Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of December 31, 2021 (aggregate liquidation preference of $120,750)	$120,750	—

Permanent Equity
Series A Convertible Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of December 31, 2020 (aggregate liquidation preference of $120,750)	$—	$1
Class A common stock, par value $0.01 per share: 62,500,000 shares authorized, 55,826,893 shares issued and 27,778,964 outstanding as of December 31, 2021 and 62,500,000 shares authorized, 49,465,491 shares issued and 26,845,628 outstanding as of December 31, 2020, respectively (including 901,374 and 334,230 restricted shares, respectively)	334	334
Class B common stock, par value $0.01 per share: 62,500,000 authorized, no shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	1,100,667	1,130,138
Retained earnings	461,982	185,901
Accumulated other comprehensive income (loss)	(2)	(7)
Less: Class A common stock held in treasury, at cost, 28,047,929 and 22,619,863 shares as of December 31, 2021 and 2020, respectively	(547,112)	(346,870)
Total Cowen Inc. Stockholders' Equity	1,015,869	969,497
Nonredeemable non-controlling interests	159,735	199,624
Total Permanent Equity	$1,175,604	$1,169,121
Total Liabilities, Redeemable Preferred Stock and Permanent Equity	$8,748,814	$7,828,199

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Inc. Consolidated Statements of Operations (in thousands, except per share data)
	Year Ended December 31,
	2021	2020	2019
Revenues
Investment banking	$1,067,162	$769,486	$375,025
Brokerage	585,162	524,361	389,047
Investment income (loss)
Securities principal transactions, net	122,110	124,667	39,289
Portfolio fund principal transactions, net	338	20,434	12,060
Carried interest allocations	5,059	59,250	18,505
Total investment income (loss)	127,507	204,351	69,854
Management fees	72,287	47,515	32,608
Incentive income	2,732	592	1,547
Interest and dividends	219,292	187,459	174,913
Insurance and reinsurance premiums	39,631	30,147	46,335
Other revenues, net	5,211	10,503	6,069
Consolidated Funds
Principal transactions, net	(6,194)	(24,338)	58,381
Interest and dividends	9	5,218	9,772
Other revenues	—	632	19
Total revenues	2,112,799	1,755,926	1,163,570
Interest and dividends expense	211,387	187,725	168,628
Total net revenues	1,901,412	1,568,201	994,942

Expenses
Employee compensation and benefits	1,046,371	860,531	535,772
Brokerage and trade execution costs	153,831	139,034	103,235
Underwriting expenses	24,978	22,565	15,067
Professional, advisory and other fees	80,849	59,990	48,385
Service fees	25,768	25,378	23,707
Communications	37,499	32,593	31,894
Occupancy and equipment	40,692	36,559	39,726
Depreciation and amortization	19,004	22,677	20,460
Client services and business development	29,607	20,526	50,371
Goodwill impairment	—	—	4,100
Insurance and reinsurance claims, commissions and amortization of deferred acquisition costs	33,938	33,905	44,070
Other expenses	37,026	33,195	23,114
Consolidated Funds
Interest and dividends	—	2,064	4,602
Professional, advisory and other fees	273	2,087	2,426
Brokerage and trade execution costs	—	37	122
Other expenses	357	1,221	1,813
Total expenses	1,530,193	1,292,362	948,864
Other income (loss)
Net gains (losses) on other investments	35,494	18,879	24,645
Bargain purchase gain, net of tax	3,855	—	—
Gain/(loss) on debt extinguishment	(4,538)	2,719	—
Total other income (loss)	34,811	21,598	24,645
Income (loss) before income taxes	406,030	297,437	70,723
Income tax expense (benefit)	102,039	90,373	14,853
Net income (loss)	303,991	207,064	55,870

Cowen Inc. Consolidated Statements of Operations (in thousands, except per share data)
	Year Ended December 31,
	2021	2020	2019
(continued)
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	8,380	(9,299)	31,239
Net income (loss) attributable to Cowen Inc.	295,611	216,363	24,631
Preferred stock dividends	6,792	6,792	6,792
Net income (loss) attributable to Cowen Inc. common stockholders	$288,819	$209,571	$17,839

Weighted average common shares outstanding:
Basic	27,721	27,790	29,525
Diluted	32,628	29,519	31,286
Earnings (loss) per share:
Basic	$10.42	$7.54	$0.60
Diluted	$8.85	$7.10	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Inc.
Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)

	Year Ended December 31,
	2021		2020		2019
Net income (loss)		$303,991		$207,064		$55,870
Other comprehensive income (loss), net of tax:
Foreign currency translation	5		(2)		—
Total other comprehensive income (loss), net of tax		5		(2)		—
Comprehensive income (loss)		$303,996		$207,062		$55,870
Less: Comprehensive income (loss) attributable to non-controlling interests		8,380		(9,299)		31,239
Comprehensive income (loss) attributable to Cowen Inc.		$295,616		$216,361		$24,631

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Inc.
Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)

	Year Ended December
	2021	2020	2019
(in shares)
Common Shares Outstanding
Beginning balance	26,845,628	28,610,357	28,437,860
Restricted stock awards issued	2,710,719	2,174,859	2,407,857
Common stock issuance for purchase of investment	68,980	—	—
Common stock issuance upon acquisitions (See Note 3)	642,862	74,694	1,033,350
Purchase of treasury stock, at cost	(5,428,066)	(4,014,282)	(3,268,710)
Share settlement of convertible notes (See Note 23)	2,938,841	—	—
Ending balance	27,778,964	26,845,628	28,610,357
Preferred Shares Outstanding
Beginning balance	120,750	120,750	120,750
Reclassification of Series A Convertible Preferred Stock (See Note 17)	(120,750)	—	—
Ending balance	—	120,750	120,750

(in dollars)
Total Cowen Inc. Stockholders' Equity (beginning of period)	$969,497	$809,855	$794,407
Common stock
Beginning balance	334	334	324
Common stock issuance upon acquisitions (See Note 3)	—	—	10
Ending balance	334	334	334
Preferred stock
Beginning balance	1	1	1
Reclassification of Series A Convertible Preferred Stock (See Note 17)	(1)	—	—
Ending balance	—	1	1
Treasury stock
Beginning balance	(346,870)	(284,301)	(234,142)
Purchase of treasury stock, at cost	(200,242)	(62,569)	(50,159)
Ending balance	(547,112)	(346,870)	(284,301)
Additional Paid-in Capital
Beginning balance	1,130,138	1,110,635	1,062,877
Reclassification of Series A Convertible Preferred Stock (See Note 17)	(120,749)	—	—
Common stock issuance for purchase of investment	2,500	—	—
Common stock issuance upon acquisitions (See Note 3)	23,060	926	14,436
Embedded cash conversion option, net of tax (See Note 18)	—	—	(596)
Equity portion of convertible note extinguishment (See Note 18)	—	(29,645)	—
Amortization of share based awards	65,718	48,222	33,918
Ending balance	$1,100,667	$1,130,138	$1,110,635
Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(7)	$(5)	$(5)
Foreign currency translation	5	(2)	—
Ending balance	(2)	(7)	(5)

	Year Ended December
	2021	2020	2019
Retained Earnings/ (Accumulated deficit)
Beginning balance	185,901	(16,809)	(34,648)
Cumulative effect of the adoption of the new revenue recognition standard (See Note 2e)	—	(10)	—
Net income (loss) attributable to Cowen Inc.	295,611	216,363	24,631
Preferred stock dividends (See Note 17)	(6,792)	(6,792)	(6,792)
Cash dividends to common stockholders (See Note 18)	(12,738)	(6,851)	—
Ending balance	461,982	185,901	(16,809)
Total Cowen Inc. Stockholders' Equity (end of period)	$1,015,869	$969,497	$809,855

Nonredeemable Non-controlling Interests
Beginning balance	$199,624	$94,320	$64,880
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	8,380	23,625	22,797
Capital contributions	55,556	201,223	11,655
Capital withdrawals	(29,012)	(78,251)	(5,012)
Consolidation of entity	—	48,596	—
Deconsolidation of entity	(74,813)	(89,889)	—
Ending balance	159,735	199,624	94,320
Total Permanent Equity	$1,175,604	$1,169,121	$904,175

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Inc. Consolidated Statements of Cash Flows (dollars in thousands)
	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$303,991	$207,064	$55,870
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Bargain purchase gain, net of tax	(3,855)	—	—
Depreciation and amortization	19,004	22,677	20,460
Goodwill impairment	—	—	4,100
Amortization of debt issuance costs	2,563	1,512	1,129
Amortization of debt discount (premium)	6,727	4,490	4,598
Noncash lease expense	734	(561)	(2,148)
Asset impairment	—	2,425	—
(Gain) / loss on extinguishment of debt	3,890	(2,719)	—
Share-based awards	65,718	48,222	33,918
Change in deferred taxes	(14,095)	70,136	13,295
Net loss (gain) on disposal of fixed assets	—	—	233
Contingent liability adjustment	(614)	—	—
Purchases of securities owned, at fair value	(1,136,928)	(1,682,598)	(2,107,956)
Proceeds from sales of securities owned, at fair value	1,007,261	1,793,934	2,042,946
Proceeds from sales of securities sold, not yet purchased, at fair value	257,142	821,829	1,360,075
Payments to cover securities sold, not yet purchased, at fair value	(262,362)	(850,608)	(1,408,043)
Proceeds from other investments	27,477	22,453	23,886
Investment Income (loss) principal transactions, net	(66,219)	(161,699)	(74,284)
Consolidated Funds
Purchases of securities owned, at fair value	(4,000)	(1,912,137)	(2,725,439)
Proceeds from sales of securities owned, at fair value	13,748	1,793,528	2,618,200
Purchases of other investments	—	(2,090)	(3,408)
Proceeds from other investments	14,130	6,734	23,954
Investment Income (loss) principal transactions, net	5,990	21,597	(90,900)
(Increase) decrease in operating assets:
Securities owned, at fair value, held at broker-dealer	(496,443)	(335,510)	(990,356)
Receivable on derivative contracts, at fair value	(234,653)	11,394	(37,522)
Securities borrowed	203,584	(1,153,746)	(346,646)
Deposits with clearing organizations, brokers and banks	(6,905)	(13,197)	(2,332)
Receivable from brokers, dealers and clearing organizations	115,397	(1,048,049)	104,418
Receivable from customers, net of allowance	(55,455)	1,684	(67,789)
Fees receivable, net of allowance	16,919	(33,991)	(7,143)
Due from related parties	(10,088)	5,498	7,120
Other assets	(16,738)	63,626	(6,501)
Consolidated Funds
Receivable on derivative contracts, at fair value	(2,917)	(19,710)	(1,417)
Receivable from brokers	—	(961)	(17,636)
Other assets	13	564	(159)
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	473,516	286,105	277,119
Securities sold under agreement to repurchase	58,433	(18,208)	23,244
Payable for derivative contracts, at fair value	(15,997)	15,399	44,679
Securities loaned	(889,842)	874,548	1,187,014
Payable to brokers, dealers and clearing organizations	171,410	144,125	42,287
Payable to customers	752,286	1,250,102	(94,929)
Commission management payable	(13,997)	45,367	(23,650)
Compensation payable	29,833	134,522	(38,954)
Fees payable	(27,350)	22,293	(1,025)
Due to related parties	(51)	254	(5,320)
Accounts payable, accrued expenses and other liabilities	15,707	55,879	(3,148)
Consolidated Funds
Contributions received in advance	—	450	50
Payable to brokers	—	8,560	(22,657)
Payable for derivative contracts, at fair value	—	11,967	3,106

Cowen Inc. Consolidated Statements of Cash Flows (dollars in thousands)
	Year Ended December 31,
	2021	2020	2019

(continued)
Due to related parties	16	(386)	581
Accounts payable, accrued expenses and other liabilities	(353)	436	(129)
Net cash provided by / (used in) operating activities	306,627	513,204	(187,209)
Cash flows from investing activities:
Securities purchased under agreement to resell	191	(191)	—
Purchases of other investments	(98,375)	(48,634)	(19,812)
Purchase of business	(63,246)	(5,647)	(48,581)
Cash at deconsolidated entity	(5,620)	(22,382)	55
Proceeds from sales of other investments	99,142	44,371	35,648
Purchase of fixed assets and intangibles	(11,819)	(10,721)	(14,882)
Sale of fixed assets	4,183	—	—
Net cash provided by / (used in) investing activities	(75,544)	(43,204)	(47,572)
Cash flows from financing activities:
Repayments on convertible debt	(88,119)	(69,842)	(14,065)
Deferred debt issuance cost	(9,312)	(1,700)	(2,077)
Borrowings on notes and other debt	450,286	159,821	87,365
Repayments on notes and other debt	(206,433)	(121,472)	(10,263)
Purchase of treasury stock	(159,822)	(47,314)	(15,217)
Cash dividends paid	(11,373)	(5,710)	—
Preferred stock dividends paid	(6,792)	(6,792)	(6,792)
Contingent liability payment	(10,698)	(5,653)	(1,234)
Capital contributions by non-controlling interests in operating entities	36,539	9,730	11,108
Capital withdrawals to non-controlling interests in operating entities	(7,601)	(5,605)	(3,788)
Consolidated Funds
Capital contributions by non-controlling interests in Consolidated Funds	19,017	375,716	267,051
Capital withdrawals to non-controlling interests in Consolidated Funds	(21,411)	(255,597)	(111,650)
Net cash provided by / (used in) financing activities	(15,719)	25,582	200,438
Change in cash and cash equivalents	215,364	495,582	(34,343)
Cash and cash equivalents, including cash collateral pledged and segregated cash, beginning of period	941,470	445,888	480,231
Cash and equivalents at end of period:
Cash and cash equivalents	914,343	645,169	301,123
Cash collateral pledged	47,494	110,743	6,563
Segregated cash	194,701	185,141	107,328
Cash and cash equivalents, Consolidated Funds	296	417	30,874
Cash and cash equivalents, including cash collateral pledged and segregated cash, end of period	$1,156,834	$941,470	$445,888
Supplemental information
Cash paid during the year for interest	$214,909	$153,653	$145,877
Cash paid during the year for taxes	$119,050	$4,783	$4,310
Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (See Note 18)	$40,392	$15,147	$15,217
Preferred stock dividends declared (See Note 18)	6,792	6,792	6,792
Cash dividends declared (See Note 18)	12,738	6,851	—
Net assets (liabilities) acquired upon acquisition (net of cash)	23,128	9,865	90,727
Initial recognition of operating lease right-of-use assets	—	—	103,694
Initial recognition of operating lease liabilities	—	—	110,505
Noncash transfer of net assets from Unconsolidated Master Fund to Consolidated Fund	—	—	97,655
Net Increase in non-controlling interests due to consolidation of operating entity	—	48,596	—
Net decrease in non-controlling interests in Consolidated Fund due to deconsolidation of Consolidated Fund (See Note 2)	74,813	450,600	—
Common stock issuance for purchase of investment	2,500	—	—
Common stock issuance in relation to acquisitions (See Note 3)	23,060	926	14,446
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
The Op Co segment consists of four divisions: the Investment Banking division, the Markets division, the Research division and the Cowen Investment Management ("CIM") division. The Company refers to the Investment Banking division, the Markets division and the Research division combined as its investment banking businesses. Op Co's investment banking businesses offer advisory and global capital markets origination, domain knowledge-driven research, sales and trading platforms for institutional investors, global clearing, commission management services and also a comprehensive suite of prime brokerage service. Sectors covered by Op Co's investment banking business include healthcare, technology, media and telecommunications, consumer, industrials, tech-enabled and business services, and energy. Op Co’s CIM division includes advisers to investment funds (including private equity structures and privately placed hedge funds) and registered funds. The Company has also invested capital in its insurance and reinsurance businesses.
The Asset Co segment consists of certain of the Company's private investments, private real estate investments and other legacy investment strategies. The focus of Asset Co is to drive future monetization of the invested capital of the segment.
2. Significant Accounting Policies
a. Basis of presentation
These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") as promulgated by the Financial Accounting Standards Board ("FASB") through the Accounting Standards Codification (the "Accounting Standards") as the source of authoritative accounting principles in the preparation of financial statements, and include the accounts of the Company, its operating and other subsidiaries, and entities in which the Company has a controlling financial interest or a general partner interest. All material intercompany transactions and balances have been eliminated on consolidation. Certain investment funds that are consolidated in these accompanying consolidated financial statements, as further discussed below, are not subject to the consolidation provisions with respect to their own controlled investments pursuant to specialized industry accounting.
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
During the first quarter of 2021, the Company changed the presentation of certain income streams on its consolidated statements of operations by moving the income streams from Other income - net gains (losses) on securities, derivatives and other

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
investments to Revenues. Additionally, the Company moved proprietary trading gains and losses generated by the Company’s broker-dealer entities from Brokerage revenue to Investment income (loss) – securities principal transactions, net. The specified presentation changes included the following:

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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE.
The VIEs the Company has invested in act as investment managers and/or investment companies that may be managed by the Company. The VIEs are financed through their operations and/or loan agreements with the Company.
In the ordinary course of business, the Company also sponsors various other entities that it has determined to be VIEs. These VIEs are primarily investment funds for which the Company serves as the general partner, managing member and/or investment manager with decision-making rights. The Company consolidates these investment funds when its variable interest is potentially significant to the entity (see Note 6 for additional disclosures on VIEs).
As of December 31, 2021 and 2020, the total assets of the consolidated VIEs were $304.1 million and $325.5 million, respectively, and total liabilities of the consolidated VIEs were $9.8 million and $10.1 million, respectively.
At December 31, 2019, the Company held a variable interest in Ramius Merger Master Fund Ltd ("Merger Master") through the consolidated the Merger Fund. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company had not consolidated the Merger Master.
The Company consolidates investment funds for which it acts as the managing member/general partner and investment manager. At December 31, 2021, the Company consolidated the following investment funds: Ramius Enterprise LP (“Enterprise LP”) and Cowen Private Investments LP ("Cowen Private"). At December 31, 2020, the Company consolidated the following investment funds: Enterprise LP, Cowen Private, and Cowen Sustainable Investments I LP ("CSI I LP"). At December 31, 2019, the Company consolidated the following investment funds: Enterprise LP, Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private, Ramius Merger Arbitrage UCITS Fund ("UCITS Fund"), and CSI I LP.
During the first quarter of 2021, the Company deconsolidated CSI I LP due to the Company's ownership being diluted through a capital equalization event. During the second quarter of 2020, the Company deconsolidated the Merger Fund and UCITS Fund due to a partial redemption of the Company’s direct portfolio fund investment in Merger Fund and a partial termination of the notional value of UCITS Fund units referenced in a total return swap with a third party. The Company continues to hold a direct retained portfolio fund investment in the Merger Fund and CSI I LP and continues to have economic exposure to the returns of UCITS Fund through a total return swap with a third party. Merger Fund, CSI I LP and UCITS Fund continue to be related parties of the Company after deconsolidation. Each of CSI I Golden Holdco LP ("Golden HoldCo") and CSI I Prodigy Holdco LP ("Prodigy HoldCo") were deconsolidated in the fourth quarter of 2020 when the Company raised additional capital within the sustainable investing strategy that diluted the Company's direct and indirect ownership. As a result, the Company's direct and indirect ownership in Golden Holdco and Prodigy Holdco is no longer expected to be significant to either entity and the entities were deconsolidated.
Equity Method Investments—For operating entities over which the Company exercises significant influence but which do not meet the requirements for consolidation as outlined above, the Company uses the equity method of accounting. The Company's investments in equity method investees are recorded in other investments in the accompanying consolidated statements of financial condition. The Company's share of earnings or losses from equity method investees is included in Net gains (losses) on other investments in the accompanying consolidated statements of operations.
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other than temporary.
Other—If the Company does not consolidate an entity or apply the equity method of accounting, the Company accounts for its investment in such entity (primarily consisting of securities of such entity which are purchased and held principally for the purpose of selling them in the near term and classified as trading securities), at fair value with unrealized gains (losses) resulting from changes in fair value reflected within Investment income (loss) - Securities principal transactions, net or Investment income (loss) - portfolio fund investment income (loss) in the accompanying consolidated statements of operations.
Retention of Specialized Accounting— The Consolidated Funds and certain other consolidated companies are investment companies and apply specialized industry accounting. The Company reports its investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within Consolidated Funds - Principal transactions, net in the accompanying consolidated statements of operations. Accordingly, the accompanying consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Certain portfolio fund investments qualify as equity method investments and are investment companies that apply specialized industry accounting. In applying equity method accounting guidance, the Company retains the specialized accounting of the investees and reports its investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within Investment Income - portfolio fund principal transactions, net in the accompanying consolidated statements of operations.
In addition, the Company's broker-dealer subsidiaries, Cowen and Company, LLC ("Cowen and Company"), Westminster Research Associates LLC ("Westminster"), Cowen Execution Services Limited ("Cowen Execution Ltd"), ATM Execution LLC ("ATM Execution"), Cowen and Company (Asia) Limited ("Cowen Asia"), and Cowen International Limited ("Cowen International Ltd") apply the specialized industry accounting for brokers and dealers in securities, which the Company retains upon consolidation.
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
e.    Allowance for credit losses
Effective January 1, 2020, the Company adopted ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). ASC 326 impacts the prescribed the impairment model for certain financial assets measured at amortized cost by requiring a current expected credit loss ("CECL") methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. Under the accounting update guidance, the Company has the ability to determine there are no expected credit losses in certain circumstances (e.g., based on collateral arrangements or based on the credit quality of the borrower or issuer).
The Company applies the guidance in ASC 326 to securities borrowed and fees and other receivables carried at amortized cost (including, but not limited to, receivables related to securities transactions, underwriting fees, strategic/financial advisory fees and placement and sales agent fees, management fees and incentive fees receivable).
The allowance for credit losses is based on the Company's expectation of the collectability of financial instruments, fees and other receivables utilizing the CECL framework. The Company considers factors such as historical experience, credit quality, age of balances and current and future economic conditions that may affect the Company’s expectation of the collectability in determining the allowance for credit losses. The Company’s expectation is that the credit risk associated with fees and other receivables is not significant until they are 90 days past due based on the contractual arrangement and expectation of collection in accordance with industry standards.
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
f.    Valuation of investments and derivative contracts and other investments
US GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are as follows:

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
iii. Equity Method Investments—For operating entities over which the Company exercises significant influence but which do not meet the requirements for consolidation as outlined above, the Company applies the equity method of accounting. The Company's investments in equity method investees are recorded in other investments in the accompanying consolidated statements of financial condition. The Company's share of earnings or losses from equity method investees is included in Net gains (losses) on other investments in the accompanying consolidated statements of operations.
See Notes 6 and 7 for further information regarding the Company's investments, including equity method investments and fair value measurements.
g.    Offsetting of derivative contracts
To reduce credit exposures on derivatives, the Company may enter into master netting agreements with counterparties that permit the Company the right, in the event of a default by a counterparty, to offset the counterparty’s rights and obligations under the agreement and to liquidate and offset any collateral against any net amount owed by the counterparty. Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) in the consolidated statements of financial condition when a legal right of offset exists under an enforceable netting agreement. Additionally, derivatives are reported net of cash collateral received and posted under enforceable credit support agreements in the consolidated statements of financial position, provided a legal right of offset exists. See Note 6 for further information about offsetting of derivative financial instruments.
h.    Due from related parties
The Company may advance amounts and pay certain expenses on behalf of employees of the Company or other affiliates of the Company. These amounts settle in the ordinary course of business. Such amounts are included in due from related parties on the accompanying consolidated statements of financial condition.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Receivables and payables with brokers, dealers and clearing organizations arising from unsettled regular-way transactions are presented net (assets less liabilities) across balances with the same counterparty. The Company's receivable from and payable to brokers, dealers and clearing organizations balances are held with multiple financial institutions.
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
k.    Fees receivable
Fees receivable primarily relate to securities transactions and are reported net of an allowance for credit losses.  Fees receivable also include amounts due to the Company for underwriting fees, strategic/financial advisory fees and placement and sales agent fees. Additionally, management and incentive fees due to the Company are earned as the managing member, general partner and/or investment manager to the Company's investment funds and are recognized in accordance with appropriate revenue recognition guidance (see Note 2x).
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
Interest paid is recorded in interest and dividends expense in accordance with US GAAP on repurchase agreement transactions on an accrual basis in the accompanying consolidated statements of operations.
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
In accordance with US GAAP requirements for testing for impairment of goodwill, the Company tests goodwill for impairment on an annual basis or at an interim period if events or changed circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that fair value exceeds its carrying amount, then performing a quantitative impairment test is not necessary. If the Company concludes otherwise, the Company is required to perform a quantitative impairment test that requires a comparison of the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, the related goodwill is not considered impaired and no further analysis is required. If the carrying value of the reporting unit exceeds its fair value, then the Company recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. See Note 12 for the impact of the goodwill impairment test.
Intangible assets
Intangible assets with finite lives are amortized over their estimated average useful lives. Intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset or asset group's carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized in the accompanying consolidated statements of operations if the sum of the estimated undiscounted cash flows from the use or disposition of the asset or asset group is less than the corresponding carrying value. The Company continually monitors the estimated average useful lives of existing intangible assets.
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
q.    Legal reserves

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
r.    Capital withdrawals payable
Capital withdrawals from the Consolidated Funds are recognized as liabilities, net of any incentive income, when the amount requested in the withdrawal notice represents an unconditional obligation at a specified or determined date (or dates) or upon an event certain to occur. This generally may occur either at the time of the receipt of the notice, or on the last day of a reporting period, depending on the nature of the request. As a result, withdrawals paid after the end of the year, but based upon year-end capital balances are reflected as liabilities on the consolidated statements of financial condition.
s.    Temporary Equity
Temporary equity consists of Redeemable 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") and, in years prior to December 31, 2020, redeemable non-controlling interests. The Company has irrevocably elected to cash settle $1,000 of each conversion of any share of the Series A Convertible Preferred Stock. As the holders can exercise the conversion option on their shares at any time and require cash payment upon conversion, the Company has classified the Series A Convertible Preferred Stock preferred stock in temporary equity. Redeemable non-controlling interests represented the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities. Non-controlling interest is redeemable when the holders have redemption features that can be exercised at the option of the holder currently or contingent upon the occurrence of future events. Therefore their ownership was classified as a component of temporary equity.
t.    Non-controlling interests in consolidated subsidiaries
Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities. When non-controlling interest holders do not have redemption features that can be exercised at the option of the holder currently or contingent upon the occurrence of future events, their ownership has been classified as a component of permanent equity. Ownership which has been classified in permanent equity are non-controlling interests for which the holder does not have the unilateral right to redeem its ownership interests.
u.    Treasury stock
In accordance with US GAAP relating to repurchases of an entity's own outstanding common stock, the Company records the purchases of stock held in treasury at cost and reports them separately as a deduction from total stockholders' equity on the accompanying consolidated statements of financial condition and changes in equity.
v.    Comprehensive income (loss)
Comprehensive income (loss) consists of net income and other comprehensive income (loss). The Company's other comprehensive income (loss) is comprised of foreign currency cumulative translation adjustments.
w.    Right-of-use assets and lease liabilities
The Company accounts for leases in accordance with ASC Topic 842, Leases ("ASC 842"). The guidance requires the recognition of right-of-use assets and lease liabilities on the accompanying consolidated statements of financial condition.
In applying ASC 842, the Company made an accounting policy election not to recognize the right-of-use assets and lease liabilities relating to short-term leases. On an ongoing basis the Company performs an analysis of new/modified contracts, including real estate leases and service contracts to identify embedded leases, to determine the initial recognition of right-of-use assets and lease liabilities, which required subjective assessment over the determination of the associated discount rates. The Company's operating lease arrangements are primarily for real estate and facility leases as well as office equipment. The Company has applied an accounting policy election to combine its lease and non-lease components for its real estate and facility leases. Right-of-use assets represent the Company's right to use the underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company's variable lease payments consist of non-lease services related to the lease. Variable lease payments are excluded from the right-of-use asset and lease liabilities to the extent they are not based on a consumer priced index or a market index and are recognized in the period in which the obligation for those payments is incurred. As most of the Company's leases do not provide an implicit rate and the

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Right-of-use assets also include any lease payments made and exclude lease incentives. Many of the Company's operating lease agreements include options to extend the lease, which the Company does not include in the determination of the minimum lease term unless the options are reasonably certain to be exercised. Expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.
The Company reconciles the operating lease expense with operating lease payments by presenting the amortization of the operating Right-of-use asset and change in the operating lease liability in a single line item within the adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities in the accompanying Consolidated Statements of Cash Flows.
Please refer to Note 16 for information on the Company's finance leases.
x.    Revenue recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), which requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company follows a five-step model to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, the Company includes variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. Significant judgments are required in the application of the five-step model including: when determining whether performance obligations are satisfied at a point in time or over time; how to allocate transaction prices where multiple performance obligations are identified; when to recognize revenue based on the appropriate measure of the Company's progress under the contract; and whether constraints on variable consideration should be applied due to uncertain future events.
The Company's principal sources of revenue are generated within two segments. The Op Co segment generates revenue through five principal sources: investment banking revenue, brokerage revenue, management fees, investment income (loss) and incentive income. Investment income is excluded from ASC Topic 606. The Asset Co segment generates revenue through investment income (loss), management fees and incentive income. Investment income is excluded from ASC Topic 606. Revenue from contracts with customers includes management fees, incentive income, investment banking revenue and brokerage services revenue excluding principal transactions. ASC Topic 606 does not apply to revenue associated with financial instruments, interest income and expense, leasing and insurance contracts. The following is a description of principal activities, from which the Company generates its revenue. For more detailed information about reportable segments, see Note 28.
The Op Co segment generates revenue through several principal sources: investment banking revenue, brokerage revenue, management fees, incentive income, and investment income earned from the Company's own capital. Investment income is excluded from ASC Topic 606.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
customers, and margins earned from facilitating customer foreign exchange transactions. Trade conversion revenue is recognized on a trade-date basis.
Investment Income
•Securities principal transactions, net. Principal transactions, net includes realized gains and losses from transactions in financial instruments and unrealized gains and losses from ongoing changes in the fair value of the Company’s positions.
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
With respects to the Company's proprietary trading strategies, purchases and sales of securities, net of commissions, derivative contracts, and the related revenues and expenses are recorded on a trade-date basis with net trading gains and losses included as a component of Investment income - Securities principal transactions, net, in the accompanying consolidated statements of operations.
•Portfolio Fund principal transactions, net. Portfolio funds include interests in private investment partnerships, foreign investment companies and other collective investment vehicles which may be managed by the Company or its affiliates. The Company applies the practical expedient provided by the US GAAP fair value measurements and disclosures guidance relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). The practical expedient permits an entity holding certain investments that calculate NAV per share or its equivalent for which the fair value is not readily determinable and is considered an investment company under ASC 946 to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy. Realized and unrealized gains (losses) resulting from changes in NAV per share are reflected within Investment income – portfolio fund principal transactions, net in the accompanying consolidated statements of operations.

•Carried interest allocations. The Company is allocated carried interest based on net profits (as defined in the respective investment management or partnership agreement) related to certain of the Company's private equity investment funds. For the private equity fund products the Company offers, the carried interest earned is typically up to 30% of the distributions made to investors after return of their contributed capital and generally a preferred return. The Company recognizes carried interest allocated to the Company under an equity ownership model as investment income - carried interest allocations in the accompanying consolidated statements of operations accordance with ASC Topic 323. Under the equity method of accounting the Company recognizes its allocations of incentive income or carried interest within Investment Income - Carried interest allocations in the accompanying consolidated statements of operations along with the allocations proportionate to the Company's ownership interests in the investment funds. Generally, carried interest is recognized after the investor has received a full return of its invested capital, plus a preferred return. However, for certain private equity structures, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These private equity structures are generally subject to a potential clawback of these incentive fees upon the liquidation of the private equity structure if the investor has not received a full return of its invested capital plus the preferred return thereon.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
All of the items above are reported net of any Outward Reinsurance (see Note 22), which is determined as the portion of the Company’s premiums, liabilities for losses and loss adjustment expenses, provisions for losses and loss adjustment expenses, and costs of acquiring new policies that are ceded to providers of such Outward Reinsurance pursuant to their terms and conditions. These ceded amounts are calculated based on the same principles outlined above.
Interest and dividends expense
Interest and dividends expense relates primarily to securities finance activities, trading activity with respect to the Company's investments and interest expense on debt.
y.    Share-based compensation
The Company accounts for its share-based awards granted to individuals as payment for employee services and values such awards based on grant date fair value. Unearned compensation associated with share-based awards is amortized over the vesting period of the option or award. The Company estimates forfeiture for equity-based awards that are not expected to vest. See Note 23 for further information regarding the Company's share-based compensation plans.
z.    Income taxes
The Company accounts for income taxes in accordance with US GAAP which requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax basis of its assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to an amount that is more likely than not to be realized. The Company evaluates its deferred tax assets for recoverability considering negative and positive evidence, including its historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, and tax planning strategies. The Company records a valuation allowance against its deferred tax assets to bring them to a level that it is more likely than not to be realized.
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
In accordance with federal, state and local tax laws, the Company and its subsidiaries file consolidated federal, state, and local income tax returns as well as stand-alone state and local tax returns. The Company also has subsidiaries that are residents in foreign countries where tax filings have to be submitted on a stand-alone or combined basis. These foreign subsidiaries are subject to taxation in their respective resident countries, and the Company is responsible for, and therefore reports, all taxes incurred by these subsidiaries in the consolidated statements of operations. The foreign jurisdictions where the Company owns subsidiaries and has tax filing obligations are the United Kingdom, Luxembourg, Malta, Germany, Switzerland, South Africa, Canada and Hong Kong.
aa.    Foreign currency transactions
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
ab.    Recent pronouncements
Recently issued
In August 2020, the FASB issued guidance simplifying an issuer’s accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that require separate accounting for embedded conversion features; separate accounting is still required in certain cases. The guidance also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. The guidance requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement (if the effect is more dilutive) for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. The guidance requires new disclosures about events that occur during the reporting period and cause conversion contingencies to be met and about the fair value of a public business entity’s convertible debt at the instrument level. For public business entities, the guidance is effective for reporting periods beginning after December 15, 2021 and interim periods within those fiscal years with early adoption permitted. The Company adopted the guidance as of January 1, 2022 under the modified retrospective method. With the adoption of this guidance, the Company is required to include the portion of the Series A Convertible Preferred Stock that can be settled in Class A common stock (the amount in excess of $1,000.00 per share of the Series A Convertible Preferred Stock) in the diluted earnings per share calculation. This adoption as of January 1, 2022 results in the inclusion of approximately 1,565,000 additional shares in the denominator of diluted earnings per share.
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
3. Acquisition
Portico
On December 16, 2021 (the "Portico Acquisition Date"), the Company, through its indirect wholly owned subsidiary, Cowen PC Acquisition LLC, completed its previously announced acquisition (the "Portico Acquisition") of Portico Capital Advisors and certain assets and liabilities of its European operations (“Portico”). Portico was privately-held and was a leading mergers and acquisitions advisory firm focused on the verticalized software, data, and analytics sectors. The Portico Acquisition was completed for a combination of 75% cash and 25% stock. In the aggregate, the purchase price, specified assets acquired and liabilities assumed were not significant and the near-term impact to the Company and its consolidated results of operations and cash flows is not expected to be significant.
The Portico Acquisition was accounted for under the acquisition method of accounting in accordance with US GAAP. Accordingly, the Portico assets purchased and liabilities assumed were recorded on the Company's books at fair value as of the Portico Acquisition Date, and Portico's post-acquisition results were included in the Company's consolidated financial statements.. The Company applied to withdraw Portico's status as a FINRA registered broker-dealer on December 20, 2021 which was approved by the SEC on February 18, 2022. Additionally, following the acquisition, the business acquired is included in the Investment Bank reporting unit within the Operating Company segment.
The aggregate estimated purchase price of the Portico Acquisition was $112.0 million. On the Portico Acquisition Date the Company paid upfront consideration of $91.3 million subject to certain net working capital and other customary adjustments, with additional maximum contingent consideration of $58.0 million that will become payable dependent on the achievement of certain milestones by Portico in each of the first three years (four years if certain conditions are met) following the Portico Acquisition Date subject to a $19.3 million maximum in each year and a $58.0 million cumulative maximum, with the opportunity for additional consideration payable in each of the fourth and fifth years following the Portico Acquisition Date upon the achievement of certain additional milestones. The Company estimated the contingent consideration at $20.7 million using a Monte Carlo valuation model which requires the Company to make estimates and assumptions regarding the future cash flows and profits. The contingent consideration liability is included within accounts payable, accrued expenses and other liabilities on the consolidated statements of financial condition. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. A portion of the preliminary purchase price was deposited into escrow, in the amount of $4.4 million, as a reserve for any future claims against the sellers of Portico. The upfront consideration and contingent consideration, consists of a combination of 75% cash and 25% shares of the Company's Class A common stock and the potential additional consideration payable in each

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
of the fourth and fifth years following the Portico Acquisition Date would be paid in cash. Shares issued on the Portico Acquisition Date of 586,061 were valued based on the 20-trading day volume-weighted average price per share of $37.11 as of December 13, 2021. The fair value of the shares of Class A common stock issued was determined on the basis of the closing market price of the Company's shares on the Portico Acquisition Date. Any shares of Class A common stock issued in connection with any such contingent payments will be valued based on the 20-trading day volume-weighted average price per share as of the date that in two business days immediately prior to the date on which such shares are to be issued.
In addition, Portico and the Company have established a retention bonus pool, for Portico employees that remain employed at the end of each year there is a contingent payment which will be settled in a combination of 75% cash and 25% shares of the Company's Class A common stock based on Portico meeting certain economic performance hurdles. Part of the award is time based (60%) and part is performance and time based (40%). The time based portion of the award is accrued within compensation payable in the accompanying consolidated statements of financial condition utilizing a graded vesting attribution method over the three year vesting period. The total consideration payable under the time based portion of the award is $6 million in aggregate, and will not exceed $3.6 million in any annual period if all service conditions are met. The performance based portion of the award is accrued within compensation payable in the accompanying consolidated statements of financial condition based on a Monte Carlo simulation of the probability that the performance hurdles are met for each discrete year. Updates to the accrual will be made at each reporting period. The total consideration payable will not exceed $4 million if each of the economic performance hurdles are met. The Company is recognizing the retention bonus over each contingent payment period based upon the Company's revenue projections for Portico. The aggregate bonus pool has an aggregate maximum of $10.0 million over a four-year period.
The table below summarizes the purchase price allocation of net tangible and intangible assets acquired and liabilities assumed as of December 16, 2021:

(dollars in thousands)
Cash	$5,089
Operating lease right-of-use assets	2,707
Fixed assets	8
Intangible assets	19,900
Other assets	514
Operating lease liabilities	(2,707)
Other liabilities	(401)
Total net identifiable assets acquired and liabilities assumed	25,110
Goodwill	86,921
Total estimated purchase price	$112,031
As of the Portico Acquisition Date, the estimated fair value of the Company's intangible assets, as acquired through the Portico Acquisition, was $19.9 million and had a weighted average useful life of 3.02 years. The allocation of the intangible assets is shown within the following table:

	Estimated intangible assets acquired	Estimated average remaining useful lives
	(dollars in thousands)	(in years)
Intangible asset class
Trade name	$400	1
Customer relationships	13,400	4
Backlog	6,100	1
Total intangible assets	$19,900
Amortization expense for the year ended December 31, 2021 was $0.4 million, and is included in depreciation and amortization in the accompanying consolidated statements of operations. The estimated amortization expense related to these intangible assets in future periods is as follows:

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)
2022	$9,579
2023	3,350
2024	3,350
2025	3,210
2026	—
Thereafter	—
$19,489
In addition to the purchase price consideration, for the year ended December 31, 2021, the Company had incurred acquisition-related expenses of $4.2 million, including financial advisory, legal and valuation services, which are included in professional, advisory and other fees in the accompanying consolidated statements of operations.
Malta Holdings
On February 26, 2021 (the "Malta Holdings Acquisition Date"), the Company, through its indirect wholly owned subsidiary, Cowen Malta Holdings Ltd. (“Malta Holdings”), completed the acquisition of all of the outstanding equity interest of Axeria Insurance Limited (the “Acquisition”), an insurance company organized under the laws of Malta whose principal business activity is to provide insurance coverage to third parties (see Note 22). Axeria Insurance Limited was renamed Cowen Insurance Company Ltd (“Cowen Insurance Co”) upon acquisition. The Acquisition was completed for a combination of cash and deferred consideration. In the aggregate, the purchase price, assets acquired, and liabilities assumed were not significant and near-term impact to the Company and its consolidated results of operations and cash flows is not expected to be significant.
The aggregate estimated purchase price of the Acquisition was $12.7 million. On the Malta Holdings Acquisition Date, the Company paid upfront consideration of $12.5 million, with additional deferred consideration of $0.2 million which was paid during the second quarter of 2021.
The Acquisition was accounted for under the acquisition method of accounting in accordance with US GAAP. As such, the results of operations of the business acquired is included in the accompanying consolidated statements of operations since the date of the Acquisition and the assets acquired, liabilities assumed recorded at their fair values within their respective line items on the accompanying consolidated statement of financial condition. The Company has recognized a bargain purchase gain of $5.2 million related to the Acquisition and is shown net of associated tax of $1.3 million in the consolidated statement of operations. The bargain purchase gain is primarily driven by the recognition of the customer relationships intangible asset and a contractual discount on the closing equity balance at the Malta Holdings Acquisition Date. Additionally, following the Acquisition, the business acquired is included in the Cowen Investment Management reporting unit within the Operating Company segment.
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
As of the Malta Holdings Acquisition Date, the estimated fair value of the Company's intangible assets, which are primarily broker relationships, was $4.6 million and had a weighted average useful life of 10 years. The licenses of $0.2 million has indefinite life. Amortization expense for the year ended December 31, 2021 was $0.3 million.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2021, the estimated amortization expense related to these intangible assets in future periods is as follows:

(dollars in thousands)
2022	458
2023	458
2024	458
2025	458
2026	458
Thereafter	2,124
$4,414
In addition to the purchase price consideration, for the year ended December 31, 2021, the Company had incurred acquisition-related expenses of $0.2 million, including financial advisory, legal and valuation services, which are included in professional, advisory and other fees in the accompanying consolidated statements of operations.
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
As of the MHT Acquisition Date, the estimated fair value of the Company's intangible assets, as acquired through the MHT Acquisition, was $1.2 million and had a weighted average useful life of 4.17 years . The allocation of the intangible assets is shown within the following table:

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Estimated intangible assets acquired	Estimated average remaining useful lives
	(dollars in thousands)	(in years)
Intangible asset class
Trade name	$131	3
Customer relationships	749	4
Non-compete agreements	344	5
Total intangible assets	$1,224

Amortization expense for the year ended December 31, 2021 and 2020 was $0.3 million and $0.1 million, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations. The estimated amortization expense related to these intangible assets in future periods is as follows:

(dollars in thousands)
2022	$300
2023	289
2024	209
2025	52
2026	—
Thereafter	—
$850
In addition to the purchase price consideration, for the year ended December 31, 2020, the Company had incurred acquisition-related expenses of $0.8 million, including financial advisory, legal and valuation services, which are included in professional, advisory and other fees in the accompanying consolidated statements of operations.
Quarton
On January 2, 2019 (the "Quarton Acquisition Date"), the Company, together with its indirect wholly owned subsidiaries, Cowen International Ltd and Cowen QN Acquisition LLC, completed its previously announced acquisition (the "Quarton Acquisition") of Quarton International AG through the acquisition of all of the outstanding equity interest of Quarton International AG's affiliated combining companies, Quarton Management AG, Quarton International Europe AG, Quarton Partners, LLC and Quarton Securities GP, LLC (which owns a formerly U.S. Securities Exchange Commission ("SEC") registered broker-dealer that was subsequently renamed to Cowen Securities L.P. ("Cowen Securities") comprising the U.S. and European operations of the acquired combining companies (collectively "Quarton"). Quarton was a group of leading global financial advisory companies serving the middle market. Quarton's operations were primarily conducted through eight entities based in the United States, Switzerland, and Germany.
The Quarton Acquisition was accounted for under the acquisition method of accounting in accordance with US GAAP. As such, results of operations for Quarton are included in the accompanying consolidated statements of operations since the Quarton Acquisition Date, and the assets acquired and liabilities assumed were recorded at their fair value as of the Quarton Acquisition Date. Subsequent to the Quarton Acquisition, the operations of Quarton were integrated within the Company's existing businesses.
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
As of the Quarton Acquisition Date, the estimated fair value of the Company's intangible assets, as acquired through the Quarton Acquisition, was $22.2 million and had a weighted average useful life of 2.8 years. Amortization expense for the years ended December 31, 2021, 2020, and 2019 was $2.6 million, $8.9 million and $8.9 million, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
4. Cash Collateral Pledged
As of December 31, 2021 and 2020, the Company pledged cash collateral in the amount of $3.4 million and $4.0 million respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston and San Francisco. The Company also has pledged cash collateral for reinsurance agreements which amounted to $44.1 million, as of December 31, 2021, and $106.8 million, as of December 31, 2020, which are expected to be released periodically as per the terms of the reinsurance policy between September 30, 2021 and March 31, 2024 (see Notes 16 and 22).
As of December 31, 2021, the Company has the following irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
New York	$209	April 2023
New York	$1,325	October 2022
New York	$1,226	August 2022
Boston	$194	March 2023
San Francisco	$459	October 2025
	$3,413
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2021 and 2020 there were no amounts due related to these letters of credit.
5. Segregated Cash
As of December 31, 2021 and 2020, cash segregated under federal regulations and other restricted deposits of $194.7 million and $185.1 million, respectively, consisted of cash deposited in Special Reserve Bank Accounts for the exclusive benefit of customers under SEC Rule 15c3-3 and cash deposited in Special Reserve Bank Accounts for the exclusive benefit of Proprietary Accounts of Broker-Dealers ("PAB") under SEC Rule 15c3-3.
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
As of December 31, 2021 and 2020, securities owned, at fair value consisted of the following:

	As of December 31,
	2021	2020
	(dollars in thousands)
Common stock	$2,428,820	$1,770,301
Preferred stock	134,930	69,358
Warrants and rights	46,459	27,701
Government bonds	16,002	19,721
Corporate bonds	21,468	86,503
Convertible bonds	5,250	6,040
Term loan (*)	3,907	12,623
Trade claims (*)	3,496	8,713
Private investments	410	642
	$2,660,742	$2,001,602
(*)The Company has elected the fair value option for securities owned, at fair value with a fair value of $3.5 million and $8.8 million, respectively, at December 31, 2021 and 2020.

Cowen Inc.
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
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of December 31,
	2021		2020
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Currency forwards	$10,727	$80	$4,902	$15
Equity swaps	$2,235,181	306,578	$944,544	64,634
Options (a)	217,393	61,219	371,188	49,102
Netting - swaps (b)		(81,742)		(62,269)
		$286,135		$51,482

Payable for derivative contracts	As of December 31,
	2021		2020
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$9,378	$266	$—	$—
Currency forwards	$149,575	1,346	$123,346	3,067
Equity swaps	$988,329	114,689	$896,863	43,560
Options (a)	182,440	36,192	198,320	66,566
Netting - swap (b)		(92,330)		(37,033)
		$60,163		$76,160
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
The following tables present the gross and net derivative positions and the related offsetting amount, as of December 31, 2021 and 2020. This table does not include the impact of over-collateralization.

		Gross amounts offset on the Consolidated Statements of Financial Condition (a)	Net amounts included on the Consolidated Statements of Financial Condition	Gross amounts not offset in the Consolidated Statements of Financial Condition
	Gross amounts recognized			Financial instruments (a)	Cash Collateral pledged (a)	Net amounts
	(dollars in thousands)
As of December 31, 2021
Receivable on derivative contracts, at fair value	$367,877	$81,742	$286,135	$1,421	$211,442	$73,272
Payable for derivative contracts, at fair value	152,493	92,330	60,163	2,839	—	57,324

As of December 31, 2020
Receivable on derivative contracts, at fair value	$113,751	$62,269	$51,482	$691	$169	$50,622
Payable for derivative contracts, at fair value	113,193	37,033	76,160	691	3,174	72,295

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
(a)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
The realized and unrealized gains/(losses) related to derivatives trading activities were $(205.5) million, $(146.9) million and $(13.0) million for the years ended December 31, 2021, 2020, and 2019, respectively, and are included in Investment income- Securities principal transactions, net in the accompanying consolidated statements of operations. The net gains (losses) on derivative contracts in the table above are one of a number of activities comprising the Company's business activities and are calculated before consideration of economic hedging transactions, which generally offset the net gains (losses) included above.
Pursuant to the various derivatives transactions discussed above, except for exchange traded derivatives and certain options, the Company is required to post/receive collateral. These amounts are recognized in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations respectively. As of December 31, 2021 and 2020, all derivative contracts were with major financial institutions.
Other investments
As of December 31, 2021 and 2020, other investments included the following:

	As of December 31,
	2021	2020
	(dollars in thousands)
Portfolio funds, at fair value (1)	$137,986	$133,454
Carried interest (2)	88,925	82,892
Equity method investments (3)	47,200	38,681
	$274,111	$255,027
(1) Portfolio funds, at fair value
The portfolio funds, at fair value as of December 31, 2021 and 2020, included the following:

	As of December 31,
	2021	2020
	(dollars in thousands)
HealthCare Royalty Partners LP (a)(*)	$832	$1,072
HealthCare Royalty Partners II LP (a)(*)	1,259	1,588
Eclipse Ventures Fund I, L.P. (b)	5,829	4,457
Eclipse Ventures Fund II, L.P. (b)	2,354	1,733
Eclipse Continuity Fund I, L.P. (b)	1,641	1,101
Starboard Value and Opportunity Fund LP (c)(*)	49,252	42,519
Starboard Value and Opportunity Fund Ltd (c) (*)	2,732	2,364
Lagunita Biosciences, LLC (d)	5,671	3,850
Starboard Leaders Fund LP (e)(*)	2,823	2,020
Formation8 Partners Fund I, L.P. (f)	20,992	31,894
BDC Fund I Coinvest 1, L.P. (g)	1,250	1,250
Difesa Partners, LP (h)	1,017	848
Cowen Sustainable Investments I LP (i)(*)	13,102	—
Cowen Healthcare Investments II LP (i) (*)	13,055	26,186
Cowen Healthcare Investments III LP (i)(*)	8,426	5,714
Cowen Healthcare Investments IV LP (i)(*)	1,071	—
Eclipse SPV I, LP (j)(*)	1,445	1,708
TriArtisan ES Partners LLC (k)(*)	1,805	1,657
TriArtisan PFC Partners LLC (l)(*)	1,112	691
Ramius Merger Fund LLC (m)(*)	1,692	2,197
Other private investment (n)(*)	303	326
Other affiliated funds (o)(*)	323	279
	$137,986	$133,454
* These portfolio funds are affiliates of the Company.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
The Company has no unfunded commitments regarding the portfolio funds held by the Company except as noted in Note 27.
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
(i)Cowen Sustainable Investments I LP, Cowen Healthcare Investments II LP, Cowen Healthcare Investments III LP and Cowen Healthcare Investments IV LP are private equity funds.  Distributions are made from the fund when cash flows or securities are received from the underlying investments. Investors do not have redemption rights.
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
(2)Carried interest
The Company applies an accounting policy election to recognize incentive income allocated to the Company under an equity ownership model in other investments in the accompanying consolidated statements of financial condition (see Note 2x). Carried interest allocated to the Company from certain portfolio funds represents Cowen's general partner capital accounts from those funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds. All carried interest balances are earned from affiliates of the Company.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
The carried interest as of December 31, 2021 and 2020, included the following:

	As of December 31,
	2021	2020
	(dollars in thousands)
Cowen Healthcare Investments II LP	$23,327	$62,112
Cowen Healthcare Investments III LP	18,523	11,520
Cowen Sustainable Investments I LP	7,436	—
Cowen Sustainable Investments Offshore I LP	9,196	—
CSI I Prodigy Co-Investment LP	2,436	—
CSI PRTA Co- Investment LP	9,535	—
TriArtisan TGIF Partners LLC	4,047	3,361
TriArtisan ES Partners LLC	3,401	3,152
TriArtisan PFC Partners LLC	9,394	1,455
Ramius Multi-Strategy Fund LP	587	734
Ramius Merger Fund LLC	861	368
RCG IO Renergys Sarl	136	190
Other affiliated funds	46	—
	$88,925	$82,892
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
During 2020, the Company completed assessments of the recoverability of the Company's equity method investments and determined that the carrying value of the investment in Surf House Ocean View Holdings, LLC exceeded the estimated fair value of the Company's interest, which was other than temporary. An other than temporary impairment charge of $11.3 million, and $2.6 million for the years ended December 31, 2020, and 2019, respectively was recognized to reduce the carrying value of the investment to fair value, which was then completely impaired. Impairment charges are included in net gains (losses) on other investments on the accompanying consolidated statement of operations. The Company recorded no impairment charges in relation to its other equity method investments for the year ended December 31, 2021, 2020, and 2019.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes equity method investments held by the Company:

	As of December 31,
	2021	2020
	(dollars in thousands)
Starboard Value LP	$36,889	$31,528
HealthCare Royalty GP III, LLC	1,957	2,213
RCG Longview Management, LLC	—	268
HealthCare Royalty GP, LLC	1,451	920
HealthCare Royalty GP II, LLC	213	269
HealthCare Royalty GP IV, LLC	1,716	304
RCG Longview Debt Fund IV Management, LLC	331	331
HCR Overflow Fund GP, LLC	839	740
RCG Longview Equity Management, LLC	—	105
HCRP MGS Account Management, LLC	598	500
HCR Stafford Fund GP, LLC	2,955	1,025
Liberty Harbor North	—	222
Other	251	256
	$47,200	$38,681
The Company's income (loss) from equity method investments was income of $35.5 million, $18.9 million and $24.6 million for the years ended December 31, 2021, 2020, and 2019, respectively, and is included in net gains (losses) on other investments on the accompanying consolidated statements of operations.
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying consolidated statements of financial condition. As of December 31, 2021 and 2020, securities sold, not yet purchased, at fair value consisted of the following:

	As of December 31,
	2021	2020
	(dollars in thousands)
Common stock	$1,192,396	$699,894
Corporate bonds	37	11,358
Government bonds	—	1,500
Preferred stock	9,009	6,589
Warrants and rights	6	8,774
	$1,201,448	$728,115
Securities purchased under agreements to resell/securities sold under agreements to repurchase and securities lending and borrowing transactions
The following tables present the contractual gross and net securities borrowing and lending agreements and securities sold under agreements to repurchase and the related offsetting amount as of December 31, 2021 and 2020.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

				Gross amounts not offset on the Consolidated Statements of Financial Condition
	Gross amounts recognized, net of allowance	Gross amounts offset on the Consolidated Statements of Financial Condition (a)	Net amounts included on the Consolidated Statements of Financial Condition	Additional Amounts Available	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of December 31, 2021
Securities borrowed	$1,704,603	$—	$1,704,603	$—	$1,652,007	$—	$52,596
Securities loaned	1,586,572	—	1,586,572	—	1,592,140	—	(5,568)
Securities sold under agreements to repurchase	63,469	—	63,469	—	74,443	—	(10,974)

As of December 31, 2020
Securities borrowed	$1,908,187	$—	$1,908,187	$—	$1,809,399	$—	$98,788
Securities loaned	2,476,414	—	2,476,414	—	2,383,342	—	93,072
Securities purchased under agreements to resell	191	—	191	—	204	—	(13)
Securities sold under agreements to repurchase	5,036	—	5,036	—	5,544	—	(508)
(a)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(b)Includes the amount of cash collateral held/posted.
The following tables present gross obligations for securities loaned and securities sold under agreements to repurchase by remaining contractual maturity and class of collateral pledged as of December 31, 2021 and 2020:

	Open and Overnight	Up to 30 days	31 - 90 days	Greater than 90 days	Total
	(dollars in thousands)
As of December 31, 2021
Securities loaned
Common stock	$1,570,835	$—	$—	$—	$1,570,835
Corporate bonds	15,737	—	—	—	15,737
Securities sold under agreements to repurchase
Common stock	—	20,906	42,563	—	63,469
As of December 31, 2020
Securities loaned
Common stock	2,232,688	—	—	—	2,232,688
Corporate bonds	243,726	—	—	—	243,726
Securities sold under agreements to repurchase
Corporate bonds	$—	$—	$5,036	$—	$5,036
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $9.7 billion and $744.5 million as of December 31, 2021 and $8.0 billion and $1.3 billion as of December 31, 2020, respectively. The carrying value of the Company's exposure to loss for these variable interest entities as of December 31, 2021 was $165.5 million, and as of December 31, 2020 was $210.7 million, all of which is included in other investments, at fair value in the accompanying consolidated statements of financial condition. Additionally, the Company's maximum exposure to loss for the variable interest entities noted above as of December 31, 2021 and 2020, was $233.6 million and $326.0 million, respectively.  The maximum exposure to loss often differs from the carrying value of exposure to loss of the variable interests. The maximum exposure to loss is dependent on the nature of the variable interests in the VIEs and is limited to the notional amounts of certain commitments and guarantees.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
b.    Consolidated Funds
Securities owned, at fair value
As of December 31, 2021 and 2020, securities owned, at fair value, held by the Consolidated Funds consisted of the following:

	As of December 31,
	2021	2020
	(dollars in thousands)
Common stock	$—	$4,816
Warrants and rights	—	5,806
	$—	$10,622
Other investments, at fair value
Investments in portfolio funds, at fair value
As of December 31, 2021 and 2020, investments in portfolio funds, at fair value, included the following:

	As of December 31,
	2021	2020
	(dollars in thousands)
Investments of Enterprise LP	$99,067	$104,475
Investments of Cowen Sustainable Investments I LP	—	88,195
	$99,067	$192,670
Consolidated portfolio fund investments of Enterprise LP
On May 12, 2010, the Company announced its intention to close Enterprise Master. Enterprise LP operated under a "master-feeder" structure up until January 1, 2019, when Enterprise Master distributed its capital to each feeder and was liquidated. As of December 31, 2021 and 2020, the consolidated investments in portfolio funds include Enterprise LP's investment in RCG Special Opportunities Fund, Ltd which is a portfolio fund that invests in a limited number of private equity investments directly as well as through affiliated portfolio funds.
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
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly held by the Company, indirectly through the Company's consolidated entities or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of December 31, 2021 and 2020, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There was one indirect concentration that exceeded 5% of the Company's equity as of December 31, 2021 and December 31, 2020, respectively.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Through its investments in a Consolidated Fund and combined with direct Company investments, the Company maintained exposure to a particular investment which accounted for 5% or more of the Company's equity.

	Investment's percentage of the Company's stockholders' equity
	Issuer	Security Type	Country	Industry	Percentage of Stockholders' Equity	Market Value
						(dollars in thousands)
As of December 31, 2021	Linkem S.p.A.	Equity and warrants	Italy	Wireless Broadband	8.22%	$83,537
As of December 31, 2020	Linkem S.p.A.	Equity, loans and warrants	Italy	Wireless Broadband	9.07%	$87,944
7. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying consolidated statements of financial condition by caption and by level within the valuation hierarchy as of December 31, 2021 and 2020:

	Assets at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Netting (c)	Total
		(dollars in thousands)
Operating Entities
Securities owned, at fair value
Government bonds	$16,002	$—	$—	$—	$16,002
Preferred stock	12,299	—	122,631	—	134,930
Common stock	2,396,041	121	32,658	—	2,428,820
Convertible bonds	—	—	5,250	—	5,250
Corporate bonds	—	19,049	2,419	—	21,468
Trade claims	—	—	3,496	—	3,496
Term loan	—	3,907	—	—	3,907
Warrants and rights	31,056	—	15,403	—	46,459
Private investments	—	—	410	—	410
Receivable on derivative contracts, at fair value
Currency forwards	—	80	—	—	80
Equity swaps	—	306,578	—	(81,742)	224,836
Options	60,985	—	234	—	61,219
	$2,516,383	$329,735	$182,501	$(81,742)	$2,946,877
Portfolio funds measured at net asset value (a)					137,986
Consolidated Funds' portfolio funds measured at net asset value (a)					99,067
Carried interest (a)					88,925
Equity method investments (a)					47,200
Total investments					$3,320,055

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Netting (c)	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased, at fair value
Common stock	$1,192,396	$—	$—	$—	$1,192,396
Corporate bonds	—	37	—	—	37
Preferred stock	9,009	—	—	—	9,009
Warrants and rights	6	—	—	—	6
Payable for derivative contracts, at fair value
Futures	266	—	—		266
Currency forwards	—	1,346	—	—	1,346
Equity swaps	—	114,689	—	(92,330)	22,359
Options	32,773	—	3,419	—	36,192
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	62,223	—	62,223
	$1,234,450	$116,072	$65,642	$(92,330)	$1,323,834
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
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during the first quarter of 2019 (the Quarton acquisition), the fourth quarter of 2020 (the MHT acquisition) and the fourth quarter of 2021 (the Portico acquisition, see Note 3), the Company is required to pay to the sellers a portion of future net income and/or revenues of the acquired businesses, if certain targets are achieved through the periods ended through December 31, 2024. For all acquisitions the Company estimated the contingent consideration liabilities using a combination of Monte Carlo and Discounted Cash Flow methods which require the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts for the Quarton acquisition can range from $10.1 million to $25.0 million. The undiscounted amounts for the MHT acquisition have no minimum or maximum as it is calculated based on revenue. The undiscounted amounts for the Portico acquisition can range from $0 million to $58.0 million.
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
The following table includes a roll forward of the amounts for the year ended December 31, 2021 and 2020 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Year Ended December 31, 2021
	Balance at December 31, 2020	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at December 31, 2021	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$59,967	$—		$(1,531)	(b)	$75,562	$(9,828)	$(1,539)	$122,631	$(2,570)
Common stock	23,786	3,409	(e)	(7,357)	(b)(j)	19,072	(13,582)	7,330	32,658	5,517
Convertible bonds	6,040	—		(4,031)	(j)	11,802	(11,159)	2,598	5,250	(975)
Corporate bond	135	—		—		2,414	(103)	(27)	2,419	6
Options, asset	251	—		—		—	—	(17)	234	(17)
Options, liability	3,915	—		—		—	—	(496)	3,419	(496)
Term loan	12,623	—		—		638	(12,162)	(1,099)	—	—
Warrants and rights	6,547	3,806	(e)(f)	—		10,706	(1,610)	(4,046)	15,403	(2,812)
Trade claims	8,713	—		(1,389)	(f)	3,056	(5,254)	(1,630)	3,496	(2,698)
Private investments	642	—		—		707	(1,153)	214	410	—
Corporate bond, liability	704	—		—		—	(399)	(305)	—	—
Government bonds, liability	1,500	—		—		—	(1,569)	69	—	—
Contingent consideration liability	36,718	—		—		20,729	(10,077)	14,853	62,223	14,853
Consolidated Funds
Common stock	2,951	(4,000)	(e)	—		—	—	1,049	—	—
Warrants and rights	5,806	—		—		—	(4,447)	(1,359)	—	—

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2020
	Balance at December 31, 2019	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at December 31, 2020	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$7,835	$45,530	(c)	$(1,653)	(g)	$5,891	$(4,993)	$7,357	$59,967	$10,846
Common stock	17,466	102	(h)	(29)	(a)(f)	7,138	(3,818)	2,927	23,786	1,990
Convertible bonds	2,500	—		—		3,787	(1,050)	803	6,040	803
Corporate Bond, asset	2,421	—		(312)	(g)	666	(2,432)	(208)	135	(180)
Options, asset	336	—		(102)	(h)	—	—	17	251	(1)
Options, liability	2,920	—		—		—	—	995	3,915	995
Warrants and rights	594	4,528	(a)(c)	—		—	—	1,425	6,547	1,425
Term Loan	—	11,149	(c)	—		245	—	1,229	12,623	1,229
Trade claim	7,083	1,044	(a)(f)	—		4,283	(2,944)	(753)	8,713	(777)
Private investments	237	—		—		641	—	(236)	642	(236)
Corporate bond, liability	1,000	—		—		—	—	(296)	704	(248)
Government bonds, liability	1,950	—		—		—	—	(450)	1,500	(450)
Contingent consideration liability	30,896	—		(1,235)	(i)	4,218	(5,653)	8,492	36,718	8,492
Consolidated Funds
Preferred stock	4,393	—		(4,000)	(d)	—	—	(393)	—	—
Common stock	—	4,000	(d)	(100,000)	(j)	100,000	—	(1,049)	2,951	(1,049)
Warrants and rights	5,567	—		—		—	—	239	5,806	239
Convertible bonds	—	—		(76,114)	(j)	75,000	—	1,114	—	—
(1) Unrealized gains/losses are reported in Investment income - Securities principal transactions, net in the accompanying consolidated statements of operations.
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
(f) The transfers between level 1, level 2 and level 3 are due to the change in the availability of observable inputs.
(g) The investments were converted to common stock.
(h) The options expired and converted into common stock.
(i) The contingent liability reached the end of its earnout period and is now valued based on actual cash payout.
(j) The Company deconsolidated an investment fund.
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
The following table includes quantitative information as of December 31, 2021 and 2020 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value December 31, 2021	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$76,491	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	12.5% - 20% 6.25x - 6.75x	13% 6.5x
Options	234	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	12.5% - 13.5% 6.25x - 6.75x	13% 6.5x
Trade claims	2,376	Discounted cash flows	Discount rate	40%	40%
Warrants and rights	4,483	Discounted cash flows Guideline companies Black Scholes Model	Discount rate EBITDA Market Multiples Volatility	12.5% - 13.5% 6.25x - 6.75x 90% - 100%	13.0% 6.5x 95%
Other level 3 assets (a)	98,917
Total level 3 assets	$182,501
Level 3 Liabilities
Options	3,419	Option pricing models	Volatility	35%	35%
Contingent consideration liability	62,223	Discounted cash flows Monte Carlo simulation	Discount rate Volatility	7% - 15% 20% - 24%	12% 22%
Total level 3 liabilities	$65,642

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2020	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$65,735	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	10% - 12% 6.25x - 6.75x	11% 6.5x
Trade claims	3,500	Discounted cash flows	Discount rate	15%	15%
Warrants and rights	11,217	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	4% - 11% 6.25x - 6.75x	7% 6.5x
Options	251	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	10% - 12% 6.25x - 6.75x	11% 6.5x
Corporate, convertible bonds and term loan	12,623	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	10% - 12% 6.25x - 6.75x	11% 6.5x
Other level 3 assets (a)	34,135
Total level 3 assets	$127,461
Level 3 Liabilities

Options	3,915	Option pricing models	Volatility	35%	35%
Contingent consideration liability	36,718	Discounted cash flows Monte Carlo simulation	Discount rate Volatility	9% - 16% 22% - 24%	15% 22%
Other level 3 liabilities (a)	2,204
Total level 3 liabilities	$42,837
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
Other financial assets and liabilities
The following table presents the carrying values and fair values, at December 31, 2021 and 2020, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value (see Note 2e).

	December 31, 2021				December 31, 2020				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$914,343		$914,343		$645,169		$645,169		Level 1
Cash collateral pledged	47,494		47,494		110,743		110,743		Level 2
Segregated cash	194,701		194,701		185,141		185,141		Level 1
Securities purchased under agreements to resell	—		—		191		204		Level 2
Securities borrowed	1,704,603		1,704,603		1,908,187		1,908,187		Level 2
Loans receivable	4,858		4,858	(d)	7,682		7,682	(d)	Level 3
Consolidated Funds
Cash and cash equivalents	296		296		417		417		Level 1
Financial Liabilities
Securities sold under agreements to repurchase	63,469		63,469		5,036		5,544		Level 2
Securities loaned	1,586,572		1,586,572		2,476,414		2,476,414		Level 2
Convertible debt	—		—		80,808	(a)	135,444	(b)	Level 2
Notes payable and other debt	623,371	(e)	655,229	(c)	383,067	(e)	405,840	(c)	Level 2
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
(e)The carrying amount of the notes payable and other debt includes an unamortized discount and unamortized premium of $2.8 million and $0.3 million as of December 31, 2021, respectively and unamortized premium of $0.4 million as of December 31, 2020.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
8. Deposits with Clearing Organizations, Brokers and Banks
Under the terms of agreements between the Company and some of its clearing organizations, brokers and banks, balances owed are collateralized by certain of the Company's cash and securities balances. As of December 31, 2021 and 2020, the Company had a total of $111.9 million and $105.0 million, respectively, in deposit accounts with clearing organizations, brokers and banks that could be used as collateral to offset losses incurred by the clearing organizations, brokers and banks, on behalf of the Company's activities, if such losses were to occur.
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
As of December 31, 2021 and 2020, amounts receivable from brokers, dealers and clearing organizations include:

	As of December 31,
	2021	2020
	(dollars in thousands)
Broker-dealers	$1,533,713	$1,608,273
Securities failed to deliver	17,851	55,655
Clearing organizations	56,075	41,795
Securities borrowed/loaned interest receivable	6,708	24,021
	$1,614,347	$1,729,744
As of December 31, 2021 and 2020, amounts payable to brokers, dealers and clearing organizations include:

	As of December 31,
	2021	2020
	(dollars in thousands)
Broker-dealers	$492,577	$286,011
Securities failed to receive	57,894	68,036
Clearing organizations	37,925	33,732
Securities borrowed/loaned interest payable	(1,843)	27,364
	$586,553	$415,143
10. Receivable From and Payable To Customers
As of December 31, 2021 and 2020, receivable from customers of $159.4 million and $104.0 million, respectively, consist of amounts owed by customers relating to securities transactions not completed on settlement date and receivables arising from prepaid research.
As of December 31, 2021 and 2020, payable to customers of $2.4 billion and $1.7 billion, respectively, include amounts due on cash and margin transactions to the Company's clients, some of which have their assets held by a Company omnibus account, which are included within receivables from brokers, dealers and clearing organizations in the accompanying consolidated statements of financial condition. In the omnibus structure, positions that are owned by Cowen International Ltd are fully cross collateralized by client funds, meaning that the Company does not have market risk. Additionally, Cowen International Ltd has no obligation to settle any trade that it deems inappropriate from a risk perspective, adding an important market and counterparty risk mitigating factor.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
11. Fixed Assets
As of December 31, 2021 and 2020, fixed assets consisted of the following:

	As of December 31,
	2021	2020
	(dollars in thousands)
Telecommunication and computer equipment	$9,379	$7,921
Computer software	13,715	11,813
Furniture and fixtures	3,607	3,387
Leasehold improvements	42,749	40,468
Finance lease right-of-use asset (See Note 16)	6,468	6,172
Airplane and related equipment	—	3,932
Other	75	—
	75,993	73,693
Less: Accumulated depreciation and amortization	(50,017)	(40,670)
	$25,976	$33,023
Depreciation and amortization expense related to fixed assets was $11.0 million, $9.6 million and $7.3 million for the years ended December 31, 2021, 2020, and 2019, respectively, and are included in depreciation and amortization expense in the accompanying consolidated statements of operations.
During the fourth quarter of 2020 the Company purchased an aircraft and related equipment of $4.5 million. This aircraft was subsequently sold during the fourth quarter of 2021 for a gain of $0.3 million, within the accompanying consolidated statement of operations.
Assets acquired under finance leases were $6.5 million and $6.2 million as of December 31, 2021 and 2020, respectively. If the assets acquired under finance leases transfer title at the end of the lease term or contain a bargain purchase option, the assets are amortized over their estimated useful lives; otherwise, the assets are amortized over the respective lease term. The depreciation of assets capitalized under finance leases is included in depreciation and amortization expenses and was $1.3 million, $1.2 million, and $1.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021 and 2020, accumulated depreciation related to assets acquired under finance leases was $4.7 million and $3.4 million, respectively.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Based on the results of the impairment analysis, the Company recognized a goodwill impairment, net of tax, during the second quarter of 2019, in the amount of $4.1 million within the Asset Co reporting unit.
Annual goodwill impairment test
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
The following table presents the changes in the Company's goodwill balance, by reporting unit for the periods ended December 31, 2021 and 2020:

	Investment Management	Investment Bank	Cowen Investment Management	Asset Co	Total
	(dollars in thousands)
Beginning balance - December 31, 2019
Goodwill	$—	$132,487	$22,705	$6,321	161,513
Accumulated impairment charges	—	(9,485)	(7,979)	(6,321)	(23,785)
Net	—	123,002	14,726	—	137,728

Activity: 2020
Recognized goodwill (See note 3)	—	9,356	—	—	9,356
Goodwill impairment charges	—	—	—	—	—

Beginning balance: December 31, 2020
Goodwill	—	141,843	22,705	—	164,548
Accumulated impairment charges	—	(9,485)	(7,979)	—	(17,464)
Net	—	132,358	14,726	—	147,084

Activity: 2021
Recognized goodwill (See note 3)	—	86,921	—	—	86,921
Goodwill impairment charges	—	—	—	—	—

Ending balance: December 31, 2021
Goodwill	—	228,764	22,705	—	251,469
Accumulated impairment charges	—	(9,485)	(7,979)	—	(17,464)
Net	$—	$219,279	$14,726	$—	$234,005
In connection with the Portico transaction (see Note 3), in December 2021, the Company recognized goodwill of $86.9 million and intangible assets (including customer relationships, trade name, and backlog) with an estimated fair value of $19.9 million which are included within intangible assets in the consolidated statements of financial condition with the expected useful lives ranging from 1 to 4 years with a weighted average useful life of 3.02 years. Amortization expense related to intangibles from the Portico Acquisition for the year ended December 31, 2021 is $0.4 million. Goodwill, the excess of the purchase price over the fair value of net assets, primarily relates to expected synergies from combining operations and has been assigned to the Op Co segment of the Company. Tax deductible goodwill will differ from goodwill recognized by the Company in an amount equal to the difference between actual contingent consideration and estimated contingent consideration (see Note 3).
In connection with the MHT transaction (see Note 3), in October 2020, the Company recognized goodwill of $9.4 million and intangible assets (including customer relationships, trade name, and non-compete) with an estimated fair value of $1.2 million which are included within intangible assets, net in the consolidated statements of financial condition with the expected useful lives

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
ranging from 3 to 5 years with a weighted average useful life of 4.17. Amortization expense related to intangibles from the MHT acquisition for the year ended December 31, 2021 totaled $0.3 million. Goodwill primarily relates to expected synergies from combining the acquired operations with our operations and has been assigned to the Op Co segment of the Company. Tax deductible goodwill will differ from goodwill recognized by the Company in an amount equal to the difference between actual contingent consideration and estimated contingent consideration (see Note 3).
Intangible assets
Information for the Company's intangible assets that are subject to amortization is presented below as of December 31, 2021 and 2020.

		December 31, 2021			December 31, 2020
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)			(in thousands)
Trade names	1 - 3	$1,431	$(970)	$461	$1,031	$(611)	$420
Customer relationships	4 - 14	57,634	(25,121)	32,513	52,040	(32,154)	19,886
Backlog	1	6,100	(254)	5,846	—	—	—
Non-compete agreements and covenants with limiting conditions acquired	5	344	(86)	258	344	(17)	327
Intellectual property	8	6,020	(1,061)	4,959	2,972	(328)	2,644
Acquired software	3 - 10	5,857	(5,727)	130	5,900	(4,774)	1,126
		$77,386	$(33,219)	$44,167	$62,287	$(37,884)	$24,403
The Company tests intangible assets for impairment if events or circumstances suggest that the asset groups carrying value may not be fully recoverable. For the year ended December 31, 2021, no impairment charge for intangible assets was recognized. The Company recognized impairment charges of $2.4 million during the year ended December 31, 2020. The impairment charges primarily related the Company’s decision to limit the activities of its clearing business, resulting in a $1.9 million impairment of a) intangible assets relating to customer lists and b) capitalized internally developed software costs. The remaining impairment charges related to the impairment of intangible assets related to legacy capitalized software from the 2017 Convergex acquisition. These impairment charges are recorded in Other Expenses in the accompanying consolidated statements of operations.
Amortization expense related to intangible assets was $8.0 million, $13.0 million, and $13.1 million for the years ended December 31, 2021, 2020, and 2019 , respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. All of the Company's intangible assets have finite lives.
The estimated future amortization expense for the Company's intangible assets placed in service as of December 31, 2021 is as follows:

(dollars in thousands)
2022	$15,937
2023	7,762
2024	7,501
2025	6,337
2026	2,431
Thereafter	4,199
$44,167

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
13. Other Assets
Other assets in Operating Entities are as follows:

	As of December 31,
	2021	2020
	(dollars in thousands)
Prepaid expenses	$21,349	$14,468
Reinsurance business receivables (a)	24,402	15,387
Tax receivables	6,971	2,280
Interest and dividends receivable	2,147	1,688
Deferred acquisition costs (a)	5,672	5,221
Other (b)	24,287	15,840
	$84,828	$54,884
(a) Balances relate to the Company's reinsurance business (See Note 22).
(b) As of December 31, 2021 and 2020, the balance includes prepaid expenses, receivables and other assets used for reinsurance activities of $12.6 million and $7.2 million, respectively.
14. Commission Management Payable
The Company receives a gross commission from various brokers, which is then used to fund commission sharing and recapture arrangements, less the portion retained as income to the Company. Accrued commission sharing and commission recapture payable of $103.0 million and $117.0 million, as of December 31, 2021 and 2020, respectively, are classified as commission management payable in the accompanying consolidated statements of financial condition.
15. Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities in Operating Entities are as follows:

	As of December 31,
	2021	2020
	(dollars in thousands)
Contingent consideration payable (see Note 3)	$62,223	$37,953
Interest and dividends payable	28,948	17,031
Loss reserves and claims incurred but not reported (a)	44,191	37,036
Professional fees payable	11,229	9,495
Unearned premiums (a)	23,241	14,732
Fees payable	7,740	7,958
Accrued tax liabilities	20,540	17,204
Deferred income	6,051	3,199
SEC fees payable	10,804	18,660
Technology costs and software contracts payable	6,263	6,789
Litigation reserve	1,082	—
Accrued expenses and accounts payable (b)	13,776	26,422
	$236,088	$196,479
(a) Balances relate to the Company's reinsurance business (See Note 22).
(b) As of December 31, 2021 and 2020, the balance includes reinsurance premiums payable of $3.8 million and $15.5 million, respectively.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
16. Convertible Debt and Notes Payable
As of December 31, 2021 and 2020, the Company's outstanding debt was as follows:

	As of December 31,
	2021	2020
	(dollars in thousands)
Convertible debt	$—	$80,808
Notes payable	174,015	307,653
Term loan	435,147	—
Other notes payable	12,537	72,505
Finance lease obligations	1,672	2,909
	$623,371	$463,875
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
Amortization on the discount, included within interest and dividends expense in the accompanying consolidated statements of operations is $6.7 million, $4.6 million and $4.3 million for the years ended December 31, 2021, 2020, and 2019, respectively,

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and was amortized over the life of the December 2022 Convertible Notes in interest and dividends expense in the accompanying consolidated statements of operations. The Company recorded interest expense of $1.2 million, $4.0 million and $4.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, which is shown net in notes payable in the accompanying consolidated statement of financial condition. To date the May 2024 Notes have maintained their initial private rating, and the interest rate has remained unchanged. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $5.7 million, $5.7 million and $2.9 million for the years ended December 31, 2021, 2020, and 2019, respectively. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in September 2019, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes in interest and dividends expense in the accompanying consolidated statements of operations.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the "June 2033 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $7.7 million for the years ended December 31, 2021, 2020, and 2019, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes in interest and dividends expense in the accompanying consolidated statements of operations.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the "December 2027 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million, $10.1 million, and $10.1 million for years ended December 31, 2021, 2020, and 2019, respectively. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes in interest and dividends expense in the accompanying consolidated statements of operations. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
On March 24, 2021, the Company delivered payment of and discharged all $138.0 million outstanding aggregate principal of the December 2027 Notes plus accrued and unpaid interest through the effective redemption date of April 23, 2021. In conjunction with the extinguishment of the December 2027 Notes , the Company accelerated the pro-rata capitalized debt issuance costs. For the year ended December 31, 2021, the Company recognized $4.4 million of loss on debt extinguishment.
Term Loan
March 2028 Term Loan
On March 24, 2021, the Company borrowed $300 million of first lien term loan due March 24, 2028. On December 15, 2021, the Company borrowed an additional $150 million first lien term loan under the same terms and conditions as, and fungible with, the initial first lien term loan (collectively, the “March 2028 Term Loan”). The aggregate amount borrowed under the March 2028 Term Loan is $450 million. The March 2028 Term Loan bears interest at an annual rate equal to, at the option of the Company, either the (a) London Inter-bank Offered Rate ("LIBOR") (adjusted for reserves and subject to a floor of 0.75%) plus a margin of 3.25% or (b) an alternate base rate plus a margin of 2.25%. The Company is required to pay amortization of approximately 1.00% per annum of the original principal amount of the March 2028 Term Loan. The obligations of the Company for the March 2028 Term Loan are guaranteed by certain of the Company’s wholly-owned domestic subsidiaries (excluding its broker-dealer subsidiaries) (the “Guarantors”) and secured by substantially all of the assets of the Company and the Guarantors,

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
subject in each case to certain customary exceptions. The terms of the March 2028 Term Loan contain customary affirmative and negative covenants, subject to certain customary exceptions, thresholds, qualifications and “baskets”. Proceeds from the March 2028 Term Loan were used to (i) satisfy and discharge and redeem the Company’s 2027 Senior Notes, (ii) redeem the Company’s December 2022 Convertible Notes that remained outstanding as of March 31, 2021 and pay the cash settlement amount in connection with the conversion of December 2022 Convertible Notes prior to that redemption date, and (iii) for the payment of fees, commissions, premiums, expenses and other transaction costs (including original issue discount or upfront fees) payable in connection with the transactions related thereto. As of December 31, 2021, the outstanding principal amount of the March 2028 Term Loan was $446.6 million.
Interest expense for the March 2028 Term Loan was $9.7 million for the years ended December 31, 2021, based on an effective interest rate of 4.46%. In March 2021, the Company capitalized debt issuance costs of approximately $6.6 million and initial unamortized discount of $1.5 million related to the March 2028 Term Loan which is a direct deduction from the carrying value of the debt and will be amortized over the life of the March 2028 Term loan in interest and dividends expense in the accompanying consolidated statements of operations. In December 2021, the Company capitalized debt issuance costs of approximately $2.7 million and unamortized discount of $1.5 million related to the additional borrowing of $150 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the March 2028 Term loan in interest and dividends expense in the accompanying consolidated statements of operations.
The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that all US Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative as of June 30, 2023. As the March 2028 Term Loan represents the Company’s only significant exposure to LIBOR as of December 31, 2021, the transition to an alternative Inter-bank Offer Rate is not expected to have a material impact on Company's consolidated financial statements.
June 2020 Term Loan
On June 30, 2017, a subsidiary of the Company borrowed $28.2 million to fund general corporate purposes. In July 2019, the subsidiary of the Company borrowed separately, from the same lender, $4.0 million to fund general corporate purposes. Each loan was secured by the value of the Company's limited partnership interests in two affiliated investment funds. The Company had provided a guarantee for these loans. Both loans had an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire combined principal amount due (as amended) on June 26, 2020 when they were both fully repaid. The Company recorded interest expense of $0.8 million and $1.8 million for the years ended December 31, 2020 and 2019.
Other Notes Payable
During January 2021, the Company borrowed $3.0 million to fund insurance premium payments. This note had an effective interest rate of 2.01% and was due in December 2021, with monthly payment requirements of $0.3 million. As of December 31, 2021, the note was fully repaid. Interest expense for the year ended December 31, 2021 was insignificant.
On September 30, 2020, the Company borrowed $72.0 million from Purple Protected Asset S-81 ("PPA S-81"), a Luxembourg entity unrelated to Cowen. The Company repaid $60.0 million of the PPA S-81 loan in June 2021. The loan is payable on September 30, 2023, had an initial interest rate of 1.4 times the Secured Overnight Financing Rate ("SOFR") plus 6.07% until December 31, 2020 and 1.4 times the SOFR plus 5.8% until June 30, 2021 and 3.65 times the SOFR plus 4.0% thereafter with quarterly interest payments. The loan obligation, as well as a loan issued by The Military Mutual Ltd (a United Kingdom company unrelated to Cowen) with principal of $28.4 million that was sold by Cowen Re to PPA S-81 at fair value for no gain or loss on September 30, 2020, are fully cash collateralized through a reinsurance policy provided by Cowen Re which is reflected in cash collateral pledged in the consolidated statements of financial condition as of December 31, 2020 (see Notes 4 and 22). The Company capitalized debt issuance costs of approximately $1.7 million which is a direct deduction from the carrying value of the loan and will be amortized over the life of the loan in interest and dividends expense shown in the accompanying consolidated statements of operations. The Company recorded interest expense of $3.0 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively, related to its loan payable to PPA S-81.
During November 2019, the Company borrowed $2.6 million to fund general corporate capital expenditures. This note had an effective interest rate of 6% and is due in November 2024, with monthly payment requirements of $0.1 million. As of December 31, 2021, the outstanding balance on this note was $1.5 million. Interest expense for the years ended December 31, 2021 and 2020 was and $0.1 million, respectively and for year ended December 31, 2019 was insignificant.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
For the years ended December 31, 2021, 2020, and 2019, quantitative information regarding the Company's finance lease obligations reflected in the accompanying consolidated statements of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	$1,274	$1,232	$1,266
Interest on lease liabilities	$116	$171	$227
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$116	$171	$227
Financing cash flows from finance leases	$1,532	$1,033	$1,266

Weighted average remaining lease term - operating leases (in years)	1.71	2.24	3.21
Weighted average discount rate - operating leases	4.70%	4.89%	4.88%
Annual scheduled maturities of debt and minimum payments (of principal and interest) for all debt outstanding as of December 31, 2021, are as follows:

	Notes Payable	Term Loan	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2022	$13,405	$22,533	$543	$1,128
2023	13,405	22,351	12,593	481
2024	88,578	22,168	543	82
2025	7,750	21,986	—	42
2026	7,750	21,804	—	12
Thereafter	150,375	445,646	—	—
Subtotal	281,263	556,488	13,679	1,745
Less (a)	(107,248)	(121,341)	(1,142)	(73)
Total	$174,015	$435,147	$12,537	$1,672
(a)Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the Company's convertible debt.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Letters of Credit
As of December 31, 2021, the Company has six irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged cash collateral for reinsurance agreements (See Note 4).
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2021 and 2020, there were no amounts due related to these letters of credit.
17. Redeemable Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share. Subject to the rights of holders of any outstanding preferred stock, the number of authorized shares of preferred stock may be increased or decreased by the affirmative vote of the holders of a majority of the shares entitled to vote on such matters, but in no instance can the number of authorized shares be reduced below the number of shares then outstanding. The Company's amended and restated certificate of incorporation permits the Company to issue up to 10,000,000 shares of preferred stock in one or more series with such designations, titles, voting powers, preferences and rights and such qualifications, limitations and restrictions as may be fixed by the board of directors of the Company without any further action by the Company's stockholders. The Company's board of directors may increase or decrease the number of shares of any series of preferred stock following the issuance of that series of preferred stock, but in no instance can the number of shares of a series of preferred stock be reduced below the number of shares of the series then outstanding.
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum, which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and paid a cash dividend in respect of the Series A Convertible Preferred Stock of $6.8 million in each of the years ended December 31, 2021, 2020, and 2019. Each share of Series A Convertible Preferred Stock is non-voting and has a liquidity preference over the Company's Class A common stock and ranks senior to all classes or series of the Company's Class A common stock, but junior to all of the Company's existing and future indebtedness with respect to dividend rights and rights upon the Company's involuntary liquidation, dissolution or winding down.
Upon issuance, each share of Series A Convertible Preferred Stock was convertible, at the option of the holder, into a number of shares of the Company's Class A common stock equal to the liquidation preference of $1,000 divided by the conversion rate. The initial conversion rate (subsequent to the December 5, 2016 reverse stock split) is 38.0619 shares (which equates to $26.27 per share) of the Company's Class A common stock for each share of the Series A Convertible Preferred Stock. At any time on or after May 20, 2020, when the Company's capped call option expired, the Company was able to elect to convert all outstanding shares of the Series A Convertible Preferred Stock into shares of the Company's Class A common stock, cash or a combination thereof, at the Company's election, in each case, based on the then-applicable conversion rate, if the last reported sale price of the Company's Class A common stock equals or exceeds 150% of the then-current conversion price on at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days (including on the last trading day of such period) immediately prior to such election. At the time of conversion, the conversion rate may be adjusted based on certain events, including but not limited to the issuance of cash dividends or Class A common stock as dividends to the Company's Class A common shareholders or a share split or combination.
On December 31, 2021, the Company irrevocably elected that, upon the conversion of any share of the outstanding Series A Convertible Preferred Stock, the Company will settle $1,000 of its conversion obligation in cash. With respect to each conversion, to the extent the conversion obligation per share of Series A Convertible Preferred Stock is greater than $1,000, the Company may satisfy its conversion obligation in respect of such excess using any settlement method permitted under the Certificate of Designations. As the holders can exercise the conversion option on their shares at any time and require cash payment upon conversion, the Company reclassified the Series A Convertible Preferred Stock to temporary equity at December 31, 2021.
18. Stockholder's Equity
The Company is authorized to issue 125,000,000 shares of common stock, which shall consist of 62,500,000 shares of Class A common stock, par value $0.01 per share, and 62,500,000 shares of Class B common stock, par value $0.01 per share. Subject to the rights of holders of any outstanding preferred stock, the number of authorized shares of common stock may be increased or decreased by the affirmative vote of the holders of a majority of the shares entitled to vote on such matters, but in no instance can the number of authorized shares be reduced below the number of shares then outstanding.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
Embedded Cash Conversion Option on the December 2022 Convertible Notes
Upon issuance of the December 2022 Convertible Notes (see Note 16), the Company recognized the embedded cash conversion option at fair value of $23.4 million which was valued as of June 26, 2018 at $29.0 million. On June 26, 2018, the Company received shareholder approval for the Company to settle the December 2022 Convertible Notes entirely in Class A common stock. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity. The Company allocated $29.6 million of the cash consideration paid on the December 2020 partial extinguishment of the Convertible Notes (see Note 16) to this equity component. The Company redeemed all of the remaining December 2022 Convertible Notes on June 24, 2021.
Cash Dividends to Common Stockholders
During the first quarter of 2020, the Company began the declaration of a quarterly cash dividend payable on its common stock. During March 2021, the Company's Board of Directors declared a cash dividend of $0.08 per share of Class A common stock. During June 2021, September 2021 and December 2021, the Company's Board of Directors declared a cash dividend of $0.10 per share of Class A common stock. Dividends are payable on all outstanding shares of Class A common stock and on granted but unvested shares of Class A common stock under the Equity Plans on the date of record (See Note 23). During the year ended December 31, 2021, the Company paid $11.4 million of cash dividends to its holders of Class A common stock, respectively.
Treasury Stock
Treasury stock of $547.1 million as of December 31, 2021, compared to $346.9 million as of December 31, 2020, resulted from $40.4 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Equity Plans or other similar transactions, $0.03 million received from an escrow account established to satisfy the Company's indemnification claims arising under the terms of the purchase agreement entered into in connection with the Company's acquisition of Convergex Group, LLC and $159.8 million purchased in connection with a

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the year ended December 31, 2021:

	Treasury Stock Shares	Cost (dollars in thousands)	Average Cost per Share
Balance outstanding at December 31, 2020	22,619,863	$346,870	$15.33
Shares purchased for minimum tax withholding under the 2010 and 2020 Equity Plans or other similar transactions	1,055,620	40,392	38.26
Shares of stock received in respect of indemnification claims	1,155	29	25.33
Purchase of treasury stock	4,371,291	159,821	36.56
Balance outstanding at December 31, 2021	28,047,929	$547,112	$19.51
19. Non-Controlling Interests in Consolidated Subsidiaries and Investment Funds
Redeemable and nonredeemable non-controlling interests in consolidated subsidiaries and investment funds and the related net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds are comprised as follows:

	As of December 31,
	2021	2020	2019
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and investment funds
Consolidated Funds
Beginning balance	$—	$391,275	$216,923
Capital contributions	—	184,223	266,504
Capital withdrawals	—	(181,863)	(100,594)
Deconsolidation of entity	—	(360,711)	—
Income (loss) attributable to non-controlling interests	—	(32,924)	8,442
Ending balance	—	—	391,275

Nonredeemable non-controlling interests in consolidated subsidiaries and investment funds
Operating companies
Beginning balance	83,818	11,513	7,457
Capital contributions	36,539	9,730	11,108
Capital withdrawals	(7,601)	(5,605)	(3,788)
Consolidation of entity	—	48,596	—
Income (loss) attributable to non-controlling interests	13,349	19,584	(3,264)
Ending balance	126,105	83,818	11,513

Consolidated Funds
Beginning balance	115,806	82,807	57,423
Capital contributions	19,017	191,493	547
Capital withdrawals	(21,411)	(72,646)	(1,224)
Deconsolidation of entity	(74,813)	(89,889)	—
Income (loss) attributable to non-controlling interests	(4,969)	4,041	26,061
Ending balance	33,630	115,806	82,807

Total Nonredeemable non-controlling interests in consolidated subsidiaries and investment funds	$159,735	$199,624	$94,320

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
20. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income includes the after tax change in Other revenues in the accompanying consolidated statement of operations. During the periods presented, the Company did not have material reclassifications out of other comprehensive income.

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Beginning balance	$(7)	$(5)	$(5)
Foreign currency translation	5	(2)	—
Ending balance	$(2)	$(7)	$(5)

21. Revenue from Contracts with Customers
For the year ended December 31, 2021, 2020, and 2019, the following tables presents revenues from contracts with customers disaggregated by fee type and segment.

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Revenue from contracts with customers	Operating Company
Investment banking
Underwriting fees	$421,081	$427,670	$211,666
Strategic/financial advisory fees	433,909	190,958	79,208
Placement and sales agent fees	195,676	133,171	69,070
Expense reimbursements from clients	16,496	17,687	15,081
Total investment banking revenue	1,067,162	769,486	375,025
Brokerage
Commissions	530,927	479,762	348,241
Trade conversion revenue	24,098	21,389	20,958
Equity research fees	21,015	19,757	19,006
Total brokerage revenue from customers	576,040	520,908	388,205
Management fees	71,374	46,556	31,361
Incentive income	2,732	592	1,532
Total revenue from contracts with customers - Op Co	$1,717,308	$1,337,542	$796,123

	Asset Company
Management fees	913	959	1,248
Incentive income	—	—	15
Total revenue from contracts with customers - Asset Co	913	959	1,263
Total revenue from contracts with customers	$1,718,221	$1,338,501	$797,386
22. Insurance and reinsurance
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Incurred and paid claims
Insurance (net of Outward Reinsurance)	$3,285	$—	$—
Inward Reinsurance	17,140	14,838	24,380
Total	$20,425	$14,838	$24,380
Change in claims outstanding and claims IBNR
Insurance (net of Outward Reinsurance)	$112	$—	$—
Inward Reinsurance	3,304	11,599	5,700
Total	$3,416	$11,599	$5,700
Cowen Insurance Co and Cowen Re utilize several methods to determine their claims IBNR. Cowen Insurance Co and Cowen Re generally employ an estimation methodology whereby historical average claims ratios over a period of up to 10 years are utilized, based on availability of data. In cases where current claims development contradicts historical results, Cowen Insurance Co and Cowen Re employ a method to average claims ratios derived through different actuarial calculation methods. If an event occurs that may give rise to significant future claims in excess of the amount calculated using the above-mentioned methodologies, the impact of such an event is calculated using existing claims data and actuarial estimation methods to adjust Cowen Insurance Co's and Cowen Re's IBNR provision. During the year ended December 31, 2021, claims liability and claim adjustment expenses were calculated using the above-mentioned methods consistent with prior years.
While Cowen Insurance Co and Cowen Re typically settle their premiums and claim payments on a quarterly basis, the frequency of claims in the underlying policies is impractical for Cowen Insurance Co and Cowen Re to obtain. Cowen Insurance Co and Cowen Re write contracts on both a proportional and non-proportional basis. The contracts contain inspection rights to allow the companies to inspect the policy documents that provide the source for the underlying data provided by the cedant. This negates the need for them to collect and hold the documents themselves which would be impracticable. Cowen Insurance Co and Cowen Re did not discount any of its reserves and did not cede any portion of its exposures during the years ended December 31, 2021, 2020, and 2019.
From time to time, Cowen Insurance Co and Cowen Re may enter into insurance and reinsurance agreements that require it to post collateral of cash or U.S. government bonds to cover certain exposures as defined in the respective insurance and reinsurance agreements. As of December 31, 2021, Cowen Re had pledged $60.1 million of collateral towards such reinsurance obligations, of which $44.1 million was in cash and $16.0 million was in U.S. government bonds. As of December 31, 2020, total collateral pledged was $120.5 million, of which 106.8 million was cash and $13.7 million was U.S. government bonds. The collateral pledged as of December 31, 2021 was $60.4 million lower than the amounts pledged at December 31, 2020. This is due to the Company’s redemption of the September 2023 Loan Notes. Cowen Re expects $40.5 million of the cash collateral pledged to be released on September 30, 2023. The remaining collateral of $19.6 million is expected to be released periodically between October 1, 2021 and March 31, 2024 in accordance with the terms of the underlying insurance and reinsurance agreements. As of December 31, 2021, Cowen Insurance Co had no pledged collateral.
23. Share-Based Payments, Deferred Compensation and Employee Ownership Plans
The Company has issued share-based compensation under the 2010 and 2020 Equity Incentive Plan (the "Equity Plans"). The Equity Plans permit the grant of options, restricted shares, restricted stock units, and other equity-based awards to the Company's employees and directors. Stock options granted generally vest over two to five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued, both of which are eligible to accrue dividend equivalents, may be immediately vested or may generally vest over a two-to five-year period. Awards are subject to the risk of forfeiture, inclusive of accrued dividend equivalents. As of December 31, 2021, there were 2.5 million shares available for future issuance under only the 2020 Equity Incentive Plan.
Under the Equity Plans, the Company awarded $36.8 million of deferred cash awards to its employees during the year ended December 31, 2021. These awards vest over a four-year period and accrue interest at 0.70% per year. As of December 31, 2021, the Company had unrecognized compensation expense related to the Equity Plans' deferred cash awards of $58.3 million.
The Company measures compensation cost for share-based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share-based awards on a straight-line basis over the vesting period of the option or award, net of estimated forfeitures. In relation to awards under the Equity Plan, the Company recognized compensation expense of $85.0 million, $48.1 million and $34.0 million for the

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
years ended December 31, 2021, 2020, and 2019, respectively. The income tax effect recognized for the Equity Plans was a benefit of $33.5 million, $13.8 million, and $8.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value
Beginning balance outstanding	5,450,191	$17.56	5,364,486	$16.67
Granted	2,092,904	35.31	2,709,979	17.40
Vested	(2,785,535)	19.46	(2,419,818)	15.59
Canceled	—	—	(87,348)	14.80
Forfeited	(162,218)	22.23	(117,108)	15.62
Ending balance outstanding	4,595,342	$24.33	5,450,191	$17.56
Included in the restricted share and restricted stock unit activity are performance-linked restricted stock units of 1,603,630 which were awarded in March 2016, April 2019, July 2020 and February 2021. Each RSU is equal to one share of the Company's Class A common stock. Certain of the awards granted have the ability to be cash settled when the attained award exceeds a certain percentage of granted amount. The cash portion of the award has been bifurcated from the equity component and recorded as a compensation payable in the accompanying consolidated statement of financial condition. Of the awards granted, 712,652 have vested and 320,681 have been canceled, as they did not meet the performance criteria, through December 31, 2021. Included in vested shares are 233,333 shares that had an attainable value of 420,000, and were delivered in March 2021. Of this attainable value 350,000 shares were settled in the issuance of restricted stock units and were delivered in March 2021 with the remaining 70,000 shares being settled in cash at the volume weighted average price on settlement date. Also included in vested shares are 333,333 shares that had an attainable value of 666,666, due to reaching certain performance goals. Of this attainable value 528,800 shares will be settled in the issuance of restricted stock units and will be delivered in March 2022 with the remaining 137,866 shares being settled in cash at the volume weighted average price on settlement date. The remaining awards, included in the outstanding balance as of December 31, 2021, vest on December 2022 and December 2023 and will be earned only to the extent that the Company attains specified market conditions relating to its volume-weighted average share price and total shareholder return in relation to certain benchmark indices and performance goals relating to aggregate net income and average return on shareholder equity. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 220% of the targeted award. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of December 31, 2021, there was $78.4 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 1.86 years.
Restricted Shares and Restricted Stock Units Granted to Non-Employee Board Members
There were 28,463 restricted stock units awarded to non-employee board members during the year ended December 31, 2021. There were 90,465 restricted stock units awarded to non-employee board members during the year ended December 31, 2020. The Company delivered 41,667 units to non-employee board members during the year ended December 31, 2021 and 48,021 were delivered during the year ended December 31, 2020. As of December 31, 2021 and 2020, there were 246,333 and 259,536 restricted stock units outstanding for non-employee board members, respectively.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
by applying an equity ownership model. Accordingly, the Company accrues carried interest allocations based on the fair value of the underlying investments assuming hypothetical liquidation at book value upon vesting as nonredeemable non-controlling interest.
24. Defined Contribution Plans
The Company sponsors a Retirement and Savings Plan which is a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plans"). All full-time employees of the Company can contribute on a tax deferred basis and an after-tax basis to the 401(k) Plans up to federal contribution limits or up to 100% of their annual compensation, subject to certain limitations. The Company provides matching and profit sharing contributions to employees that are equal to a specified percentage of the eligible participant's contribution as defined by the 401(k) Plans. For the years ended December 31, 2021, 2020, and 2019, the Company's contributions to the 401(k) Plans were $3.9 million, $2.9 million, and $1.0 million, respectively.
25. Income Taxes
The taxable results of the Company’s operations are included in the consolidated income tax returns of Cowen Inc. as well as stand-alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings have to be submitted on a stand-alone or combined basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries with tax filing obligations are the United Kingdom, Luxembourg, Malta, Germany, Switzerland, South Africa, Canada and Hong Kong.
The Company is subject to U.S. tax on its Global Intangible Low-Taxed Income ("GILTI"). The Company elected to account for taxes on GILTI inclusions in U.S. taxable income as incurred on the current year basis and not included any related amounts in deferred taxes.
The components of the Company's income tax expense for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year ended December 31,
	2021	2020	2019
	(dollars in thousands)
Current tax expense/(benefit)
Federal	$92,390	$13,840	$(731)
State and local	21,842	5,060	457
Foreign	1,867	1,355	1,831
Total	$116,099	$20,255	$1,557
Deferred tax expense/(benefit)
Federal	$(10,163)	$53,231	$10,242
State and local	(4,861)	17,337	3,598
Foreign	964	(450)	(544)
Total	(14,060)	70,118	13,296
Total tax expense/(benefit)	$102,039	$90,373	$14,853
Consolidated U.S. income/(loss) before income taxes was $385.1 million in 2021, $289.6 million in 2020, and $68.9 million in 2019. The corresponding amounts for non-U.S.-based income/(loss) were $20.9 million in 2021, $7.9 million in 2020, and $2.2 million in 2019.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
The reconciliations of the Company's federal statutory rate to the effective income tax rate for the years ended December 31, 2021, 2020, and 2019 are as follows:

	Year ended December 31,
	2021	2020	2019
Pre-tax net income at U.S. statutory rate	21.0%	21.0%	21.0%
Nondeductible expenses	2.6	1.5	4.1
State and foreign tax	5.0	7.3	8.0
Reversal of income attributable to non-controlling interests	(0.4)	0.7	(9.2)
Other, net	(3.1)	(0.1)	(2.9)
Total	25.1%	30.4%	21.0%
As of December 31, 2021, the Company has net income taxes receivable of approximately $5.0 million representing state and foreign tax overpayments, which is included in other assets on the accompanying consolidated statements of financial condition. The Company also has income taxes payable of approximately $16.6 million representing federal and foreign payables, which is included in other liabilities on the accompany consolidated statements of financial condition.
The components of the Company's deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

	As of December 31,
	2021	2020
	(dollars in thousands)
Deferred tax assets, net of valuation allowance
Net operating loss	$14,649	$18,039
Deferred compensation	34,342	24,068
Tax credits	3,241	6,230
Lease liability	24,373	20,401
Other	7,134	7,371
Total deferred tax assets	83,739	76,109
Valuation allowance	(4,226)	(5,194)
Deferred tax assets, net of valuation allowance	79,513	70,915
Deferred tax liabilities
Right-of-use on certain assets	(22,568)	(19,443)
Unrealized gains on investments	(30,393)	(33,439)
Other	(4,787)	(9,003)
Total deferred tax liabilities	(57,748)	(61,885)
Deferred tax assets/(liabilities), net	$21,765	$9,030
Deferred tax assets, net of valuation allowance, are reported in the accompanying consolidated statements of financial condition. In addition to the deferred tax balances in the table above, the Company records balances related to its operating losses in Luxembourg, which are discussed below.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management’s view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized for tax purposes in the foreseeable future. The Company recorded approximately $4.2 million valuation allowance against its deferred tax assets of $83.7 million as of December 31, 2021 and recorded approximately $5.2 million valuation allowance against its deferred tax assets of $76.1 million as of December 31, 2020. Separately, the Company has deferred tax liabilities of $57.7 million as of December 31, 2021 and $61.9 million as of December 31, 2020.
For tax year 2021, the Company's total deferred tax benefit of $14.1 million was derived by the reversal of timing differences in the normal course of business. The deferred tax expense of $70.1 million in 2020 was derived by the utilization of net operating losses and the reversal of timing differences in the normal course of business. The deferred tax expense of $13.3 million in 2019 was derived by the reversal of timing differences in the normal course of business.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2021, the Company has foreign tax credit carryforwards of $3.2 million which expire between 2022 and 2029. Valuation allowance of $3.1 million was established against foreign tax credit carryforward as the Company determined that it is not more likely than not that the credits will be utilized.
The Company has the following net operating loss carryforwards at December 31, 2021:

Jurisdiction:	Federal	New York State	New York City	Hong Kong
Net operating loss (in millions)	$16.9	$31.9	$64.5	$13.3
Year of expiration	2030	2034	2034	Indefinite
In addition to the net operating loss carryforwards in the table above, the Company also has net operating loss carryforwards in Luxembourg. These loss carryforwards are only accessible to the extent of taxable income generated by the Luxembourg reinsurance companies, including any deferred income that will be generated in the future. Consequently, the Company recorded a deferred tax asset of $130.6 million, net of deferred tax liabilities of $76.5 million in connection with future taxable income, and an offsetting valuation allowance of $130.6 million against its Luxembourg net operating loss carryforwards that are in excess of such taxable income.
In June 2011, the Company acquired a subsidiary with net operating loss carryovers that underwent a change of control under Section 382 of the Internal Revenue Code due to the acquisition. Accordingly, a portion of the Company’s deferred tax assets, are subject to an annual limitation under Section 382. The deduction limitation is approximately $6.7 million annually and applies to approximately $16.9 million of net operating losses. The Company is not expected to lose any deferred tax assets due to these limitations.
As a result of the enactment of the American Rescue Plan Act signed on March 11, 2021, the Company is required to assess the tax impact of the Act in the quarter the law was enacted. Based on management’s analysis, there was no material impact on the Company's financial statements as of December 31, 2021.
The components of unrecognized tax benefits are as follows:

	As of December 31,
	2021	2020
	(dollars in thousands)
Beginning balance at January 1	$299	$299
Settlement of positions	(64)	—
Increases/(Decreases) due to prior year positions	(235)	—
Ending balance at December 31	$—	$299
A tax benefit of $0.2 million was recognized in the consolidated statement of operations for the tax year ended December 31, 2021 related to the release of uncertain tax positions previously established. No additional unrecognized tax benefit was recorded in the consolidated statement of financial condition at December 31, 2021.
The following are the major jurisdictions in which the Company has significant business operations and the earliest open tax year subject to examination in these jurisdictions:

Jurisdiction:	Federal	New York State	New York City	United Kingdom	Luxembourg	Germany	Switzerland
Tax Year	2018	2018	2018	2017	2019	2017	2016
In November 2021, the Company concluded its New York State audit for tax years 2013-2017 which caused a release of the unrecognized tax benefits of $0.2 million.
The Company continues to permanently reinvest the capital and accumulated earnings of its subsidiaries in the United Kingdom, Malta, Germany, Switzerland, Canada, South Africa, and Hong Kong.
26. Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of shares of Class A common stock outstanding for the period. As of December 31, 2021, there were 27,778,964 shares of Class A common stock outstanding. As of December 31, 2021, the Company has included 972,732 fully vested, unissued restricted stock units and restricted shares in its calculation of basic earnings per share. As of December 31, 2020, there were 26,845,628 shares of Class A common stock outstanding. As of December 31, 2020, the Company has included 334,230 fully vested, unissued restricted stock units in its calculation of basic earnings per share.

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
The Company previously concluded that it had the intent and ability to settle the December 2022 Convertible Notes in cash and, as a result, the convertible notes did not have an impact on the Company's diluted earnings per share calculation. On March 24, 2021, the Company issued a redemption notice announcing that the Company would redeem all of the December 2022 Convertible Notes (See Note 16). On June 24, 2021, the Company cash settled the December 2022 Convertible Notes up to the principal amount of the December 2022 Convertible Notes and share settled through the delivery of shares of the Company’s Class A common stock for the remainder of the conversion obligation in excess of the principal amount. The shares of the Company’s Class A common stock issued are within basic earnings per share subsequent to June 24, 2021. Prior to that date, the Company has applied the if-converted method to the portion of the December 2022 notes above the principal amount that settled in shares upon a conversion in dilutive earnings per share.
On December 31, 2021, the Company irrevocably elected to cash settle $1,000 of its obligation in respect of each conversion of any share of the Series A Convertible Preferred Stock (the “Series A Convertible Preferred Stock”). Prior to this date, the Company could elect to settle the Series A Convertible Preferred Stock in shares, cash, or a combination of both. The Company’s intent is to settle in cash. As a result, the Series A Convertible Preferred Stock does not have an impact on the Company’s diluted earnings per share calculation. See Note 2 for the impact of the Series A Convertible Preferred Stock earnings per share calculation with the adoption of ASU 2020-06 on January 1, 2022.
The computation of earnings per share is as follows:

	Year Ended December 31,
	2021	2020	2019
	(dollars and share data in thousands, except per share data)
Net income (loss)	$303,991	207,064	$55,870
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	8,380	(9,299)	31,239
Net income (loss) attributable to Cowen Inc.	295,611	216,363	24,631
Preferred stock dividends	6,792	6,792	6,792
Net income (loss) attributable to Cowen Inc. common stockholders	$288,819	$209,571	$17,839

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	27,721	27,790	29,525
Performance based restricted stock	755	—	—
Contingently issuable common stock in connection with acquisitions	—	85	26
December 2022 Convertible Notes	1,404	—	—
Restricted stock	2,748	1,644	1,735
Weighted average shares used in diluted computation	32,628	29,519	31,286
Earnings (loss) per share:
Basic	$10.42	$7.54	$0.60
Diluted	$8.85	$7.10	$0.57
27. Commitments and Contingencies
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
For the year ended December 31, 2021, 2020 and 2019, quantitative information regarding the Company's operating lease obligations reflected in the accompanying consolidated statements of operations were as follows:

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Lease cost
Operating lease cost	$25,268	$22,759	$23,540
Short-term lease cost	150	207	253
Variable lease cost	3,526	3,550	3,580
Sublease income	(583)	(781)	(953)
Total lease costs	$28,361	$25,735	$26,420
The following table summarizes the supplemental cash flow information and certain other information related to operating leases for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(dollars in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,429	$25,012

Weighted average remaining lease term - operating leases (in years)	5.27	4.58
Weighted average discount rate - operating leases	4.06%	3.66%
As of December 31, 2021, maturities of the outstanding operating lease liabilities for the Company were as follows:

	Equipment Leases (operating) (d)	Real Estate and Other Facility Rental (a) (b) (c)
	(dollars in thousands)
2022	$520	$24,697
2023	381	24,687
2024	370	21,852
2025	370	11,137
2026	278	7,593
Thereafter	—	19,463
Total operating leases	1,919	109,429
Less discount	124	12,232
Less short-term leases	—	109
Total lease liability	$1,795	$97,088
(a)The Company has entered into various agreements to sublease certain of its premises.
(b)During the year ended December 31, 2021, the Company recognized an increase of $37.7 million of operating right-of-use assets and leases liabilities related to facility leases.
(c)During the fourth quarter of 2021, the Company completely vacated leased office space in New York and New Jersey which resulted in an acceleration of expense of approximately $0.9 million within occupancy and equipment expense in the accompanying consolidated statements of operations during the year ended December 31, 2021.
(d)During the year ended December 31, 2021, the Company recognized an increase of $1.7 million of operating right-of-use assets and leases liabilities related to equipment leases.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Other Commitments
As of December 31, 2021, future minimum annual service payments for the Company were as follows:

Service Payments
(dollars in thousands)
2022	$25,085
2023	12,511
2024	5,254
2025	3,366
2026	3,237
Thereafter	7,357
Total service payment commitments	$56,810
Unfunded Commitments
The following table summarizes unfunded commitments as of December 31, 2021:

Entity	Unfunded Commitments	Commitment Term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	$3,886	3 years
Eclipse Ventures Fund I, L.P.	$28	3 years
Eclipse Fund II, L.P.	$23	4 years
Eclipse Continuity Fund I, L.P.	$20	5 years
Cowen Healthcare Investments III LP	$2,632	5 years
Cowen Healthcare Investments IV LP	$6,399	6 years
Cowen Sustainable Investments I LP	$14,643	8 years
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
28. Segment Reporting
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
In general, Economic Income (Loss) is an after tax measure (which represents the Company’s income tax expense or benefit calculated on Pre-tax Economic Income (Loss) once all currently available net operating losses have been utilized (this occurred during tax year 2020)) and is presented after preferred stock dividends. Economic Income (Loss) (i) includes management reclassifications which the Company believes provides additional insight into the performance of the Company’s core businesses and divisions (ii) eliminates the impact of consolidation for Consolidated Funds and (iii) excludes goodwill and certain other impairments, certain other transaction-related adjustments and/or reorganization expenses and certain costs associated with debt.
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
The following table sets forth operating results for the Company's consolidated US GAAP net income (loss) and related reclassifications and adjustments necessary to reconcile to the Company's Economic Income (Loss) measure which represents the Company's Op Co and Asset Co segments' results:

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Economic Income
Op Co	$314,519	$329,381	$53,257
Asset Co	(2,291)	(16,136)	(9,560)
Adjustments applied to arrive at Net Income (loss)
Income attributable to non-controlling interest	8,380	(9,299)	31,239
Preferred stock dividends	6,792	6,792	6,792
Amortization of (discount)/premium on convertible debt	(1,604)	(4,499)	(4,297)
Acquisition related amounts	(6,593)	(606)	(2,608)
Contingent liability adjustments	(15,118)	(8,492)	—
Debt extinguishment gain (loss) and accelerated debt costs	(10,095)	2,719	—
Bargain purchase gain	3,855	—	—
Goodwill and other impairment	(1,009)	(2,423)	(4,100)
US GAAP Income tax expense	(102,039)	(90,373)	(14,853)
Economic income tax expense *	109,194	—	—
Net income (loss)	$303,991	$207,064	$55,870
* Economic Income (Loss) is presented net of associated taxes starting in the first quarter of 2021. The Company has utilized all available federal net operating losses not subject to limitation during 2020.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Op Co
Non-Interest Revenue	$1,917,406	$1,564,710	981,131
Interest Revenue	192,756	169,358	165,443
Interest Revenue, Consolidated funds	—	2,683	6,746
Total Revenues	2,110,162	1,736,751	1,153,320
Interest Expense	199,570	173,537	155,974
Interest Expense, Consolidated funds	—	1,376	3,553
Depreciation and Amortization	18,982	22,655	20,424
Income Taxes	103,149	90,373	14,853
Asset Co
Non-Interest Revenue	2,163	18,396	9,957
Interest Revenue	465	770	284
Interest Revenue, Consolidated funds	9	9	9
Total Revenues	2,637	19,175	10,250
Interest Expense	5,035	6,120	3,835
Interest Expense, Consolidated funds	—	—	—
Depreciation and Amortization	22	22	36
Income Taxes	(1,110)	—	—
Total Segment
Non-Interest Revenue *	1,919,569	1,583,106	991,088
Interest Revenue	193,221	170,128	165,727
Interest Revenue, Consolidated funds	9	2,692	6,755
Total Revenues	$2,112,799	$1,755,926	1,163,570
Interest and Dividend Expense (includes dividend expense of $6.8 million, $8.1 million and $8.8 million for the years ended December 31, 2021, 2020, and 2019, respectively)	211,387	187,725	168,628
Interest and Dividend Expense, Consolidated funds (includes dividend expense of $0 million, $0.7 million and $1.0 million for the years ended December 31, 2021, 2020, and 2019, respectively)	—	2,064	4,602
Depreciation and Amortization	19,004	22,677	20,460
Income Taxes	102,039	90,373	14,853
* Includes dividend revenue of $26.0 million, $17.3 million and $9.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. In addition, includes dividend revenue, consolidated funds, of $0.0 million and $2.5 million and $3.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.
29. Regulatory Requirements
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
Effective June 1, 2021, Cowen Prime Services LLC ("Cowen Prime") transferred all of the net assets of its investment advisory business to a newly formed investment advisor, Cowen Prime Advisors LLC. Cowen Prime Advisors LLC succeeded to Cowen Prime’s SEC investment advisor registration on that date pursuant to statutory guidance. As a result of implementing that guidance and the succession process, Cowen Prime is no longer registered as an investment advisor with the SEC.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
As of June 30, 2021, Cowen Prime and Cowen and Company were granted regulatory approval to merge from the Financial Industry Regulatory Authority Inc. The companies completed the merger on September 1, 2021 with Cowen and Company being the surviving entity. As a result of the merger, Cowen Prime filed a notice of full withdrawal from registration as a broker-dealer with the SEC, all self-regulatory organizations, and all states on October 19, 2021 and the withdrawal of its registration with the SEC became effective on November 15, 2021.
The Company acquired Portico, a registered broker-dealer on December 16, 2021. As a result of the acquisition, Portico's net assets were transferred into Cowen and Company. The Company applied to withdraw Portico's status as a FINRA registered broker-dealer on December 20, 2021 which was approved by the SEC on February 18, 2022.
Under the alternative method, Cowen and Company's minimum net capital requirement, as defined in (a)(4) of SEA Rule 15c3-1, is equal to the greater of $1.5 million or 2% of aggregate debits arising from customer transactions. ATM Execution, and Westminster are required to maintain minimum net capital, as defined in (a)(1)(ii) of SEA Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debits arising from customer transactions. Advances to affiliates, repayment of borrowings, distributions, dividend payments, and other equity withdrawals are subject to certain notification and other provisions of SEA Rule 15c3-1 and other regulatory bodies.
Cowen and Company is also subject to certain net capital rule requirements under the Regulation 1.17 of the Commodity Futures Trading Commission ("CFTC") under Commodities Exchange Act (“CEA”) as an introducing broker. Under Regulation 1.17, Cowen and Company is required to maintain net capital equal to or in excess of $45,000 or the amount of net capital required by SEA Rule 15c3-1, whichever is greater. Additionally, as an options clearing member of the Options Clearing Corporation ("OCC") under OCC Rule 302, Cowen and Company is required to maintain net capital equal to the greater of $2.0 million or 2% of aggregate debit items. At December 31, 2021, Cowen and Company had $360.3 million of net capital in excess of its minimum requirements under SEA Rule 15c3-1.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. The CFTC has finalized rules establishing capital requirements and financial reporting requirements for CFTC registered swap dealers not subject to regulation by a banking regulator. The SEC has finalized rules establishing similar standards for an entity registering as a standalone securities-based swaps dealer. On October 6, 2021, Cowen Financial Products LLC (“CFP”) became subject to the SEC’s standalone securities-based swap regulatory requirements. CFP registered with the SEC with an effective date of November 1, 2021 as a securities-based swap dealer and is not using models to compute its net capital. Under the rules there is a minimum net capital requirement for, among others, an entity that acts as a dealer in security-based swaps, which is the greater of $20 million or 2% of risk margin amount The risk margin amount means the sum of (i) the total initial margin required to be maintained by the SEC securities-based swaps dealer at each clearing agency with respect to securities-based swaps transactions cleared for securities-based swap customers and (ii) the total initial margin amount calculated by the SEC securities-based swaps dealer swaps dealer with respect to non-cleared securities-based swaps under new SEC rules. At December 31, 2021, CFP had $17.8 million of net capital in excess of its minimum requirements under SEA Rule 18a-1.
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
As of December 31, 2021, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA or SFC requirement and excess as follows:

Subsidiary	Net Capital	Minimum Net Capital Requirement	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$367,203	$6,874	$360,329
ATM Execution	$6,778	$250	$6,528
Westminster	$18,997	$250	$18,747
Cowen International Ltd	$52,610	$22,312	$30,298
Cowen Execution Ltd	$16,482	$4,168	$12,314
CFP	$37,756	$20,000	$17,756
Cowen Asia	$2,081	$385	$1,696

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
In accordance with the requirements of SEA Rule 15c3-3, Cowen and Company may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of December 31, 2021, Cowen and Company had segregated approximately $51.8 million of cash to satisfy the customer reserve provision of SEA Rule 15c3-3.
As a clearing and carrying broker-dealer, Cowen and Company is required to compute a reserve requirement for proprietary accounts of broker-dealers ("PAB"), as defined in SEA Rule 15c3-3. Cowen and Company conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEA Rule 15c3-3. This allows each correspondent firm that uses Cowen and Company as its clearing broker-dealer to classify its PAB account assets held at Cowen and Company as allowable assets in the correspondent's net capital calculation. At December 31, 2021, Cowen and Company had $57.2 million of cash on deposit in PAB Reserve Bank Accounts. Cowen and Company and ATM Execution also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
Cowen Financial Products, as a registered securities based swap dealer, claims Rule 18a-4(f) exemption under the Securities and Exchange Act of 1934 (the “Act”) with regard to its swap counterparties on the basis that it has provided sufficient notice to its swap counterparties of their respective rights to require segregation of funds or other property used to secure uncleared security based swaps pursuant to section 3E(f)(1)(A)-(B) of the Act (15 U.S.C. 78c-5(f)(1)(A)). Any margin collateral received and held by the security based swap dealer with respect to uncleared security based swaps will not be subject to a segregation requirement. The notice outlines how a claim of those swap counterparties for the collateral would be treated in a bankruptcy or other formal liquidation proceeding of the security-based swap dealer.
Other Regulatory Requirements
Cowen Insurance Co and Cowen Re are individually required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Malta and Luxembourg, respectively. Each company's individual solvency capital ratio calculated at the end of each quarter must exceed a minimum requirement. As of March 31, 2021 and September 30, 2021 (the last testing date for Cowen Re and Cowen Insurance Co respectively), the solvency capital ratios of both Cowen Insurance Co and Cowen Re were in excess of the minimum requirements.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen's captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of December 31, 2021. RCG Insurance Company’s capital and surplus as of December 31, 2021 totaled $6.0 million.
30. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's investment funds and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of December 31, 2021 and 2020, $16.6 million and $28.4 million, respectively, included in fees receivable, are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the investment funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the years ended December 31, 2021 and 2020, the amounts which the Company reimbursed the investment funds it manages were immaterial. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates, and are included in due from related parties in the accompanying consolidated statements of financial condition. As of December 31, 2021 and 2020, loans to employees of $8.8 million and $9.5 million, respectively, were included in due from related parties on the accompanying

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
consolidated statements of financial condition. Of these amounts $3.8 million and $4.6 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $5.7 million, $3.7 million and $3.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. This expense is included in employee compensation and benefits in the accompanying consolidated statements of operations. For the years ended December 31, 2021, 2020, and 2019 the interest income was $0.1 million, for these related party loans and advances, and are included in interest and dividends in the accompanying consolidated statements of operations.
As of December 31, 2020, included in due from related parties is $3.6 million, related to the sales of portions of the Company's ownership interest in the activist business of Starboard Value to the Starboard principals. It is being financed through the profits of the relevant Starboard entities over a five-year period and earns interest at 5.0% per annum. As of December 31, 2021, the balance had been repaid in full. The interest income for the year ended December 31, 2021 was insignificant. The interest income for the years ended December 31, 2020, and 2019 was $0.2 million and $0.3 million, respectively.
The remaining balance included in due from related parties of $22.6 million and $7.9 million as of December 31, 2021 and 2020, respectively, relates to amounts due to the Company from affiliated investment funds and real estate entities due to expenses paid on their behalf.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of December 31, 2021 and 2020, such investments aggregated $53.9 million and $84.3 million, respectively, were included in non-controlling interests on the accompanying consolidated statements of financial condition. Their share of the net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds aggregated $14.9 million, $21.2 million and $7.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The Company may, at times, have unfunded commitment amounts pertaining to related parties. See Note 27 for amounts committed as of December 31, 2021.
31. Guarantees and Off-Balance Sheet Arrangements
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements, which have not been disclosed, as of December 31, 2021 and 2020. Through indemnification provisions in clearing agreements with clients, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
The Company enters into secured and unsecured borrowing agreements to obtain funding necessary to cover daily securities settlements with clearing corporations. At times, funding is required for unsettled customer delivery versus payment and riskless principal transactions, as well as to meet deposit requirements with clearing organizations. Secured arrangements are collateralized by the securities. The Company maintains uncommitted financing arrangements with large financial institutions, the details of which are summarized below as of December 31, 2021.

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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
32. Subsequent Events
On January 20, 2022 the Company announced that its Board of Directors has approved an increase in the Company’s existing share repurchase program. With this increase, the total amount now available for repurchase under the current plan is $50 million.
On February 15, 2022 the Board of Directors declared a quarterly cash dividend payable on its common stock of $0.12 per common share, payable on March 15, 2022, to stockholders of record on March 1, 2022.
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

COWEN INC.

		By:	/s/ JEFFREY M. SOLOMON
		Name:	Jeffrey M. Solomon
Date:	March 1, 2022	Title:	Chair and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY M. SOLOMON	Chair and Chief Executive Officer (Principal Executive Officer)
Jeffrey M. Solomon		March 1, 2022

/s/ STEPHEN A. LASOTA	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Stephen A. Lasota		March 1, 2022

/s/ BRETT H. BARTH
Brett H. Barth	Director	March 1, 2022

/s/ KATHERINE E. DIETZE
Katherine E. Dietze	Director	March 1, 2022

/s/ GREGG A. GONSALVES
Gregg A. Gonsalves	Director	March 1, 2022

/s/ LORENCE KIM
Lorence Kim	Director	March 1, 2022

/s/ STEVEN KOTLER
Steven Kotler	Director	March 1, 2022

/s/ LAWRENCE E. LEIBOWITZ
Lawrence E. Leibowitz	Director	March 1, 2022

/s/ MARGARET L. POSTER
Margaret L. Poster	Director	March 1, 2022

/s/ DOUGLAS A. REDIKER
Douglas A. Rediker	Director	March 1, 2022