Form 10-K/A
period 2021-12-31
COWEN INC.
filed 2022-05-02
CIK 1466538

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

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

The aggregate market value of Class A common stock held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the Class A common stock on the NASDAQ Global Market on that date was $1,142,196,218.

As of April 29, 2022 there were 27,494,230 shares of the registrant’s Class A common stock outstanding.

Auditor Firm: KPMG LLP	Auditor Location: New York	Audit Firm ID: 185

Explanatory Note

Cowen Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”) to provide additional information required by Part III, because the definitive proxy statement for our 2022 Annual Meeting of Stockholders will not be filed within 120 days after the end of our 2021 fiscal year. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosure contained in Part I or Part II. Part IV is being amended solely to add new certifications in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements have been included in this Amendment No. 1 on Form 10-K/A and this Amendment No. 1 on Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS OF THE COMPANY

The number of directors currently serving on our Board of Directors is nine. The members of our Board of Directors are elected to serve a one-year term.

Set forth below is biographical information for each of the members of our Board of Directors. All ages are as of April 29, 2022.

Jeffrey M. Solomon.   Age 56. Mr. Solomon is Chair and Chief Executive Officer of the Company and Chief Executive Officer of Cowen and Company, LLC, or Cowen and Company, and was appointed a director of the Company in December 2011. Previously, Mr. Solomon served as President of the Company, after serving in the roles of Chief Operating Officer and Head of Investment Banking. Mr. Solomon serves as a member of the Management Committee of Cowen. Mr. Solomon joined Cowen Investment Management (formerly Ramius) when it was founded in 1994 and was the co-portfolio manager responsible for the development, management and oversight of the multi-strategy investment portfolio. Currently, Mr. Solomon is Vice Chair and an inaugural member of the Securities and Exchange Commission’s Small Business Capital Formation Advisory Committee which provides advice and recommendations on the Securities and Exchange Commission’s rules, regulations and policy matters related to small businesses, including smaller public companies. Mr. Solomon serves on the Board of Directors of the American Securities Association and serves on the Executive Committee of the Partnership for NYC. Mr. Solomon is on the Board of Directors of the UJA-Federation of New York and is the Co-Chair of the King David Society. Mr. Solomon is also on the Board of Directors of the Foundation for Jewish Camp. Previously, Mr. Solomon was a member of the Committee on Capital Markets Regulation, an independent and nonpartisan 501(c)(3) research organization dedicated to improving the regulation of U.S. capital markets. Mr. Solomon graduated from the University of Pennsylvania in 1988 with a B.A. in Economics. Mr. Solomon provides the board with institutional knowledge of all aspects of the Company’s businesses and, as Chief Executive Officer, he is able to provide in-depth knowledge of the Company’s business and affairs, management’s perspective on those matters and an avenue of communication between the Board and senior management.

Brett H. Barth.   Age 50. Mr. Barth was elected to our Board on June 26, 2018. Mr. Barth co-founded BBR Partners in 2000 and is a Co-CEO, co-managing the firm and overseeing all investment and client activity. He has extensive experience vetting investment opportunities across the asset class spectrum and through a range of market environments, working with both traditional and alternative investment managers. Mr. Barth is also a member of BBR’s Executive Committee and Investment Committee. Prior to founding BBR, Mr. Barth was in the Equities Division of Goldman Sachs. Previously, he served in Goldman’s Equity Capital Markets groups in New York and Hong Kong. He began his career in Goldman Sachs’ Corporate Finance Department. Mr. Barth is an independent director of Golden Arrow Acquisition Corp (“GAMC”) and serves on GAMC’s Audit Committee. Mr. Barth is a trustee of the University of Pennsylvania as well as a member of the Board of Overseers of the Graduate School of Education. He previously served as both the Chair of the Penn Fund, the University of Pennsylvania’s undergraduate annual giving program, and as the Inaugural Chair of the Undergraduate Financial Aid Leadership Council. He is a member of the board and executive committee of the UJA-Federation of New York, he co-chairs the Annual Campaign and he serves on the endowment’s Investment Committee. Mr. Barth was awarded the Alan C. Greenberg Young Leadership Award by UJA-Federation of New York, Wall Street & Financial Services Division. In addition, Mr. Barth is a member of the Investment Advisory Counsel for Waycrosse, Inc., a premier multi-generational, single-family office based in Minneapolis, MN. Mr. Barth graduated summa cum laude with concentrations in Finance and Accounting from the Wharton School of the University of Pennsylvania. Mr. Barth provides the Board with extensive investment and wealth management expertise.

Katherine E. Dietze.   Age 64. Ms. Dietze was appointed to our Board in June 2011 upon the completion of Cowen’s acquisition of LaBranche & Co., Inc., or LaBranche. Ms. Dietze was a member of LaBranche’s board of directors since January 2007. Ms. Dietze served as the Audit Committee Chair at LaBranche. Ms. Dietze spent over 20 years in the financial services industry prior to her retirement in 2005. From 2003 to 2005, Ms. Dietze was Global Chief Operating Officer for the Investment Banking Division of Credit Suisse First Boston. From 1996 to 2003, she was a Managing Director in Credit Suisse First Boston’s Telecommunications Group. Prior to that, Ms. Dietze was a Managing Director and Co-Head of the Telecommunications Group in Salomon Brothers Inc’s Investment Banking Division. Ms. Dietze began her career at Merrill Lynch Money Markets after which she moved to Salomon Brothers Inc. to work on money market products and later became a member of the Investment Banking Division. Ms. Dietze is a director, a member of the Governance Committee and Chair of the Finance Committee of Matthews International Corporation (MATW), a designer, manufacturer and marketer of memorialization products and brand solutions. Ms. Dietze was a member of the Board of Trustees for Liberty Property Trust, which was purchased by Prologis. Ms. Dietze holds a B.A. from Brown University and an M.B.A. from Columbia Graduate School of Business. Ms. Dietze provides the Board with extensive experience in Investment Banking management and corporate governance expertise as a public company director.

Gregg A. Gonsalves.   Age 54. Mr. Gonsalves was appointed to our Board in April 2020. Mr. Gonsalves has been an advisory partner with Integrated Capital LLC, a leading, hotel-focused, private real estate advisory and investment firm since 2013. Prior to joining Integrated Capital, Mr. Gonsalves was a managing director at Goldman Sachs and was the partner responsible for the Real Estate Mergers & Acquisition business. In his 20-year career at Goldman Sachs, Mr. Gonsalves completed over 50 M&A transactions worth approximately $100 billion in deal value, working with a variety of companies in a wide range of industries. Mr. Gonsalves serves as Chairman of the Board of Directors of Cedar Realty Trust, a publicly-traded retail REIT, and is on the Board of RREEF America REIT II, a private, open-end core real estate fund, and on the Board of POP Tracker LLC, a private company focused on providing proof of performance to the out-of-home advertising industry. He began his career as a sales engineer at Mobil Oil Corporation from 1989 to 1991. Mr. Gonsalves received a B.S. from Columbia University and received an M.B.A. from Harvard Business School. Mr. Gonsalves is presently Chairman of the Board of Directors of the Jackie Robinson Foundation, where he has served as a Board member for approximately the past ten years. Mr. Gonsalves provides the Board with extensive investment banking and real estate investment experience.

Lorence H. Kim M.D..  Age 48.  Dr. Kim was appointed to our Board on February 15, 2022.  Dr. Kim is currently a Venture Partner at Third Rock Ventures. Until June 2020, he served as Chief Financial Officer of Moderna, leading efforts to raise $4.4 billion of capital to build the company’s mRNA platform and a pipeline of novel medicines. At the time of his departure, Moderna had raised the three largest private financings and the largest IPO in biotech history. Dr. Kim joined Moderna after spending 14 years at Goldman Sachs, most recently as a Managing Director and co-head of the U.S. biotechnology investment banking effort. Dr. Kim currently serves as a member of the Boards of Directors of Flare Therapeutics, a biotechnology company targeting transcription factors to discover precision medicines for cancer and other diseases, and Abata Therapeutics, a company focused on translating the biology of regulatory T cells (Tregs) into transformational medicines for patients living with severe autoimmune and inflammatory diseases, and on the Board of Governors of the American Red Cross. He previously served on the Board of Seres Therapeutics.  Dr. Kim graduated magna cum laude from Harvard University with a bachelor’s degree in biochemical sciences. He earned an M.B.A. in healthcare management as a Palmer Scholar from the Wharton School of the University of Pennsylvania and an M.D. from the University of Pennsylvania School of Medicine. Dr. Kim provides the Board with expertise and insight into matters such as investment banking, biotechnology corporate finance, oversight and strategy.

Steven Kotler.   Age 75. Mr. Kotler was elected to our Board on June 7, 2010. Mr. Kotler currently serves as Vice Chairman of the private equity firm Gilbert Global Equity Partners, which he joined in 2000. Prior to joining Gilbert Global, Mr. Kotler, for 25 years, was with the investment banking firm of Schroder & Co. and its predecessor firm, Wertheim & Co., where he served in various executive capacities including President & Chief Executive Officer, and Group Managing Director and Global Head of Investment and Merchant Banking. Mr. Kotler is a director of CPM Holdings, an international agricultural process equipment company; and Co-Chairman of Birch Grove Capital, an asset management firm. Mr. Kotler is a member of the Council on Foreign Relations; and, from 1999 to 2002, was Council President of The Woodrow Wilson International Center for Scholars. Mr. Kotler has previously served as a Governor of the American Stock Exchange, The New York City Partnership and Chamber of Commerce’s Infrastructure and Housing Task Force, The Board of Trustees of Columbia Preparatory School; and, the Board of Overseers of the California Institute of the Arts. Mr. Kotler also previously served as a director of Cowen Holdings from September 2006 until June 2007. Mr. Kotler provides the Board with extensive experience in leading an international financial institution and expertise in private equity.

Lawrence E. Leibowitz.  Age 62. Mr. Leibowitz was elected to our Board on June 26, 2018.  Mr. Leibowitz is a finance and technology entrepreneur who specializes in business transformation and capital markets.  Mr. Leibowitz serves as Vice Chairman of XCHG Xpansiv, an intelligent commodities exchange focusing on renewable energy products.  Mr. Leibowitz also serves on the board of various other private companies in the data management and digital law businesses.  Most recently, Mr. Leibowitz served as Chief Operating Officer, Head of Global Equities Markets and as a Member of the board of directors of NYSE Euronext, holding such positions from 2007 to 2013. Prior to that, Mr. Leibowitz served as Chief Operating Officer of Americas Equities at UBS, Co-head of Schwab Soundview Capital Markets, and CEO of Redibook. Mr. Leibowitz was formerly a founding partner at Bunker Capital, and Managing Director and Head of Quantitative Trading and Equities technology at CS First Boston.  Mr. Leibowitz provides the Board with extensive capital markets knowledge, including trading microstructure, regulation, asset management and quantitative methods.

Margaret L. Poster.   Age 70. Ms. Poster was appointed to our Board in April 2019. Ms. Poster served as Chief Operating Officer and Managing Director of Willkie Farr & Gallagher LLP from 1991 through 2018. Ms. Poster is an Executive Managing Director at Cushman & Wakefield, serving in an advisory capacity in the legal sector. Ms. Poster formerly served as President of Workbench, Inc., Chief Financial Officer of Barnes & Noble Bookstores Inc. and Chief Financial Officer of the Jewelry & Sporting Good Division at W.R. Grace & Co. Ms. Poster began her career as an auditor at PricewaterhouseCoopers LLP. Ms. Poster was a Director of Generation Citizen, where she was the Chair of the Finance Committee and Audit Committee, and was a trustee of Blythedale Children’s Hospital from 1992 until 2011. Ms. Poster is a certified public accountant and received a Masters of Business Administration from Harvard Business School. Ms. Poster provides the Board with comprehensive operating and public accounting experience.

Douglas A. Rediker.   Age 62. Mr. Rediker was appointed to our Board in April 2015. Mr. Rediker is the Executive Chairman of International Capital Strategies, LLC, a policy and markets advisory boutique based in Washington, D.C. Until 2012, he was a member of the Executive Board of the International Monetary Fund representing the United States. He has held senior and visiting fellowships at Brookings, the Peterson Institute for International Economics and at the New America Foundation. He has written extensively and testified before Congress on the subject of state capitalism, global finance, Sovereign Wealth Funds and other issues surrounding the relationship between international economic policy, financial markets, global capital flows and foreign policy. Mr. Rediker previously served as a senior investment banker and private equity investor for a number of investment banks, including Salomon Brothers, Merrill Lynch and Lehman Brothers. Mr. Rediker began his career as an attorney with Skadden Arps in New York and Washington, D.C. Mr. Rediker’s experience on global macro issues provides the Board with expertise relating to capital markets, the economy and global governance.

EXECUTIVE OFFICERS OF THE COMPANY

Biographies of the current executive officers of the Company are set forth below, excluding Mr. Solomon’s biography, which is included under “Directors of the Company” above. Each executive officer serves at the discretion of the Board.

John Holmes.   Age 58. Mr. Holmes serves as Chief Operating Officer and serves as a member of the Management Committee of Cowen. Mr. Holmes previously served as the Company’s Chief Administrative Officer and was appointed an executive officer in May 2013. Mr. Holmes was the Head of Technology and Operations at Cowen following the merger between Cowen and Company and Cowen Investment Management (formerly Ramius). Mr. Holmes joined Cowen Investment Management in June 2006 as Global Head of Operations. Prior to joining Cowen Investment Management, Mr. Holmes was Global Head of the Equity Product Team at Bank of America Securities. Mr. Holmes has also held senior operations management positions at Deutsche Bank, Credit Lyonnais and Kidder Peabody. His experience includes treasury, foreign exchange, equity, fixed income & derivative operations. Mr. Holmes is NASD licensed as a General Securities Representative, General Securities Principal and a Financial & Operations Principal.

Stephen A. Lasota.   Age 59. Mr. Lasota serves as Chief Financial Officer of Cowen and serves as a member of the Management Committee of Cowen. Mr. Lasota was appointed Chief Financial Officer in November 2009. Prior to the consummation of the business combination of Cowen Holdings and Cowen Investment Management (formerly Ramius) in November 2009, Mr. Lasota was the Chief Financial Officer of Cowen Investment Management and a Managing Director of the company. Mr. Lasota began working at Cowen Investment Management in November 2004 as the Director of Tax and was appointed Chief Financial Officer in May 2007. Prior to joining Cowen Investment Management, Mr. Lasota was a Senior Manager at PricewaterhouseCoopers LLP.

Owen S. Littman.   Age 49. Mr. Littman serves as General Counsel and Secretary of Cowen and serves as a member of the Management Committee of Cowen. Mr. Littman was appointed General Counsel and Secretary in July 2010. Following the consummation of the business combination of Cowen Holdings and Cowen Investment Management (formerly Ramius) in November 2009, Mr. Littman was appointed Deputy General Counsel, Assistant Secretary and Managing Director of Cowen and General Counsel and Secretary of Cowen Investment Management. Mr. Littman began working at Cowen Investment Management in October 2005 as its senior transactional attorney and was appointed General Counsel in February 2009. Prior to joining Cowen Investment Management, Mr. Littman was an associate in the Business and Finance Department of Morgan, Lewis & Bockius LLP.

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

Item 11: Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

In addition to performing the roles and responsibilities described under “Committees of the Board — Compensation Committee” above, our Compensation Committee, which is composed entirely of independent directors, determined the 2021 compensation of our named executive officers:

•	Jeffrey M. Solomon, Chief Executive Officer;

•	Stephen A. Lasota, Chief Financial Officer;

•	John Holmes, Chief Operating Officer; and

•	Owen S. Littman, General Counsel and Secretary.

The above named executive officers represented all of our executive officers as of December 31, 2021.

To assist stockholders in finding important information within this Compensation Discussion and Analysis, we call your attention to the following sections:

Advisory Vote on Executive Compensation and Stockholder Engagement	7
2021 Performance Overview	8
Key Features of Our Compensation Program	9
Compensation Philosophy and Objectives	9
Compensation Determinations for 2021	12
Compensation Program and Payments	15

Setting Compensation	19
Relationship of Compensation Policies and Practices to Risk Management	20
Clawback Policy	20
Executive Officer Stock Ownership Guidelines	21
Anti-Hedging Policy	21
Tax and Accounting Impact and Policy	21

Advisory Vote on Executive Compensation and Stockholder Engagement

2021 Stockholder Outreach

The Company received stockholder approval for both the Advisory Say on Pay vote and the increase in the shares available for issuance under the Amended 2020 Equity Plan vote in 2021. Voting results improved slightly from 2020, with shareholder support at 62.5% for the Advisory Say on Pay and 62.3% for the Amended 2020 Equity Plan, respectively. In light of these results, we undertook a robust outreach campaign to solicit stockholder feedback on our compensation policies and our equity plans beginning in the fall of 2021. We contacted our top 25 stockholders, who hold an estimated 70% of our outstanding Class A common stock, which represents in excess of 80% of our outside stockholder base.

We received requests for engagement from 6 of the 25 stockholders, representing approximately 20% of our outside stockholder base.

Our outreach team, comprised of our Lead Independent Director, who is also the Chair of our Compensation Committee, our Chief Financial Officer, our General Counsel, and our Head of Investor Relations, held virtual meetings with all of the stockholders who requested engagement.

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

What We Heard from Stockholders	Action Taken by Company Management and the Compensation Committee
Stockholders recommended that the Company provide additional disclosure regarding the pay determination process.	We have continued to enhance the description in the “Compensation and Philosophy and Objectives” section below to provide a more robust and detailed discussion related to the Compensation Committee’s determinations related to firmwide compensation as well as the compensation of our named executive officers.
Stockholders recommended that the Company use after-tax Return on Common Equity, or ROCE, as an appropriate criterion for performance-based compensation as well as some form of total shareholder return, or TSR, as an additional measure used in the determination of performance-based equity compensation.	The Company added a TSR modifier as a component of Performance Shares awarded in respect of 2020 and in respect of 2021 increased the effect the TSR modifier can have on the Performance Shares. In addition, the Company changed to after-tax ROCE for Performance Shares awarded in connection with 2021 compensation.
Stockholders recommended that the Company consider strengthening the performance goals underlying the Performance Shares given the strong operating performance of the Company in 2020 and 2021.	In addition to changing to after-tax ROCE, the Company increased the performance goals underlying the Performance Shares which will require continued strong operating performance by the Company to achieve the target value contemplated by the Performance Shares.

2021 Performance Overview

The following 2021 financial performance highlights were considered by our Compensation Committee when determining named executive officer compensation for 2021. Economic Income is shown on a pre-tax basis in order to illustrate the factors considered by the Compensation Committee in its 2021 compensation determinations.

•	Record 2021 investment banking Economic Proceeds of $1,025.7 million were up 41% due to higher capital markets advisory and M&A revenues.

•	2021 brokerage Economic Proceeds increased 12%, due to an increase in cash trading, non-U.S. execution, securities finance, prime services and cross-asset trading.

•	2021 management fees of $80.5 million increased 36%, driven primarily by higher assets under management in the sustainability, activist and healthcare strategies.

•	Incentive income declined 61% to $33.4 million in 2021. This decrease was primarily related to a decrease in performance fees in our healthcare investments strategy.

•	2021 compensation and benefits costs were $1,050.6 million compared to $864.5 million in 2020. The increase was due to higher 2021 revenues. The economic compensation-to-proceeds ratio was 55.6%, which is unchanged from the prior year period.

•	The Company’s headcount increased from 1,364 in 2020 to 1,534 in 2021.

•	As of December 31, 2021, the Company had assets under management of $15.8 billion, an increase of $3.3 billion from December 31, 2020.

•	As of December 31, 2021, the Company had book value of $36.57 per common share, up from book value of $32.34 per common share as of December 31, 2020.

•	During 2021, the Company repurchased 4,371,291 shares of its Class A common stock for $159.8 million, or an average price of $36.56 per share under the Company’s existing share repurchase program. In addition, the Company acquired approximately $40.4 million of shares of its Class A common stock as a result of net share settlements relating to the vesting of equity awards or 1,055,620 shares at an average price of $38.26 per share.

•	The Company established a quarterly dividend payment on its Class A common stock in February of 2020 with a dividend payment of $0.04 per share. The Company increased the quarterly dividend payment to $0.08 per share in October 2020 and to $0.12 per share in February 2022.

Please refer to the Company’s Segment Reporting Note in its financial statements included on pages F-69 to F-70 of its Form 10-K for the year ended December 31, 2021, as filed with the SEC, for reconciliations of the non-GAAP financial measures above to their most directly comparable GAAP measures.

Key Features of Our Executive Compensation Program

What We Do

•	We pay for performance through a careful quarterly and year-end review of the Company’s financial results, stockholder return and individual performance.

•	We consider peer groups in establishing compensation.

•	The Compensation Committee considers firm-wide initiatives related to the Company’s culture, including those related to diversity and inclusion, in its compensation determinations.

•	We granted performance share awards, or PSAs, to named executive officers in March 2022. The PSAs are earned based on forward-looking performance metrics that consider long-term performance from 2022 through 2024. The PSAs we awarded include after-tax ROCE as a performance measurement in response to shareholder feedback. We had previously calculated ROCE on a pre-tax basis. We also increased the performance goals underlying the PSAs which will require continued strong operating performance by the Company to achieve the target value contemplated by the PSAs. Additionally, we introduced a TSR modifier to the PSAs awarded in February 2021 in response to the stockholder feedback received in 2020 and increased the effect of the TSR modifier in the PSAs awarded in 2022.

•	We have stock ownership guidelines for our directors and executive officers.

•	We have double-trigger equity vesting in the event of a change in control.

•	We require our named executive officers to comply with reasonable restrictive covenants.

•	We subject our deferred bonus awards to named executive officers to a clawback policy.

•	We seek to maintain a conservative compensation risk profile.

•	The Compensation Committee retains an independent compensation consultant.

•	We have an anti-hedging policy, and, during 2021, all executive officers were in compliance with this policy.

What We Don’t Do

•	We do not pay dividend equivalents on unvested RSUs or PSAs.

•	We do not pay tax gross-ups on our limited perquisites.

•	We do not provide “single-trigger” equity vesting in the event of a change in control.

•	We do not provide golden parachute excise tax gross-ups.

•	We do not provide minimum guaranteed bonuses to our named executive officers.

Compensation Philosophy and Objectives

We are focused on building long-term value for the Company. Our named executive officers, who collectively own approximately 4.6% of our outstanding shares of Class A common stock, are financially, strategically and philosophically aligned with our stockholders. Our intention is to base the compensation of our named executive officers on the performance of the Company, with total compensation of our named executive officers increasing or decreasing along with the performance of the Company.

To this end, when Mr. Solomon became our Chief Executive Officer at the beginning of 2018, he emphasized the objective of the Company generating a mid-teens pre-tax Return on Common Equity, or ROCE, by the end of 2020. The Company not only achieved, but far exceeded this goal for the year ended December 31, 2020. Mr. Solomon has since stated that the objective of the Company is to generate a mid-teens after-tax ROCE on a consistent basis. Our plan is to compensate our named executive officers in a manner that will incent them to meet or exceed after-tax ROCE in the mid-teens on a consistent basis, which we believe will create long-term value for our stockholders.

Accordingly, as we think about compensation for our named executive officers, our approach aims to treat our named executive officers fairly when taking into account the Company’s performance while also ensuring their retention given other opportunities that might be available to them.

The chart below illustrates the factors considered by the Compensation Committee in its compensation determinations

Specifically, our compensation programs, including compensation of our named executive officers, are designed to achieve the following objectives:

•	Pay for Performance. A significant portion of the total compensation paid to each named executive officer is variable and is directly tied to the Company’s Economic Operating Income. The amount of compensation available to be paid to our named executive officers is determined based on: (i) the management committee compensation pool based on the Company’s performance as described in more detail below; (ii) the performance of the Company on an absolute basis and through a comparison of our results to competitor firms; (iii) an evaluation of each named executive officer’s contribution to the Company, including contributions related to the revenue and profitability of the Company as well as leadership in alignment with our core values of Vision, Empathy, Sustainability and Tenacious Teamwork; and (iv) specific performance against individual qualitative goals.

•	Align Named Executive Officers’ Interests with Stockholders’ Interests. Our Compensation Committee reviews each named executive officer’s performance as well as the Company’s financial results in the context of the market environment when determining year-end, performance-related compensation allotted from the management committee compensation pool. In addition, our Compensation Committee evaluated the Company’s performance compared to the performance of its peers and also considered an analysis of competitive compensation levels of named executive officers at the Company’s peer firms that was conducted by Pay Governance LLC, the independent compensation consultant to the Compensation Committee. Our Compensation Committee believes year-end, performance-related compensation should be delivered in a combination of short-term and long-term instruments. We believe that deferred cash, equity and equity-related instruments align the interests of our named executive officers with those of our stockholders, help retain key talent, and ensure that our named executive officers are focused on the long-term performance of the Company. In connection with fiscal 2021 bonus payments, each of our named executive officers received a portion of their bonus in cash, deferred cash, RSUs and PSAs. In addition, in March 2022, our named executive officers received profit sharing awards related to the Cowen Digital business as described below (the “CDIG Awards”). Awards granted in connection with the CDIG Awards are subject to a vesting period and will not be realized until certain performance levels are attained in the Cowen Digital business. The Compensation Committee believes that the payment of a significant portion of an employee’s compensation in the form of performance-based awards properly aligns the employee’s interests with those of the Company’s stockholders and effectively mitigates any risks associated with the Company’s compensation practices.

•	Recruiting and Retention. We operate in an intensely competitive industry, and we believe that our success is closely related to our recruiting and retention of highly talented employees and a strong management team. We try to keep our compensation program generally competitive with industry practices so that we can continue to recruit and retain talented executive officers and employees.

2021 Compensation Determinations

As noted above, compensation for our named executive officers comes from our management committee compensation pool. The following is a summary of the process for determining the 2021 management committee compensation pool:

Actions Taken at the Beginning of 2021

•	In consultation with the Compensation Committee, at the beginning of 2021, the Company established a targeted Economic Income compensation-to-revenue ratio for the year of between 56% and 57%.

•	The Company has set a goal of achieving mid-teens after-tax ROCE on a consistent basis and this objective was reviewed with the Compensation Committee at the beginning of 2021. ROCE is calculated by taking the sum of the Company’s Adjusted Economic Operating Income divided by the average Common Equity of the Company during the fiscal year (with the average Common Equity for the fiscal year calculated by adding the Common Equity at the beginning of the fiscal year and the Common Equity at the end of the fiscal year and dividing by two).

•	Also at the beginning of the year, we established compensation guidelines, which established the percentage of revenue that the Company plans to allocate to compensation, for revenues generated by each of the Company’s businesses. Each of the Company’s revenue generating businesses has a different compensation guideline. For example, the percentage of revenue we pay as compensation for capital markets-related revenue is different from the percentage of revenue we pay as compensation for mergers and acquisitions advisory-related revenue and is also different from the percentage of revenue we pay as compensation for markets-related revenue. Because we do not know at the beginning of the year the mix of revenue we will have across product lines, we are unable to predict the actual amount of compensation that we are likely to pay at the end of the year with respect to each of our revenue generating businesses.

•	With respect to areas of the firm that do not generate revenue, such as research and business operations, the Company set a targeted budget for compensation in these areas based on expected revenues for the year.

•	The Management Committee Pool, which includes the Company’s named executive officers, is determined after the revenue-generating compensation pools are finalized, as described in more detail below.

Actions Taken During the Course of 2021

•	During the year, the Compensation Committee met on a quarterly basis to review, among other things, the Company’s performance relative to the targeted Economic Income compensation-to-revenue ratio for the year.

•	During the year, management provides the Compensation Committee with information about the relative amounts of revenue being generated by our different business lines as that affects the amount of compensation the Company accrues for compensation under the pre-established guidelines described above. The Compensation Committee then compares the amounts being accrued with respect to the revenue generating businesses to the amounts accrued based on the Company’s overall compensation to revenue ratio.

•	Quarterly meetings with the Compensation Committee also provided an opportunity to discuss any changing dynamics in the markets that may affect positively or negatively the Company’s expected revenues and related compensation accruals.

Actions Taken at the End of 2021 to Determine Compensation

•	At the end of 2021, compensation pools for investment banking, markets and investment management were finalized based on the revenue guidelines established at the beginning of the year, with some modifications made based on the Company’s overall strong performance for the year in each of these areas. The total amount of compensation accrued with respect to the Company’s revenue generating business lines was based on the mix of revenue generated by each of its different business lines.

•	The compensation pool for research was finalized by making adjustments to the budget established at the beginning of the year to account for higher revenues than were expected at the beginning of the year. The compensation pool for business operations was also increased from its budgeted amount to account for the Company’s overall strong performance.

•	The combination of the compensation guidelines established at the beginning of the year for our revenue generating businesses, the budgets established at the beginning of the year for our non-revenue generating employees and the overall compensation to revenue ratio target established at the beginning of the year meant that there was a relatively limited amount of potential compensation that could be allocated to the management committee pool, which includes the CEO and the other executive officers of the Company, in order to stay within the Company wide targeted compensation to revenue ratio of 56%-57%.

•	Once the compensation pools were finalized, the Compensation Committee considered the amount of compensation to be included in the pool for the members of the Company’s management committee, which includes the Company’s named executive officers. This pool was determined with reference to (i) the Economic Income compensation-to-revenue ratio and (ii) the overall Economic Operating Income to Stockholders.

–	The Compensation Committee approved an Economic Income compensation-to-revenue ratio for 2021 of 55.6%, which was below the range established by the Compensation Committee at the beginning of 2021.

–	Management and the Compensation Committee believe that the compensation pool for members of the Company’s management committee, which includes the Company’s named executive officers, should be directly tied to the Company’s operating performance. Accordingly, the Compensation Committee has determined guidelines that the management committee’s participation in the Company’s Economic Operating Income should be a percentage of the total amount of Economic Operating Income, with the management committee’s incremental participation decreasing as Economic Operating Income increases. There is a limit on how much compensation can be paid to the management committee, which includes the CEO and other named executive officers, given the compensation allocated to the Company’s revenue generating businesses under the pre-established guidelines, the compensation allocated to research and business operations based on the budget established at the beginning of the year and the fact that the amount of compensation allocated to the management committee pool decreases as revenue increases.

•	The Company’s pre-tax ROCE for the 2021 fiscal year was approximately 34.6%, well in excess of the mid-teens ROCE that the Company targeted at the beginning of the year.

•	As discussed further below, final compensation decisions for the Company’s named executive officers are made at the discretion of the Compensation Committee out of the available management committee compensation pool. We believe this approach to compensation is consistent with common market practice in the financial services sector, but as noted above, the pool from which compensation is determined is tied directly to the Company’s operating performance for the year. Further, although the size of incentive compensation awards is based on current fiscal year results, a portion of it is delivered in the form of equity awards that vest over time to encourage retention and further link executive pay with longer-term stock performance. In addition, a portion of incentive compensation is also delivered in the form of performance-based awards whose future value is uncertain, ultimately depending on the performance of the Company, and, in the case of the CDIG Awards, on the performance of the Cowen Digital business, over the relevant measurement period.

After the Compensation Committee determined the management compensation pool for 2021 as described above, the Compensation Committee then considered:

•	the named executive officers’ collective and individual contributions to the Company’s strategic initiatives and leadership in 2021;

•	historical compensation information for each named executive officer;

•	the Company’s desire to retain and incentivize its named executive officers;

•	the recommendations of Mr. Solomon, our Chief Executive Officer, regarding total compensation of our named executive officers (other than himself);

•	the financial performance of the Company during 2021 compared to comparable public companies and other companies in the securities industry;

•	a review of public filings and other market data regarding total compensation paid by certain peer investment banks and asset management companies; and

•	base salary, cash bonus, equity awards and all other compensation paid by the compensation peer group.

The Compensation Committee considered the following collective and individual factors in the determinations made for each named executive officer in 2021:

Benefits of the Long-term Partnership Among the Named Executive Officers. One of the key factors to the Company’s resilience during the Covid-19 pandemic and the positioning of the Company for success over the long term has been the more than 15-year partnership among the Company’s named executive officers. Messrs. Solomon, Holmes, Lasota and Littman have been instrumental in the transformation of the Company’s business. They have worked collaboratively on the recruitment and retention of key employees and managers across the platform and oversaw the acquisition and integration of 13 businesses. In 2021, the Company demonstrated its core earnings power and the growing breadth and depth of its capabilities across the platform. This performance is the result of years of strategic investments and careful planning, which has enabled the Company to deliver consistent profitability at a much higher level.

The Compensation Committee recognizes the importance of having and retaining an experienced management team like the one the Company has and, in 2021, this took on even more significance with the ongoing challenges presented by the Covid-19 pandemic.

•	Revenue Generation and Drivers of Profitability. As noted below, each of our named executive officers plays an important role in revenue generation and driving profitability While this may not always be the case with a company’s named executive officers, it is the case with ours. Our named executive officers are not compensated directly based on the revenue they generate or, with respect to Messrs. Holmes, Lasota and Littman, the profitability directly attributable to their teams in business operations, but the Compensation Committee does take this into account when determining compensation for the named executive officers. The Compensation Committee also considered the following individual factors in the determinations made for each named executive officer in 2021:

–	Jeffrey Solomon. Mr. Solomon’s compensation reflected his significant contributions regarding the Company’s record revenue and profitability. Mr. Solomon also played an important role in the acquisition of Portico Capital Advisors (“Portico”), further increasing M&A revenues and increasing capabilities in sectors with an attractive long-term outlook (verticalized software, data and analytics) and complementary to the Company’s technology-enabled services franchise. Mr. Solomon’s compensation also reflected his efforts to recruit and retain talent as well as the further enhancements to the Company’s culture and diversity and inclusion initiatives. Mr. Solomon helped to bring numerous clients into the Company by providing investment banking advice. Mr. Solomon also worked closely with clients in the Company’s markets division, research division and investment management division. Mr. Solomon also played a key role in the development of Cowen Digital, the business created to offer the Company’s institutional clients execution services relating to the trading of digital assets. Mr. Solomon also spent a significant amount of time discussing capital formation and other regulatory matters of interest to the Company through his regular interactions with both the SEC and lawmakers.

–	John Holmes. Mr. Holmes’s compensation reflected his role in the continued enhancement and development of trading capabilities by growing existing infrastructure and implementing new products, including those related to Cowen Digital. Under Mr. Holmes’s leadership, the Company recognized cost savings and process efficiencies by leveraging new and existing technologies. The Compensation Committee also recognized Mr. Holmes’s significant contributions related to the Company’s strategic response to Covid-19 and return to office, creating an approach that provides flexibility as the Company moves towards a hybrid work environment and prioritizes the health and safety of its employees.

–	Stephen Lasota. Mr. Lasota’s compensation reflected significant contributions related to the continued enhancement of the Company’s financial reporting, despite the challenges of employees working remotely due to the Covid-19 pandemic. Mr. Lasota played a leading role in changing the Company’s capital structure and accounting policy to simultaneously optimize for profitability and liquidity. Mr. Lasota also played a significant role in the Company’s revenue-generating captive reinsurance business.

–	Owen Littman. Mr. Littman’s compensation reflected significant contributions related to his efforts to develop, implement and improve comprehensive legal and compliance programs, including with respect to Cowen Digital so that the Company can provide execution services with respect to digital assets. Mr. Littman played a significant role in the merger and integration of Cowen Prime Services and Cowen and Company which resulted in a significant increase in the Company’s net capital. Mr. Littman also played a significant role in the Company’s revenue-generating captive reinsurance business. Mr. Littman played a leading role in the Portico acquisition. Mr. Littman also oversaw the Legal and Compliance strategic hiring process to support the Company’s growing business lines in the international markets. Mr. Littman also spent a significant amount of time discussing capital formation and other regulatory matters of interest to the Company through his regular interactions with both the SEC and lawmakers.

At meetings held on December 14, 2021, December 22, 2021, January 6, 2022, January 13, 2022 and February 25, 2022 and numerous executive sessions following these meetings, the Compensation Committee considered and discussed management’s compensation recommendations for our named executive officers other than the Chief Executive Officer.

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

In 2021 Mr. Solomon received a base salary of $1,000,000 and each of Messrs. Lasota, Holmes and Littman received a base salary of $700,000. In April 2022, the Compensation Committee approved an increase in base salaries for Messrs. Lasota, Holmes and Littman to $725,000 each.

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

In 2021, Mr. Solomon received a cash bonus of $16,000,000, Mr. Lasota received a cash bonus of $4,613,000, Mr. Holmes received a cash bonus of $5,056,000 and Mr. Littman received a cash bonus of $4,613,000.

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

After determining the aggregate cash values of annual bonuses payable to each of our named executive officers in respect of fiscal 2021, the Compensation Committee considered the percentage of the annual bonus compensation that each of our named executive officers would receive in the form of deferred awards. Jeffrey Solomon, our Chief Executive Officer, developed a proposal for the allocation of annual bonus compensation among the cash and deferred compensation awarded to Messrs. Holmes, Lasota and Littman. The Compensation Committee discussed and ultimately approved the proposal and established an allocation of annual bonus compensation awarded to Mr. Solomon.

Deferred Cash Awards

Deferred cash awards relating to fiscal 2021 annual bonuses were awarded to our named executive officers in February 2021. Mr. Solomon received a deferred cash award of $4,000,000, Mr. Lasota received a deferred cash award of $343,500, Mr. Holmes received a deferred cash award of $372,125 and Mr. Littman received a deferred cash award of $343,500. The deferred cash awards will vest with respect to 12.5% on August 15, 2022, 12.5% on May 15, 2023, 25% on May 15, 2024, 25% on May 15, 2025 and 25% on May 15, 2026.

Restricted Stock Units (“RSUs”)

RSUs relating to fiscal 2021 annual bonuses were awarded to our named executive officers in February 2022. RSUs will vest with respect to 12.5% on September 1, 2022; 12.5% on June 1, 2023; 25% on June 1, 2024; 25% on June 1, 2025; and 25% on June 1, 2026. To eliminate the impact that a short-term significant price change in the market value of our Class A common stock may have on the number of RSUs that are intended to be delivered to an employee, the Compensation Committee approved valuing the RSU grants using the volume-weighted average price for the 30 trading days ended January 14, 2022, which was the day prior to the date that compensation was first communicated to the Company’s employees. The grant date value of the RSUs equaled $35.60 per share. In 2022, Mr. Solomon received an award of 112,360 RSUs, Mr. Lasota received an award of 9,649 RSUs, Mr. Holmes received an award of 10,453 RSUs and Mr. Littman received an award of 9,649 RSUs.

Performance-Based Compensation

This year, performance-based compensation, which was a key component of overall compensation awarded for 2021, consisted of two components, Performance Share Awards as well as profits interests awards relating to Cowen Digital Holdings LLC.

Performance Share Awards (“PSAs”)

In March 2022, the Company entered into a performance shares award agreement, or PSA Agreement, with each of our named executive officers. Under the terms of the PSA Agreement, each named executive officer was awarded PSAs, based on the attainment of certain performance metrics. Mr. Solomon received 99,986  PSAs, Mr. Lasota received 19,095 PSAs, Mr. Holmes received 21,201 PSAs and Mr. Littman received 19,095 PSAs. The Compensation Committee approved the allocation of PSAs awarded using the same value as the RSUs, or $35.60 per share. The PSAs awarded are subject to a three-year performance period and are scheduled to vest on December 31, 2024. At the end of the performance period, the PSAs will be multiplied by an applicable percentage (set forth below) based on the Company’s after-tax AROCE. The Company changed to the after-tax AROCE performance metric in 2022 in response to shareholder feedback. If the Company’s performance is below the specified threshold, no shares will be delivered to the named executive officers. The resulting number of attained RSUs will then be subject to a multiplier based on the Company’s total shareholder return, or TSR, relative to other companies in the S&P SmallCap 600 Financial Sector Index, or the Index. For the PSAs awarded in 2022, the TSR modifier was increased to 20% from the 10% modifier used for PSAs awarded in 2021.

After-tax AROCE will be calculated by (i) taking the sum of the Company’s Adjusted Economic Operating Income during each of the fiscal years during the Performance Period divided by the average Common Equity of the Company during each such fiscal year (with the average Common Equity for each fiscal year calculated by adding the Common Equity at the beginning of such fiscal year and the Common Equity at the end of such fiscal year and dividing by two) and (ii) dividing such sum by three.

At the end of the performance period, the PSAs will be multiplied by the percentages set forth below based on the Company’s after-tax AROCE with respect to such performance period:

After-tax AROCE Performance Scale

Performance Level*	3-Year After-Tax AROCE**	Payout Rate***
Below Threshold	Below 8%	0% Payout
Threshold	8%	50% Payout
Above Threshold / Below Target	10%	75% Payout
Target	12.5%	100% Payout
Above Target	15%	125% Payout
Above Target / Below Maximum	17.5%	150% Payout
Maximum (capped)	Greater than 20%	200% Payout

*	Payout for performance between the Threshold and the Maximum will be interpolated.

**	While the Company’s ROCE in 2021 was substantially above the Target rate, the Compensation Committee sets the AROCE Performance Scale based on the objective of achieving consistent after-tax mid-teen ROCE returns over the three year performance period covered by the PSAs. Accordingly, there may be outliers in performance, both positive and negative, during the three year performance period, but the PSAs are structured to reward the Company’s executive officers for meeting the after-tax mid-teen ROCE return over the long-term, which we believe leads to long-term shareholder value creation.

***	Payout in excess of 120% of target for the 2021 PSAs will be settled in cash.

In addition to ROCE being measured on an after-tax basis in the PSAs awarded in 2022 compared to being measured on a pre-tax basis for PSAs awarded in 2021, the Company also increased the performance metrics themselves as described below:

Changes to AROCE Performance Scale in 2022 vs. 2021

Performance Level	Pre-Tax 2021 3-Year AROCE	After-Tax 2022 3-Year AROCE	Payout Rate
Below Threshold	Below 8%	Below 8%	0% Payout
Threshold	8%	8%	50% Payout
Above Threshold / Below Target (Level Introduced in 2021)	--	10%	75% Payout
Target	10%	12.5%	100% Payout
Above Target	12%	15%	125% Payout
Above Target / Below Maximum (Level Introduced in 2021)	--	17.5%	150% Payout
Maximum (capped)	Greater than 15%	Greater than 20%	200% Payout

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

CDIG Profits Interest Awards

In March 2022, a new plan called the Cowen Digital Holdings 2022 Equity Unit Incentive Plan (the “Cowen Digital Plan”) was established to incentivize management and other personnel who make a substantial contribution to the success of Cowen Digital, the Company’s digital assets business, and to tie a portion of their compensation to the success of the digital assets business. The Cowen Digital Plan allows issuance of up to 2,000,000 non-voting units in Cowen Digital (“Class B units”). The remaining capital of Cowen Digital consists of 8,000,000 voting units in Cowen Digital (“Class A units”), which are currently all owned by the Company.

As of March 1, 2022, an aggregate of 1,487,500 Class B units have been issued to employees of the Company who are working on the Cowen Digital business, including a portion to each of the named executive officers. The Class B units are treated for tax purposes as profits interests. Each award of Class B units is subject to time-based and performance-based vesting conditions. For awards granted in March 2022, 50% of each award (the time-based portion) vests gradually over five years (subject to acceleration upon a sale or IPO of Cowen Digital) and the remaining 50% (the performance-based portion) will vest only if the recipient continues employment until a sale or IPO of Cowen Digital. Even if vested, Class B units will not be entitled to distributions unless and until a profit distribution hurdle has been met. For awards granted in March 2022, the hurdle is $100 million, which means that the Company must receive distributions from Cowen Digital of at least $100 million before the Class B units share in any distributions. After the hurdle is reached, Class B units share in distributions on a pro-rata basis with other units (Class A and Class B).

Mr. Solomon received 200,000 Class B units and Messrs. Lasota, Holmes and Littman each received 100,000 Class B units as a component of their 2021 long-term performance-based compensation. The fair value of time- based Class B units is determined based on the fair market value of Cowen Digital and consolidated subsidiaries. The fair market value of Cowen Digital and consolidated subsidiaries is calculated utilizing recent transactions, discounted cash flows, and market multiples. The Class B units are then valued using a standard Black Scholes options pricing model.  The primary input in determining the fair market value as of March 1, 2022 was recent/pending transactions in Cowen Digital’s underlying investments. Mr. Solomon’s Class B units were given a fair value of $440,000 and the Class B units awarded to each of Messrs. Lasota, Holmes and Littman were given a fair value of $220,000. Due to the uncertainty related to payouts under the Cowen Digital Plan, the Company will not recognize expense related to the performance-based portion of the Class B unit awards until there is a probability of payout. The time-based portion of the Class B unit awards are expensed over the five-year period of service required to vest.

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

Compensation Consultants

The Compensation Committee exercised its sole authority pursuant to its charter to directly engage Pay Governance LLC. Pay Governance LLC was retained by the Compensation Committee to provide advice, analysis, and assessment of alternatives related to the amount and form of executive compensation. Pay Governance LLC prepared certain Compensation Committee presentation materials (including the peer group data described below) during December 2021 and early 2022 at the request of the Compensation Committee. The Compensation Committee meets with Pay Governance LLC from time to time without management present.

The Compensation Committee engaged Johnson Associates in December 2021 to provide advice and analysis related to the Cowen Digital Plan and the profit interests awarded to certain employees, including our named executive officers.

The Compensation Committee has assessed the independence of Pay Governance LLC and Johnson Associates pursuant to SEC and NASDAQ rules and concluded that no conflict of interest exists that would prevent Pay Governance LLC from independently representing the Compensation Committee. The Compensation Committee reviewed and was satisfied with Pay Governance LLC’s policies and procedures to prevent or mitigate conflicts of interest and that there were no business or personal relationships between members of the Compensation Committee and the individuals at Pay Governance LLC supporting the Compensation Committee.

Compensation Peer Group

The Compensation Committee, with the assistance of its independent compensation consultant, annually identifies a compensation peer group of firms with which we compete for executive talent. Our peer group includes investment banks with revenues and market capitalizations similar to ours as well as companies with significant asset management operations. In making compensation decisions for 2021, our Compensation Committee reviewed compensation information for similarly titled individuals at comparable companies gathered from public filings made in 2021 related to 2020 annual compensation and from subscriptions for other market data. At the request of the Compensation Committee, Pay Governance LLC provides the Compensation Committee with compensation data from other firms of similar size. For 2021, Pay Governance provided the Compensation Committee with peer group compensation data of B. Riley Financial, Evercore Partners Inc., Greenhill & Co., Inc., Houlihan Lokey, Inc., Jefferies Group, Lazard Ltd., Moelis & Company, Oppenheimer & Co. Inc., Perella Weinberg Partners, PJT Partners Inc., Piper Sandler Companies, Raymond James Financial, and Stifel Financial Corp. The Compensation Committee believes that information regarding pay practices at comparable companies is useful in two respects. First, as discussed above, we recognize that our pay practices must be competitive in our marketplace. By understanding the compensation practices and levels of the Company’s peer group, we enhance our ability to attract and retain highly skilled and motivated executives, which is fundamental to the Company’s success. Second, this data is one of the many factors the Compensation Committee considers in assessing the reasonableness of compensation. Accordingly, the Compensation Committee reviewed trends among these peer firms and considered this data when determining our named executive officers’ 2021 annual bonuses and other compensation, but did not utilize the peer firm compensation as a sole benchmark for determining executive compensation.

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

The Board noted that our risk management team continuously monitors our various business groups, the level of risk they are taking and the efficacy of potential risk mitigation strategies. Senior management also monitors risk and the Board is provided with data relating to risk at each of its regularly scheduled meetings. The Head of Risk meets regularly with the Board to present his views and to respond to questions. For these reasons, the Board believes that our overall compensation policies and practices are not likely to have a material adverse effect on us.

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

Anti-Hedging Policy

In order to support alignment between the interests of stockholders and employees, the Company maintains an anti-hedging policy that prohibits the “short sale” of Company securities. The policy prohibits employees from trading in options, warrants, puts and calls or similar instruments on Company securities. We allow directors and executive officers to hold up to 50% of their Company stock in a margin account. During 2021, all named executive officers were in compliance with this policy.

Perquisites

In 2021, the Company provided certain perquisites, including reimbursement of group term life and long-term disability insurance and tax and financial planning expenses to certain members of senior management, including Messrs. Solomon, Lasota and Littman. Beginning in 2022, the Company will no longer pay tax and financial planning expenses for members of senior management.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and has recommended to the Board the inclusion of the Compensation Discussion and Analysis in the Form 10-K and in the definitive proxy statement for our 2022 Annual Meeting of Stockholders.

Compensation Committee of the Board of Directors of Cowen Inc.
Brett H. Barth, Chair
Lawrence E. Leibowitz
Margaret L. Poster
Douglas A. Rediker

Summary Compensation Table

The following table sets forth compensation information for our named executive officers in 2021.

Name & Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)		Total ($)
Jeffrey M. Solomon	2021	1,000,000	16,000,000	8,383,130	3,176,410	(3)	28,559,540
Chief Executive Officer	2020	1,000,000	13,000,000	3,157,115	1,833,388		18,990,503
	2019	950,000	1,300,000	3,588,250	1,640,563		7,478,814
Stephen A. Lasota	2021	700,000	4,613,000	595,292	384,635	(3)	6,292,927
Chief Financial Officer	2020	700,000	4,847,295	899,110	373,870		6,820,275
	2019	700,000	1,212,500	854,236	353,358		3,120,094
John Holmes	2021	700,000	5,056,000	595,292	405,860	(3)	6,757,152
Chief Operating Officer	2020	700,000	5,347,295	927,220	386,842	(3)	7,361,357
	2019	700,000	927,220	926,630	361,137		3,235,267
Owen S. Littman	2021	700,000	4,613,000	595,292	389,075	(3)	6,299,141
General Counsel and Secretary	2020	700,000	4,847,295	899,110	366,686		6,818,910
	2019	700,000	1,212,500	890,424	351,955		3,154,879

(1)	The amounts in this column reflect cash bonuses paid to the named executive officers in 2022 from the bonus pool established in respect of performance during the 2021 year.

2)	The entries in the stock awards column reflect the aggregate grant date value of the RSU and PSA awards granted in 2021 in connection with 2020 performance in accordance with FASB ASC 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The value of the PSA awards reflects the grant date value of the awards based on the target level of performance, which is less than the maximum possible value. The grant date value of the PSA awards assuming that the highest level of the applicable performance conditions will be achieved is $4,603,130 for Mr. Solomon and $1,190,584 for Messrs. Lasota, Holmes and Littman, respectively. For information on the valuation assumptions with respect to awards made, refer to the Company’s Share-Based Compensation and Employee Ownership Plans Note in its financial statements included in its Form 10-K for the year ended December 31, 2021, as filed with the SEC.

(3)	Other compensation includes:

Other Compensation ($)	Jeffrey M. Solomon	Stephen A. Lasota	John Holmes	Owen S. Littman
Vested Deferred Cash Awards	3,052,196	354,410	382,436	365,897
Dividend Equivalents	70,722	23.029	23,424	23,178
Tax and Financial Planning	53,492	7,195	—	1,774

Grants of Plan Based Awards

The following table provides information regarding grants of compensation-related, plan based awards made to the named executive officers during fiscal year 2021. These awards are also included in the Summary Compensation Table above.

Estimated Future Payouts Under Equity Incentive Plan Awards(1)
	Grant Date	Corporate Action Date	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock Awards ($)(3)
Jeffrey M. Solomon	2/17/2021	2/4/2021		—	—	175,717	6,081,565
	2/17/2021	2/4/2021	33,250	66,500	133,000	—	2,301,565
Stephen A. Lasota	2/17/2021	2/4/2021	8,600	17,200	34,400	19,490	595,292
John Holmes	2/17/2021	2/4/2021	8,600	17,200	34,400	21,099	595,292
Owen S. Littman	2/17/2021	2/4/2021	8,600	17,200	34,400	19,490	595,292

(1)	The amounts reported in these columns represent Performance RSUs that are scheduled to vest on December 31, 2023 based on the attainment of AROE targets, subject to the named executive officer’s continued employment through the applicable vesting date. These columns represent the number of Performance RSUs that vest at threshold achievement, target achievement and maximum achievement of the performance metrics applicable to such awards. At or below the threshold performance level, no shares will be paid out. At the maximum performance level, payout in excess of 120% will be settled in cash.

(2)	RSUs will vest with respect to 25% on December 1, 2021, 25% on December 1, 2022, 25% on December 1, 2023 and 25% on December 1, 2024.

(3)	The entries in the “Grant Date Fair Value of Stock Awards” column reflect the aggregate grant date fair value of the awards granted in 2021 computed in accordance with FASB ASC 718, disregarding for this purpose the estimate of forfeitures related to service based vesting conditions. The value of the PSA awards reflects the grant date value of the awards based on the target level of performance, which is less than the maximum possible value. The grant date value of the PSA awards assuming that the highest level of the applicable performance conditions will be achieved is $4,603,130 for Mr. Solomon and $1,190,584 for Messrs. Lasota, Holmes and Littman, respectively. For information on the valuation assumptions with respect to awards made, refer to the Company’s Share-Based Compensation and Employee Ownership Plans Note in its financial statements included in its Form 10-K for the year ended December 31, 2021, as filed with the SEC.

Narrative Disclosure Relating to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

In January 2020, the Company entered into amended and restated employment agreements with Messrs. Solomon, Holmes, Lasota and Littman (the “Employment Agreements”). The Employment Agreements provide for the following material terms:

●	An initial term that expired December 31, 2020. Following the expiration of the initial term, the terms of the agreements automatically extend for successive one-year terms, unless either party elects not to extend the term.

●	A minimum annual base salary of $1,000,000 for Mr. Solomon and $700,000 for Messrs. Holmes, Lasota, and Littman. Each named executive officer is also eligible to receive an annual performance-based bonus as determined by the Compensation Committee. The Employment Agreements provide that the Company may pay all or a portion of any annual bonus in the form of restricted securities, other stock or security-based awards, deferred cash, or other deferred compensation. The Employment Agreements do not provide for a minimum annual bonus.

●	Pursuant to Mr. Solomon’s Employment Agreement, if Mr. Solomon’s employment is terminated by the Company without Cause or Mr. Solomon resigns for Good Reason (as such terms are defined in the Solomon Agreement) prior to, in connection with or following a Change in Control (as described in the Solomon Agreement), then subject to Mr. Solomon executing and not revoking a release of claims, he will be entitled to a lump sum severance payment equal to two and one-half times the sum of (x) Mr. Solomon’s base salary on the date of termination plus (y) the average of the highest annual bonuses paid to Mr. Solomon in two of the three calendar years preceding his date of termination, except that the foregoing severance amount will not be less than $3,250,000 or greater than $5,000,000 if Mr. Solomon’s termination occurs prior to a Change in Control (such payments will continue to be subject to the existing Internal Revenue Code Section 280G “modified cutback” provisions).

●	If Mr. Solomon elects to transition to Senior Advisor status upon reaching age 55, the terms of Mr. Solomon’s service as a Senior Advisor will be governed by the Senior Advisor Agreement. In particular, Mr. Solomon’s service as a Senior Advisor will continue until the earliest of (i) 15 days following Mr. Solomon’s written notice that he is terminating as a Senior Advisor, (ii) the second anniversary of the date he commences Senior Advisor status, (iii) the date of Mr. Solomon’s death or disability and (iv) the date Mr. Solomon is terminated by the Company for Cause. In consideration for providing Senior Advisor services, Mr. Solomon will receive a base salary at an annualized rate of $150,000 and will be entitled to secretarial and administrative support. Mr. Solomon will also be entitled to receive certain additional benefits while a Senior Advisor, including office space (or, at the Company’s election, payment of up to $60,000 per year for office space), financial planning services at the Company’s expense and continued payment by the Company of life insurance premiums.

●	Pursuant to the Executive Agreements with Messrs. Holmes, Lasota and Littman (collectively, the “Executive Agreements”), if the executive’s employment is terminated by the Company without Cause or the executive resigns for Good Reason (each as described in the Executive Agreements) prior to a Change in Control (as described in the Executive Agreements), the executive will receive a lump sum cash payment equal to one and one-half times the sum of (x) the executive’s base salary in effect at the end of the calendar year immediately preceding termination plus (y) the average of the highest annual bonuses paid to the executive in two of the three calendar years preceding his date of termination (such sum, the “Severance Amount”), except that the foregoing severance amount will not be greater than $1,500,000. Pursuant to the Executive Agreements, if the executive’s employment is terminated by the Company without Cause or the executive resigns for Good Reason in connection with or following a Change in Control, the executive will receive a lump sum cash payment equal to two and one-half times the Severance Amount, which lump sum will not be subject to a cap. The Executive Agreements require the executives to execute and not revoke a release of claims as a condition to receiving severance payments (such payments will continue to be subject to the existing Internal Revenue Code Section 280G “modified cutback” provisions).

●	In the event that the executive retires after attaining age 57.5 (or age 55, in the case of Mr. Solomon) and provides the Company with at least 90 days’ advance notice, all outstanding equity awards and unvested deferred compensation then held by the executive will continue to vest in accordance with their terms as if the executive had continued to be an active employee of the Company, provided he does not engage in competitive activity at any time prior to the applicable vesting date and refrains from interfering with the Company’s employees and customers for 12 months following his retirement. Messrs. Holmes, Lasota and Solomon have reached the Executive Agreement retirement age.

●	Customary confidentiality and invention assignment covenants, as well as an indefinite mutual non-disparagement covenant. In addition, these executives have agreed not to compete with, or solicit customers or employees of, the Company during the term of the employment agreement and for a period of 180 days for Mr. Solomon and 120 days for Messrs. Holmes, Lasota and Littman.

2020 Equity Incentive Plan

Effective as of June 22, 2020, the Company adopted the 2020 Equity Incentive Plan which provided for the issuance of 3,000,000 Shares of Class A common stock. The 2020 Equity Incentive Plan was amended in June 2021 to increase the amount of Class A common stock available for issuance under the 2020 Equity Incentive Plan by 2,000,000 shares (the “2020 Plan”).

The 2020 Plan reserved 5,000,000 shares of Class A common stock for delivery to participants and their beneficiaries under the 2020 Plan, subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, combination of shares, reclassification of shares, spin-off, or other similar change in capitalization or event. Shares delivered under the 2020 Plan may be either treasury shares or newly issued shares. For purposes of determining the remaining ordinary shares available for grant under the 2020 Plan, if any shares subject to an award are forfeited, cancelled, exchanged, or surrendered, or if an award terminates or expires without a distribution of shares, those shares will again be available for issuance under the 2020 Plan. However, shares of stock that are exchanged by a grantee or withheld by us as full or partial payment in connection with any award under the 2020 Plan, as well as any shares of stock exchanged by a grantee or withheld by us to satisfy the tax withholding obligations related to any award under the 2020 Plan, will not be available for subsequent awards under the 2020 Plan.

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

Outstanding Equity Awards at 2021 Fiscal Year End

The following table contains certain information regarding equity awards held by the named executive officers as of December 31, 2021.

	Stock Awards
	Number of Shares that Have Not Vested (#)	Market Value of Shares that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested ($)(1)
Jeffrey M. Solomon
2019 RSU Award(2)	80,435	2,903,704	—	—
2019 PSA Award(3)	—	—	28,000	1,010,800
2020 RSU Award(4)	97,449	3,517,909	—	—
2020 PSA Award(5)	—	—	27,000	974,700
2021 RSU Award(6)	131,788	—	—	4,757,547
2021 PSA Award(7)	—	—	33,250	1,200,325
Stephen A. Lasota
2018 Incentive Award(8)	8,993	324,647	—	—
2019 RSU Award(2)	9,413	339,809	—	—
2019 PSA Award(3)	—	—	17,500	631,750
2020 RSU Award(4)	14,618	527,710	—	—
2020 PSA Award(5)	—	—	17,000	613,700
2021 PSA Award(7)	—	—	8,600	310,460

John Holmes
2018 Incentive Award(8)	17,986	649,295	—	—
2019 RSU Award(2)	11,543	416,702	—	—
2019 PSA Award(3)	—	—	17,500	631,750
2020 RSU Award(4)	15,825	571,283	—	—
2020 PSA Award(5)	—	—	17,000	613,700
2021 PSA Award(7)	—	—	8,600	310,460
Owen S. Littman
2018 Incentive Award(8)	8,993	324,647	—	—
2019 RSU Award(2)	10,476	378,184	—	—
2019 PSA Award(3)	—	—	17,500	631,750
2020 RSU Award(4)	14,618	527,710	—	—
2020 PSA Award(5)	—	—	17,000	613,700
2021 PSA Award(7)	—	—	8,600	310,460

(1)	The values in the column are based on the $36.10 closing price of our Class A common stock on the NASDAQ Global Select Market on December 31, 2021.

(2)	RSUs awarded on February 20, 2019 vest with respect to 12.5% on September 1, 2019, 12.5% on May 15, 2020, 25% in May 15, 2021, 25% on May 15, 2022 and 25% on May 15, 2023.

(3)	PSAs awarded on April 1, 2019 will, to the extent earned, vest on December 31, 2021. These PSAs are scheduled to vest based on the attainment of AROCE target for the applicable performance period, subject to the named executive officer’s continued employment through the applicable vesting date. In accordance with SEC rules, the number of unearned PSAs is reported in the “Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested” column based on achieving threshold performance goals (i.e., 50% of target).

(4)	RSUs awarded on February 19, 2020 vest with respect to RSUs will vest with respect to 12.5% on December 1, 2020, 12.5% on September 1, 2021, 25% on September 1, 2022, 25% on September 1, 2023 and 25% on September 1, 2024.

(5)	PSAs awarded on July 1, 2020 will, to the extent earned, vest on December 31, 2022. These PSAs are scheduled to vest based on the attainment of AROCE target for the applicable performance period, subject to the named executive officer’s continued employment through the applicable vesting date. In accordance with SEC rules, the number of unearned PSAs is reported in the “Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested” column based on achieving threshold performance goals (i.e., 50% of target).

(6)	RSUs awarded on February 17, 2021 vest with respect to RSUs will vest with respect to 25% on December 1, 2021, 25% on December 1, 2022, 25% on December 1, 2023 and 25% on December 1, 2024.

(7)	PSAs awarded on February 17, 2021 will, to the extent earned, vest on December 31, 2023. These PSAs are scheduled to vest based on the attainment of AROCE target for the applicable performance period, subject to the named executive officer’s continued employment through the applicable vesting date. In accordance with SEC rules, the number of unearned PSAs is reported in the “Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested” column based on achieving threshold performance goals (i.e., 50% of target).

(8)	RSUs awarded on March 29, 2018 will vest on March 10, 2022.

Option Exercises and Stock Vested

The following table sets forth certain information concerning stock vested during the year ended December 31, 2021. No stock options were exercised by any of the named executive officers in 2021.

Name	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)(1)
Jeffrey M. Solomon	202,391	7,100,633
Stephen A. Lasota	73,973	2,332,098
John Holmes	75,239	2,383,275
Owen S. Littman	74,506	2,354,095

(1)	The value realized upon vesting of the stock awards is based on the $42.17 closing sale price of our Class A common stock on March 10, 2021, the $41.27 closing sale price of our Class A common stock on May 15, 2021, the $40.39 closing sale price of our Class A common stock on June 1, 2021, the $36.44 closing sale price of our Class A common stock on September 1, 2021 and the $35.12 closing sale price of our Class A common stock on December 1, 2021, the applicable vesting dates of the awards.

Potential Payments Upon Termination or Change in Control

Pursuant to the employment agreements with our named executive officers, upon certain terminations of employment or a change in control of the Company, our named executive officers are entitled to certain payments of compensation and benefits as described above under “Narrative Disclosure Relating to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.” The table below reflects the amount of compensation and benefits that would have been payable to each named executive officer in the event that the named executive officer had experienced the following events as of December 31, 2021: (i) a termination for cause or resignation, or voluntary termination, (ii) involuntary termination, (iii) an involuntary termination that occurs in connection with a change in control, (iv) termination by reason of an executive’s death, or (v) termination by reason of an executive’s disability.

			Triggering Events
Name	Type of Payment	Voluntary Termination ($)	Involuntary Termination ($)	Involuntary Termination in Connection with a Change in Control(4)(5) ($)	Death ($)	Disability ($)
Jeffrey M. Solomon	Cash Severance(1)	—	28,035,271	40,685,251	22,936,125	22,936,125
	Equity Acceleration(2)	—	14,364,984	14,364,984	14,364,984	14,364,984
	Total	—	42,400,255	55,050,235	37,301,109	37,301,109
Stephen A. Lasota	Cash Severance(3)	—	5,818,455	9,731,952	4,318,455	4,318,455
	Equity Acceleration(2)	—	2,748,076	2,748,076	2,748,076	2,748,076
	Total	—	8,566,531	12,480,028	7,066,531	7,066,531
John Holmes	Cash Severance(3)	—	6,177.378	10,377.375	4,677.378	4,677.378
	Equity Acceleration(2)	—	3,193,189	3,193,189	3,193,189	3,193,189
	Total	—	9,370,567	13,570,564	7,870,567	7,870,567
Owen S. Littman	Cash Severance(3)	—	5,849,283	9,749,281	4,349,283	4,349,283
	Equity Acceleration(2)	—	2,786,451	2,786,451	2,786,451	2,786,451
	Total	—	8,635,734	12,535,732	7,135,734	7,135,734

(1)	Includes the value of a cash payment equal to the sum of (i) the average of Mr. Solomon’s 2019 and 2020 annual bonuses (the highest annual bonuses paid to Mr. Solomon in two of the three calendar years), comprised of cash bonus, deferred cash and deferred equity ($15,274,980), (ii) two and one-half times the sum of Mr. Solomon’s 2019 base salary ($950,000) and the average of Mr. Solomon’s 2019 and 2020 annual bonuses (subject to a $3.25 million minimum and a $5 million limit), (iii) a cash payment equal to 24 months of COBRA premiums, and (iv) the value of acceleration of unvested deferred cash compensation ($7,661,145, including interest accrued through December 31, 2020), which is payable to Mr. Solomon pursuant to the terms of his employment agreement.. In connection with an involuntary termination following a change in control, the $5 million cash limit would not apply to the Cash Severance payment. Had Mr. Solomon experienced a termination by reason of death or disability, he would have been entitled to a cash payment equal to the sum of the amounts described under clauses (i), (iii), and (iv) above.

(2)	Includes the value of acceleration of all unvested shares of restricted stock and all performance share and PSA awards, based on a price of $36.10 per share, which was the closing price of our Class A common stock on the NASDAQ Global Select Market on December 31, 2021. Pursuant to their employment agreements and the applicable award agreements, the executives are entitled to immediate vesting of outstanding equity awards upon an involuntary termination or a termination by reason of death or disability, except for the PSAs granted in April 2019, June 2020 and February 2021, which will, upon an involuntary termination, remain outstanding until the completion of the applicable performance period without regard to the continued service requirement and will vest based on the actual level of the attainment of the applicable performance goals. For reporting purposes, target level performance was assumed. In addition, pursuant to the terms of the applicable award agreements, unvested equity awards will vest in the event that a change in control occurs and, following such change in control, the executive’s compensation or job responsibilities are reduced materially or the equity securities of the Company cease to trade on a national securities exchange, except for the PSAs granted in April 2019 and June 2020, which will vest based on the target level of the applicable performance goals, subject to the named executive officer’s continued employment through the applicable vesting date.

(3)	Includes the value of a cash payment equal to the sum of (i) the average of the 2019 and 2020 annual bonus comprised of cash bonus, deferred cash and deferred equity ($3,663,498, $3,949,998 and $3,649,998 ) for Messrs. Lasota, Holmes and Littman, respectively, (ii) one and one-half times the 2020 base salary and the average of the 2019 and 2020 annual bonuses for Messrs. Lasota, Holmes and Littman, respectively (subject to a $1.5 million limit), (iii) a cash payment equal to 24 months of COBRA premiums ($45,581 for Mr. Lasota, $43,754 for Mr. Holmes and $67,410 for Mr. Littman), and (iv) the value of acceleration of unvested deferred cash compensation ($609,376, $683,626 and $631,876) for each of Mr. Lasota, Mr. Holmes and Mr. Littman, respectively, including interest accrued through December 31, 2021), which is payable to Messrs. Lasota, Holmes and Littman pursuant to the terms of their employment agreements. Had Mr. Lasota, Mr. Holmes or Mr. Littman experienced a termination by reason of death or disability, each executive would have been entitled to a cash payment equal to the sum of the amounts described under clauses (i), (iii), and (iv) above.

(4)	Includes the value of the same cash severance payments that would have been payable to Messrs. Lasota, Holmes and Littman in connection with an involuntary termination of employment (as described above), except that the applicable multiplier for the 2020 base salary and the average of the 2019 and 2020 annual bonuses for Messrs. Lasota, Holmes and Littman, respectively will be two and one-half times instead of one and one-half times and will not be subject to the $1.5 million limit. Pursuant to their employment agreements, Messrs. Lasota, Holmes and Littman will be entitled to receive this enhanced cash severance payment in the event of an involuntary termination of employment in connection with or following a change in control. In addition, pursuant to the terms of the applicable award agreements, each executive’s unvested deferred cash compensation will vest in the event that a change in control occurs and, following such change in control, the executive’s compensation or job responsibilities are reduced materially or the equity securities of the Company cease to trade on a national securities exchange.

(5)	Under the employment agreements with Messrs. Solomon, Lasota, Holmes and Littman, severance payable following a change in control would have been subject to a so-called “modified golden parachute cutback” provision pursuant to which “excess parachute payments” would be reduced to the extent such reduction would result in greater after-tax benefits. The amounts disclosed above represent the full amounts payable, without application of any cutback.

PAY RATIO

Pursuant to Item 402(u) of Regulation S-K, presented below is the ratio of annual total compensation of Mr. Solomon, our Chief Executive Officer as of December 31, 2021, to the median annual total compensation of all our employees (excluding our Chief Executive Officer).

To determine the median annual total compensation of all our employees (excluding our Chief Executive Officer), a median employee was identified from the population of our 1,542 employees as of December 31, 2021. We did not include independent contractors in our determination.

In order to identify our median employee, we ranked each of our employees (other than our Chief Executive Officer) based on 2021 awarded compensation. For this purpose, 2021 awarded compensation was composed of each employee’s (i) salary earned during 2021, (ii) annual cash bonus paid in respect of 2021 performance, (iii) deferred cash awards granted in respect of 2021 performance and (iv) and RSUs granted in respect of 2021 performance. In determining 2021 awarded compensation, we did not apply any cost-of-living adjustments or annualize any partial-year compensation.

Once we identified the median employee, we determined that individual’s annual total compensation in accordance with the requirements for determining total compensation in the Summary Compensation Table.

The 2021 annual total compensation for Mr. Solomon, our Chief Executive Officer, as reported in the Summary Compensation Table in this proxy statement, was $28,559,540. The 2021 annual total compensation for our median employee, determined in accordance with the requirements for determining total compensation in the Summary Compensation Table, was $215,000. The ratio of our Chief Executive Officer’s annual total compensation to the annual total compensation of our median employee for 2021 is 133 to 1. We believe that this ratio represents a reasonable estimate calculated in a manner consistent with Item 402(u).

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

COMPENSATION PROGRAM FOR NON-EMPLOYEE DIRECTORS FOR 2021

Director Compensation Table

The following table sets forth compensation information for our non-employee directors for the year ended December 31, 2021.

Director	Fees Earned Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total
Brett H. Barth(3)	162,500	162,500	5,921	330,921
Katherine E. Dietze	142,500	142,500	—	285,000
Gregg A. Gonsalves	125,000	125,000	—	250,000
Steven Kotler	135,000	135,000	—	270,000
Lawrence E. Leibowitz	62,500	187,500	—	250,000
Margaret L. Poster	125,000	125,000	2,193	252,193
Douglas A. Rediker(3)	—	250,000	—	250,000

(1)	Represents the aggregate grant date fair value calculated in accordance with generally accepted accounting principles, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. For information on the valuation assumptions with respect to awards made, refer to the Company’s Share-Based Compensation and Employee Ownership Plans Note in its financial statements included in its Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022. As of December 31, 2021, all outstanding stock awards held by our directors are fully vested.

(2)	Represents dividend equivalents paid on delivered RSUs.

(3)	In 2021, Mr. Rediker elected to receive 100% of his director compensation in RSUs. Please see “Narrative Disclosure Relating to Director Compensation Table” below for additional information regarding non-employee director compensation in 2021.

Narrative Disclosure Relating to Director Compensation Table

In 2021, each of our non-employee directors received annual compensation of $250,000. Mr. Barth, the Company’s Lead Director, received additional compensation of $50,000. Ms. Dietze, the Chair of the Audit Committee received additional compensation of $35,000 per annum. Mr. Barth, the Chair of the Compensation Committee, received additional compensation of $25,000 per annum, and Mr. Kotler, the Chair of the Nominating and Corporate Governance Committee received additional compensation of $20,000 per annum. For 2021, a minimum of 50% of a director’s compensation was paid in the form of RSUs. In addition, each director was entitled to elect to receive any amount in excess of 50% of 2021 compensation in the form of RSUs. The RSUs were valued using the volume-weighted average price for the 30-day period prior to our 2021 annual meeting of stockholders. RSUs are vested and not subject to forfeiture; however, except in the event of death, the underlying shares of Class A common stock will not be delivered to the holder for at least one year from the date of grant. Beginning in 2021, cash dividend equivalent payments are converted to additional RSUs and will be delivered to each director upon the delivery of the underlying shares of Class A common stock. These equity awards are intended to further align the interests of our directors with those of our stockholders. Directors who also are employed as executive officers of the Company receive no additional compensation for their service as a director.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised entirely of non-employee directors, none of whom has ever been an officer or employee of the Company and none of whom had any related person transaction involving the Company. None of our executive officers (1) served as a member of the board of directors or compensation committee of any other entity that had one or more of its executive officers serving as a member of our Compensation Committee or (2) served as a member of the compensation committee of any other entity that had one or more of its executive officers serving as a member of our Board during 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Directors, Nominees and Executive Officers

The following table shows how many shares of our Class A common stock were beneficially owned as of April 29, 2022, by each of our directors and named executive officers and by all of our directors and named executive officers as a group. Unless otherwise noted, the stockholders listed in the table have sole voting and investment power with respect to the shares owned by them.

Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Brett H. Barth	95,789	(1)	*
Katherine E. Dietze	12,007	(2)	*
Gregg A. Gonsalves	—	(3)	*
Lorence Kim	30,000		*
Steven Kotler	2,500	(4)	*
Lawrence E. Leibowitz	8,000	(5)	*
Margaret L. Poster	13,547	(6)	*
Douglas A. Rediker	—	(7)	*
Jeffrey M. Solomon	619,194		2.25%
John Holmes	210,312		*
Stephen A. Lasota	248,665		*
Owen S. Littman	195,837	(8)	*
All directors and executive officers as a group (12 persons)	1,435,851		5.22%

*	corresponds to less than 1% of Cowen Inc. Class A common stock,

(1)	The amount presented does not include 4,121 fully-vested RSUs that will be delivered to Mr. Barth upon the one-year anniversary of the grant date.

(2)	The amount presented does not include 67,602 fully-vested RSUs that will be delivered to Ms. Dietze upon her retirement from the Board.

(3)	The amount presented does not include 10,480 fully-vested RSUs that will be delivered to Mr. Gonsalves upon the three-year anniversary of the grant date.

(4)	The amount presented does not include 64,749 fully-vested RSUs that will be delivered to Mr. Kotler upon his retirement from the Board.

(5)	The amount presented does not include the 34,323 fully-vested RSUs that will be delivered to Mr. Leibowitz upon his retirement from the Board.

(6)	The amount presented does not include 3,170 fully-vested RSUs that will be delivered to Ms. Poster upon the three-year anniversary of the grant date.

(7)	The amount presented does not include 62,007 fully-vested RSUs that will be delivered to Mr. Rediker upon his retirement from the Board.

(8)	Includes 275 shares held in custodial accounts on behalf of Mr. Littman’s children.

Beneficial Owners of More than Five Percent of Our Class A Common Stock

Based on filings made under Section 13(d) and Section 13(g) of the Securities Exchange Act of 1934, as of April 29, 2022, the persons known by us to be beneficial owners of more than 5% of our Class A common stock were as follows:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
BlackRock, Inc.(1) 55 East 52nd Street New York, NY 10055	2,656,131	9.66%
The Vanguard Group(2) 100 Vanguard Boulevard Malvern, PA 19355	1,665,334	6.06%
Azora Capital L.P.(3) 3350 Virginia Street, Suite 219 Coconut Grove, FL 33133	1,497,441	5.45%

(1)	This information is based on a Schedule 13G filed with SEC on February 3, 2022 by BlackRock, Inc. Blackrock reported that it has sole voting power as to 2,493,395 and sole dispositive power as to 2,656,131 shares. The beneficial ownership indicated above represents the aggregate beneficial ownership of BlackRock, Inc., and its subsidiaries, BlackRock Life Limited, Aperio Group, LLC, BlackRock (Netherlands) B.V., BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Ireland Limited, BlackRock Japan Co., Ltd, BlackRock Asset Management Schweiz AG, BlackRock Financial Management, Inc., BlackRock Fund Advisors, BlackRock Fund Managers Ltd., BlackRock Institutional Trust Company, N.A., BlackRock Investment Management, LLC, BlackRock Investment Management (Australia) Limited and BlackRock Investment Management (UK) Limited.

(2)	This information is based on a Schedule 13G filed with the SEC on February 9, 2022 by The Vanguard Group (“Vanguard”). Vanguard reported that it has shared voting power as to 28,381 shares, sole dispositive power as to 1,615,975 shares and shared dispositive power of 49,369 shares.

(3)	This information is based on a Schedule 13G filed with the SEC on February 14, 2022 by Azora Capital L.P., Azora Capital GP LLC and Ravi Chopra (“Azora”). Azora reported that it has shared voting and dispositive power as to 1,456,873 shares.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors to file initial reports of ownership of our securities and reports of changes in ownership of our securities with the Securities and Exchange Commission.

Based on a review of copies of such reports and on written representations from our executive officers and directors, we believe that all Section 16(a) filing and disclosure requirements applicable to our executive officers and directors for 2021 have been satisfied.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2021, the number of shares of our common stock to be issued upon exercise of outstanding options granted under our 2020 Equity and Incentive Plan, the weighted-average exercise price of such options, and the number of shares remaining available for future issuance under the plans for all awards as of December 31, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by security holders	---	----	2,496,084
Equity compensation plans not approved by security holders	None	N/A	None

(1)	This number is based on the 28,207,533 shares authorized for issuance under the Company’s Equity and Incentive Plans as of December 31, 2021. As of March 31, 2022, we had 594,054 shares remaining under the equity plans, which exclude shares reserved for issuance based on certain performance criteria in existing agreements.

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

Our Board has determined that none of Mses. Dietze or Poster nor Messrs. Barth, Gonsalves, Kim, Kotler, Leibowitz or Rediker currently has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 4200(a)(15) of the NASDAQ Stock Market, Inc. Marketplace Rules.

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

Employment Arrangements

Kyle Solomon, the brother of Jeffrey M. Solomon, is a Managing Director of Cowen and Company and earned approximately $2,505,054 in 2021, which amount includes Kyle Solomon’s base salary, cash bonus paid in 2021 relating to 2020 and 2021 performance and approximately $404,034 of deferred cash awards, RSUs granted in prior years that vested during 2021 and cash dividend equivalent payments.

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Other Matters

The following table presents the aggregate fees billed for services rendered by KPMG LLP, our independent registered public accounting firm for the fiscal years ended December 31, 2021 and December 31, 2020.

	2021	2020
Audit Fees(1)	$6,221,827	$5,653,283
Audit-Related Fees(2)	50,156	47,274
Tax Fees(3)	1,096,363	1,143,687
All Other Fees(4)	235,422	86,100
Total	7,603,768	6,930,345

(1)	Audit fees reflect audit fees incurred for the Cowen Inc. integrated audit and quarterly reviews as well as the financial statement audits of its consolidated subsidiaries.

(2)	Audit-Related Fees reflect fees for attestation procedures required by local regulations for consolidated subsidiaries.

(3)	Tax fees reflect tax compliance and tax advisory services.

(4)	All Other Fees relate to due diligence and other non-tax advisory and consulting services.

KPMG LLP also provided services to entities affiliated with Cowen Inc. that were billed directly to those entities and, accordingly, were not included in the amounts disclosed above. These amounts included $1,470,715 and $1,317,500 for the audits of private equity funds, hedge funds and other fund structures within the Cowen Investment Management business for the years ended December 31, 2021 and December 31, 2020, respectively.

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

Dated: May 2, 2022

