Form 10-Q
period 2022-03-31
COWEN INC.
filed 2022-05-02
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

Large Accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of April 29, 2022, there were 27,494,230 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in "Management's Discussion and Analysis of Financial Condition and Results of Operations") that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as "may," "might," "will," "would," "could," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "possible," "potential," "intend," "seek" or "continue," the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and the risks contained in Item 1A of this periodic report on Form 10-Q for the three months ended March 31, 2022.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three months ended March 31, 2022 and 2021. The Consolidated Financial Statements as of December 31, 2021 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
	As of March 31, 2022	As of December 31, 2021
Assets
Cash and cash equivalents	$512,978	$914,343
Cash collateral pledged	52,865	47,494
Segregated cash	220,882	194,701
Securities owned, at fair value ($1,704,831 and $1,764,853 were pledged to various parties)	2,763,514	2,660,742
Securities purchased under agreements to resell	19,621	—
Receivable on derivative contracts, at fair value	342,712	286,135
Securities borrowed	1,761,146	1,704,603
Other investments ($131,766 and $137,986 at fair value, respectively)	237,628	274,111
Deposits with clearing organizations, brokers and banks	105,854	111,857
Receivable from brokers, dealers and clearing organizations, net of allowance of $616 and $636, respectively	1,487,911	1,614,347
Receivable from customers, net of allowance of $587 and $687, respectively	159,625	159,418
Fees receivable, net of allowance of $828 and $886, respectively	128,136	145,809
Due from related parties	21,666	31,449
Fixed assets, net of accumulated depreciation and amortization of $52,254 and $50,017, respectively	25,037	25,976
Operating lease right-of-use assets	95,430	93,655
Goodwill	234,005	234,005
Intangible assets, net of accumulated amortization of $37,470 and $33,219, respectively	40,731	44,167
Deferred tax asset, net	19,608	21,765
Other assets, net of allowance of $834 and $0 respectively	99,427	84,828
Consolidated Funds
Cash and cash equivalents	23	296
Other investments	97,182	99,067
Other assets	46	46
Total Assets	$8,426,027	$8,748,814
Liabilities, Temporary Equity and Permanent Equity
Liabilities
Securities sold, not yet purchased, at fair value	$974,867	$1,201,448
Securities sold under agreements to repurchase	229,192	63,469
Payable for derivative contracts, at fair value	46,814	60,163
Securities loaned	1,735,852	1,586,572
Payable to brokers, dealers and clearing organizations	587,540	586,553
Payable to customers	2,243,654	2,432,612
Commission management payable	126,968	102,990
Compensation payable	176,210	443,580
Operating lease liabilities	99,800	98,883
Notes payable and other debt	625,766	623,371
Fees payable	6,580	16,483
Due to related parties	27	—
Accounts payable, accrued expenses and other liabilities	241,110	236,088
Consolidated Funds
Due to related parties	—	23
Accounts payable, accrued expenses and other liabilities	174	225
Total Liabilities	$7,094,554	$7,452,460

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
	As of March 31, 2022	As of December 31, 2021
(continued)
Commitments and Contingencies (Note 22)

Redeemable Series A Convertible Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of March 31, 2022 (aggregate liquidation preference of $120,750) and 10,000,000 shares authorized, 120,750 shares issued and outstanding as of December 31, 2021 (aggregate liquidation preference of $120,750)	$120,750	$120,750

Permanent Equity
Class A common stock, par value $0.01 per share: 62,500,000 shares authorized, 56,835,283 shares issued and 27,614,903 outstanding as of March 31, 2022 and 62,500,000 shares authorized, 55,826,893 shares issued and 27,778,964 outstanding as of December 31, 2021, respectively (including 901,374 and 901,374 restricted shares, respectively)	334	334
Class B common stock, par value $0.01 per share: 62,500,000 authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,127,160	1,100,667
Retained earnings	491,189	461,982
Accumulated other comprehensive income (loss)	—	(2)
Less: Class A common stock held in treasury, at cost, 29,220,380 and 28,047,929 shares as of March 31, 2022 and December 31, 2021, respectively	(583,535)	(547,112)
Total Cowen Inc. Stockholders' Equity	1,035,148	1,015,869
Nonredeemable non-controlling interests	175,575	159,735
Total Permanent Equity	$1,210,723	$1,175,604
Total Liabilities, Redeemable Preferred Stock and Permanent Equity	$8,426,027	$8,748,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
	Three Months Ended March 31,
	2022	2021
Revenues
Investment banking	$101,542	$304,834
Brokerage	168,738	173,737
Investment income (loss)
Securities principal transactions, net	91,252	63,965
Portfolio fund principal transactions, net	(6,098)	15,403
Carried interest allocations	(17,067)	96,769
Total investment income (loss)	68,087	176,137
Management fees	16,769	25,742
Incentive income	633	2,258
Interest and dividends	46,335	59,388
Insurance and reinsurance premiums	11,321	7,117
Other revenues, net	(949)	1,660
Consolidated Funds
Principal transactions, net	(1,886)	(3,349)
Interest and dividends	2	2
Total revenues	410,592	747,526
Interest and dividends expense	46,524	57,641
Total net revenues	364,068	689,885

Expenses
Employee compensation and benefits	187,178	388,196
Brokerage and trade execution costs	40,591	45,656
Underwriting expenses	259	6,915
Professional, advisory and other fees	13,682	15,460
Service fees	7,150	5,731
Communications	9,471	9,267
Occupancy and equipment	10,316	9,540
Depreciation and amortization	7,185	4,354
Client services and business development	6,569	6,848
Insurance and reinsurance claims, commissions and amortization of deferred acquisition costs	7,343	6,455
Other expenses	12,763	(3,340)
Consolidated Funds
Professional, advisory and other fees	42	110
Other expenses	63	161
Total expenses	302,612	495,353
Other income (loss)
Net gains (losses) on other investments	5,580	12,645
Bargain purchase gain, net of tax	—	3,855
Gain/(loss) on debt extinguishment	—	(4,538)
Total other income (loss)	5,580	11,962
Income (loss) before income taxes	67,036	206,494
Income tax expense (benefit)	11,889	54,428
Net income (loss)	55,147	152,066
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	20,131	4,562
Net income (loss) attributable to Cowen Inc.	35,016	147,504
Preferred stock dividends	1,698	1,698
Net income (loss) attributable to Cowen Inc. common stockholders	$33,318	$145,806
Weighted average common shares outstanding:
Basic	28,386	27,359
Diluted (See Note 21)	31,772	33,565
Earnings (loss) per share:
Basic	$1.17	$5.33
Diluted (See Note 21)	$1.05	$4.34
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2022		2021
Net income (loss)		$55,147		$152,066
Other comprehensive income (loss), net of tax:
Foreign currency translation	2		4
Total other comprehensive income (loss), net of tax		2		4
Comprehensive income (loss)		$55,149		$152,070
Less: Comprehensive income (loss) attributable to non-controlling interests		20,131		4,562
Comprehensive income (loss) attributable to Cowen Inc.		$35,018		$147,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Permanent Equity Shares	(in shares)
Common Shares Outstanding
Beginning balance	27,778,964	26,845,628
Restricted stock awards issued	949,803	705,512
Common stock issuance for partial settlement of contingent liability from prior acquisition	58,587	56,801
Purchase of treasury stock, at cost	(1,172,451)	(755,610)
Ending balance	27,614,903	26,852,331

Series A Convertible Preferred Shares Outstanding
Beginning balance	—	120,750
Ending balance	—	120,750

Permanent Equity	(in dollars)
Total Cowen Inc. Stockholders' Equity (beginning of period)	$1,015,869	$969,497
Class A Common stock
Beginning balance	334	334
Ending balance	334	334

Series A Convertible Preferred stock
Beginning balance	—	1
Ending balance	—	1

Treasury stock
Beginning balance	(547,112)	(346,870)
Purchase of treasury stock, at cost	(36,423)	(26,904)
Ending balance	(583,535)	(373,774)

Additional Paid-in Capital
Beginning balance	1,100,667	1,130,138
Common stock issuance for partial settlement of contingent liability from prior acquisition	1,881	2,202
Amortization of share based awards	24,612	19,037
Ending balance	$1,127,160	$1,151,377

Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(2)	$(7)
Foreign currency translation	2	4
Ending balance	—	(3)

	Three Months Ended March 31,
	2022	2021
	(in dollars)
Retained Earnings/ (Accumulated deficit)
Beginning balance	461,982	185,901
Net income (loss) attributable to Cowen Inc.	35,016	147,504
Preferred stock dividends (See Note 13)	(1,698)	(1,698)
Cash dividends to common stockholders (See Note 14)	(4,111)	(2,777)
Ending balance	491,189	328,930
Total Cowen Inc. Stockholders' Equity (end of period)	$1,035,148	$1,106,865

Nonredeemable Non-controlling Interests
Beginning balance	$159,735	$199,624
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	20,131	4,562
Capital contributions	1,610	22,515
Capital distributions	(5,901)	(18,773)
Deconsolidation of entity	—	(74,813)
Ending balance	175,575	133,115
Total Permanent Equity	$1,210,723	$1,239,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$55,147	$152,066
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Bargain purchase gain, net of tax	—	(3,855)
Depreciation and amortization	7,185	4,354
Amortization of debt issuance costs	604	480
Amortization of debt discount (premium)	77	776
Noncash lease expense	(858)	(362)
(Gain) / loss on extinguishment of debt	—	3,890
Share-based awards	24,612	19,037
Change in deferred taxes	2,157	5,913
Net loss (gain) on disposal of fixed assets	101	—
Contingent liability adjustment	—	(614)
Purchases of securities owned, at fair value	(269,037)	(269,073)
Proceeds from sales of securities owned, at fair value	243,634	271,314
Proceeds from sales of securities sold, not yet purchased, at fair value	131,199	63,511
Payments to cover securities sold, not yet purchased, at fair value	(141,186)	(58,346)
Proceeds from sales of other investments	16,780	16,995
Investment Income (loss) principal transactions, net	(22,115)	(158,833)
Consolidated Funds
Proceeds from sales of securities owned, at fair value	—	2,687
Proceeds from other investments	—	14,130
Investment Income (loss) principal transactions, net	1,886	3,143
(Increase) decrease in operating assets:
Securities owned, at fair value, held at broker-dealer	(46,185)	(1,112,154)
Receivable on derivative contracts, at fair value	(56,577)	(44,054)
Securities borrowed	(56,543)	(88,570)
Deposits with clearing organizations, brokers and banks	6,003	22,874
Receivable from brokers, dealers and clearing organizations	126,436	(191,009)
Receivable from customers, net of allowance	(207)	(95,705)
Fees receivable, net of allowance	17,673	(46,170)
Due from related parties	9,783	440
Other assets	(14,597)	(9,344)
Consolidated Funds
Receivable on derivative contracts, at fair value	—	(2,917)
Other assets	—	13
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	(208,080)	187,749
Securities sold under agreement to repurchase	165,723	(2,490)
Payable for derivative contracts, at fair value	(13,348)	(24,035)
Securities loaned	149,280	607,531
Payable to brokers, dealers and clearing organizations	987	73,328
Payable to customers	(188,958)	977,274
Commission management payable	23,978	22,634
Compensation payable	(279,653)	(17,809)
Fees payable	(9,903)	(918)
Due to related parties	27	48
Accounts payable, accrued expenses and other liabilities	14,907	39,591
Consolidated Funds
Due to related parties	(23)	—
Accounts payable, accrued expenses and other liabilities	(51)	(359)
Net cash provided by / (used in) operating activities	(309,142)	363,161

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Three Months Ended March 31,
	2022	2021

(continued)
Cash flows from investing activities:
Securities purchased under agreement to resell	(19,621)	191
Purchases of other investments	(7,662)	(29,117)
Purchase of business	—	2,109
Cash at deconsolidated entity	—	(5,620)
Proceeds from sales of other investments	9,780	31,267
Purchase of fixed assets and intangibles	(2,914)	(1,643)
Net cash provided by / (used in) investing activities	(20,417)	(2,813)
Cash flows from financing activities:
Deferred debt issuance cost	(112)	(6,467)
Borrowings on notes and other debt	4,019	301,490
Repayments on notes and other debt	(2,193)	(139,737)
Purchase of treasury stock	(24,140)	(20,629)
Cash dividends paid	(3,917)	(2,313)
Preferred stock dividends paid	(1,698)	(1,698)
Contingent liability payment	(8,195)	(8,496)
Capital contributions by non-controlling interests in operating entities	1,610	3,498
Capital distributions to non-controlling interests in operating entities	(5,901)	(2,348)
Consolidated Funds
Capital contributions by non-controlling interests in Consolidated Funds	—	19,017
Capital distributions to non-controlling interests in Consolidated Funds	—	(16,424)
Net cash provided by / (used in) financing activities	(40,527)	125,893
Change in cash and cash equivalents	(370,086)	486,241
Cash and cash equivalents, including cash collateral pledged and segregated cash, beginning of period	1,156,834	941,470
Cash and equivalents at end of period:
Cash and cash equivalents	512,978	1,147,531
Cash collateral pledged	52,865	110,303
Segregated cash	220,882	168,942
Cash and cash equivalents, Consolidated Funds	23	935
Cash and cash equivalents, including cash collateral pledged and segregated cash, end of period	$786,748	$1,427,711
Supplemental information
Cash paid during the year for interest	$40,538	$65,259
Cash paid during the year for taxes	$12,980	$8,087
Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (See Note 14)	$12,283	$6,245
Preferred stock dividends declared (See Note 14)	1,698	1,698
Cash dividends declared (See Note 14)	4,111	2,777
Net assets (liabilities) acquired upon acquisition (net of cash)	—	3,107
Net decrease in non-controlling interests in Consolidated Fund due to deconsolidation of Consolidated Fund (See Note 2)	—	74,813
Common stock issuance in relation to acquisitions	1,881	2,202
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
2. Significant Accounting Policies
a.    Basis of presentation
These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") as promulgated by the Financial Accounting Standards Board ("FASB") through the Accounting Standards Codification (the "Accounting Standards" or "ASC") as the source of authoritative accounting principles in the preparation of financial statements, and include the accounts of the Company, its operating and other subsidiaries, and entities in which the Company has a controlling financial interest or a general partner interest. All material intercompany transactions and balances have been eliminated on consolidation. Certain investment funds that are consolidated in these accompanying condensed consolidated financial statements, as further discussed below, are not subject to the consolidation provisions with respect to their own controlled investments pursuant to specialized industry accounting.
The accompanying condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"). Certain footnote disclosures included in the 2021 Form 10-K have been condensed or omitted from the accompanying condensed financial statements as they are not required for interim reporting under US GAAP or are insignificant to the interim reporting period.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. As of March 31, 2022 and December 31, 2021, the total assets of the consolidated VIEs were $332.4 million and $304.1 million, respectively, and total liabilities of the consolidated VIEs were $6.6 million and $9.8 million, respectively.
The Company consolidates investment funds for which it acts as the managing member/general partner and investment manager. At March 31, 2022, the Company consolidated Ramius Enterprise LP (“Enterprise LP”), an investment fund. At December 31, 2021, the Company consolidated the following investment funds: Enterprise LP and Cowen Private Investments LP ("Cowen Private").
During the first quarter of 2022, the Company deconsolidated Cowen Private as the fund was liquidated. During the first quarter of 2021, the Company deconsolidated Cowen Sustainable Investments I, LP ("CSI I LP") due to the Company's ownership being diluted through a capital equalization event.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
In addition, the Company's broker-dealer subsidiaries, Cowen and Company, LLC ("Cowen and Company"), Westminster Research Associates LLC ("Westminster"), Cowen Execution Services Limited ("Cowen Execution Ltd"), ATM Execution LLC ("ATM Execution"), Cowen and Company (Asia) Limited ("Cowen Asia"), and Cowen International Limited ("Cowen International Ltd"), apply the specialized industry accounting for brokers and dealers in securities, which the Company retains upon consolidation.
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
d.    Allowance for credit losses
ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”) prescribed the impairment model for certain financial assets measured at amortized cost by requiring a current expected credit loss ("CECL") methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. Under the accounting update guidance, the Company has the ability to determine there are no expected credit losses in certain circumstances (e.g., based on collateral arrangements or based on the credit quality of the borrower or issuer).
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
For securities borrowed, the Company applies a practical expedient to measure the allowance for credit losses based on the fair value of the collateral. If the fair value of the collateral held exceeds the amortized cost of the borrowing and the borrower is expected to continue to replenish the collateral as needed, the Company will not recognize an allowance. If the fair value of collateral is less than amortized cost and the borrower is expected to continue to replenish the collateral as needed, the Company applies the CECL model, utilizing a probability and loss given default methodology, only to the extent of the shortfall between the fair value of the collateral and amortized cost.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Payable to brokers, dealers and clearing organizations includes amounts payable for securities failed to receive by the Company from a seller by the settlement date, amounts payable to broker-dealers and clearing organizations for unsettled trades, interest payable for securities financing arrangements, and payables of deposits held in proprietary accounts of brokers and dealers.
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
i.    Fees receivable
Fees receivable primarily relate to securities transactions and are reported net of an allowance for credit losses.  Fees receivable also include amounts due to the Company for underwriting fees, strategic/financial advisory fees and placement and sales agent fees. Additionally, management and incentive fees due to the Company are earned as the managing member, general partner and/or investment manager to the Company's investment funds and are recognized in accordance with appropriate revenue recognition guidance (see Note 2o for further reference).
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
Interest paid is recorded in interest and dividends expense in accordance with US GAAP on repurchase agreement transactions on an accrual basis in the accompanying condensed consolidated statements of operations.

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
m.    Temporary Equity
Temporary equity consists of Redeemable 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock"). The Company has irrevocably elected to cash settle $1,000.00 of each conversion of any share of the Series A Convertible Preferred Stock. As the holders can exercise the conversion option on their shares of Series A Convertible Preferred Stock at any time and require cash payment upon conversion, the Company has classified the Series A Convertible Preferred Stock preferred stock in temporary equity.
n.    Non-controlling interests in consolidated subsidiaries
Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities. When non-controlling interest holders do not have redemption features that can be exercised at the option of the holder currently or contingent upon the occurrence of future events, their ownership has been classified as a component of permanent equity. Ownership which has been classified in permanent equity are non-controlling interests for which the holder does not have the unilateral right to redeem its ownership interests.
o.    Revenue recognition
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
•Portfolio Fund principal transactions, net. Portfolio funds include interests in private investment partnerships, foreign investment companies and other collective investment vehicles which may be managed by the Company or its affiliates. The Company applies the practical expedient provided by the US GAAP fair value measurements and disclosures guidance relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). The practical expedient permits an entity holding certain investments that calculates NAV per share or its equivalent for which the fair value is not readily determinable and is considered an investment company under ASC 946 to measure the

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy. Realized and unrealized gains (losses) resulting from changes in NAV per share are reflected within Investment income – portfolio fund principal transactions, net in the accompanying condensed consolidated statements of operations.
•Carried interest allocations. The Company is allocated carried interest based on net profits (as defined in the respective investment management or partnership agreement) related to certain of the Company's private equity investment funds. For the private equity fund products the Company offers, the carried interest earned is typically up to 30% of the distributions made to investors after return of their contributed capital and generally a preferred return. The Company recognizes carried interest allocated to the Company under an equity ownership model as investment income - carried interest allocations in the accompanying condensed consolidated statements of operations accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures. Under the equity method of accounting the Company recognizes its allocations of incentive income or carried interest within Investment Income - Carried interest allocations in the accompanying condensed consolidated statements of operations along with the allocations proportionate to the Company's ownership interests in the investment funds. Generally, carried interest is recognized after the investor has received a full return of its invested capital, plus a preferred return. However, for certain private equity structures, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These private equity structures are generally subject to a potential clawback of these incentive fees upon the liquidation of the private equity structure if the investor has not received a full return of its invested capital plus the preferred return thereon.
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
All of the items above are reported net of any Outward Reinsurance (see Note 18), which is determined as the portion of the Company’s premiums, liabilities for losses and loss adjustment expenses, provisions for losses and loss adjustment expenses, and costs of acquiring new policies that are ceded to providers of such Outward Reinsurance pursuant to their terms and conditions. These ceded amounts are calculated based on the same principles outlined above.
Interest and dividends expense
Interest and dividends expense relates primarily to securities finance activities, trading activity with respect to the Company's investments and interest expense on debt.
p.    Income taxes
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
In accordance with federal and state tax laws, the Company and its subsidiaries file consolidated federal, state, and local income tax returns as well as stand-alone state and local tax returns. The Company also has subsidiaries that are residents in foreign countries where tax filings have to be submitted on a stand-alone or combined basis. These subsidiaries are subject to taxes in their respective countries and the Company is responsible for and therefore reports all taxes incurred by these subsidiaries in the condensed consolidated statements of operations. The foreign jurisdictions where the Company owns subsidiaries and has tax filing obligations are the United Kingdom, Luxembourg, Malta, Germany, Switzerland, Israel, South Africa, Canada and Hong Kong.
q.    Recent pronouncements
In August 2020, the FASB issued guidance simplifying an issuer’s accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that require separate accounting for embedded conversion features; separate accounting is still required in certain cases. The guidance also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. The guidance requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement (if the effect is more dilutive) for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. The guidance requires new disclosures about events that occur during the reporting period and cause conversion contingencies to be met and about the fair value of a public business entity’s convertible debt at the instrument level. For public business entities, the guidance is effective for reporting periods beginning after December 15, 2021 and interim periods within those fiscal years with early adoption permitted. The Company adopted the guidance as of January 1, 2022 under the modified retrospective method. With the adoption of this guidance, the Company is required to include the portion of the Series A Convertible Preferred Stock that can be settled in Class A common stock (the amount in excess of $1,000.00 per share of the Series A Convertible Preferred Stock) in the diluted earnings per share calculation. See Note 21 for the calculation of diluted earnings per share.
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
3. Acquisition
Malta
On February 26, 2021 (the "Malta Acquisition Date"), the Company, through its indirect wholly owned subsidiary, Cowen Malta Holdings Ltd. (“Malta Holdings”), completed the acquisition of all of the outstanding equity interest of Axeria Insurance Limited (the “Malta Acquisition”), an insurance company organized under the laws of Malta whose principal business activity is to provide insurance coverage to third parties (see Note 18). Axeria Insurance Limited was renamed Cowen Insurance Company Ltd (“Cowen Insurance Co”) upon acquisition. The Malta Acquisition was completed for a combination of cash and deferred consideration. In the aggregate, the purchase price, assets acquired, and liabilities assumed were not significant and near-term impact to the Company and its consolidated results of operations and cash flows is not expected to be significant.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The aggregate estimated purchase price of the Malta Acquisition was $12.7 million. On the Malta Acquisition Date, the Company paid upfront consideration of $12.5 million, with additional deferred consideration of $0.2 million which was paid during the second quarter of 2021.
The Malta Acquisition was accounted for under the acquisition method of accounting in accordance with US GAAP. As such, the results of operations of the business acquired is included in the accompanying condensed consolidated statements of operations since the date of the Malta Acquisition and the assets acquired, liabilities assumed recorded at their fair values within their respective line items on the accompanying condensed consolidated statement of financial condition. The Company has recognized a bargain purchase gain of $5.2 million related to the Malta Acquisition and is shown net of associated tax of $1.3 million in the condensed consolidated statement of operations. The bargain purchase gain is primarily driven by the recognition of the customer relationships intangible asset and a contractual discount on the closing equity balance at the Malta Acquisition Date. Additionally, following the Malta Acquisition, the business acquired is included in the Cowen Investment Management reporting unit within the Operating Company segment.
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
As of the Malta Acquisition Date, the estimated fair value of the Company's intangible assets, which are primarily broker relationships, was $4.6 million and had a weighted average useful life of 10 years. The licenses of $0.2 million has indefinite life. Amortization expense for the three months ended March 31, 2022 was $0.1 million and for the three months ended March 31, 2021 was insignificant.
As of March 31, 2022, the estimated amortization expense related to these intangible assets in future periods is as follows:

(dollars in thousands)
2022	343
2023	458
2024	458
2025	458
2026	458
Thereafter	2,124
$4,299
In addition to the purchase price consideration, for the three months ended March 31, 2021, the Company had incurred acquisition-related expenses of $0.2 million, including financial advisory, legal and valuation services, which are included in professional, advisory and other fees in the accompanying condensed consolidated statements of operations.
4. Cash Collateral Pledged
As of March 31, 2022 and December 31, 2021, the Company pledged cash collateral in the amount of $3.4 million and $3.4 million respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston and San Francisco. The Company also has pledged cash collateral for reinsurance agreements which amounted to $49.5 million, as of March 31, 2022, and $44.1 million, as of December 31, 2021, which are expected to be released periodically as per the terms of the reinsurance policy between March 31, 2022 and March 31, 2024 (see Notes 12 and 18).
As of March 31, 2022, the Company has the following irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Location	Amount	Maturity
	(dollars in thousands)
New York	$209	April 2023
New York	$1,325	October 2022
New York	$1,226	August 2022
Boston	$188	March 2023
San Francisco	$454	October 2025
	$3,402
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of March 31, 2022 and December 31, 2021 there were no amounts due related to these letters of credit.
5. Segregated Cash
As of March 31, 2022 and December 31, 2021, cash segregated under federal regulations and other restricted deposits of $220.9 million and $194.7 million, respectively, consisted of cash deposited in Special Reserve Bank Accounts for the exclusive benefit of customers under SEC Rule 15c3-3 and cash deposited in Special Reserve Bank Accounts for the exclusive benefit of Proprietary Accounts of Broker-Dealers ("PAB") under SEC Rule 15c3-3 (see Note 24).
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
As of March 31, 2022 and December 31, 2021, securities owned, at fair value consisted of the following:

	As of March 31, 2022	As of December 31, 2021
	(dollars in thousands)
Common stock	$2,348,243	$2,428,820
Preferred stock	190,184	134,930
Warrants and rights	53,082	46,459
Government bonds	11,992	16,002
Corporate bonds	146,998	21,468
Convertible bonds	5,250	5,250
Term loan	2,375	3,907
Trade claims (*)	4,840	3,496
Private investments	550	410
	$2,763,514	$2,660,742
(*)The Company has elected the fair value option for securities owned, at fair value with a fair value of $4.8 million and $3.5 million of trade claims respectively, at March 31, 2022 and December 31, 2021.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
expose the Company to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, counterparty risk, foreign currency movements and changes in the liquidity of markets.
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of March 31, 2022		As of December 31, 2021
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Currency forwards	$11,482	$109	$10,727	$80
Equity swaps	$2,077,076	388,875	$1,950,181	305,370
Options (a)	120,847	49,801	217,393	61,219
Interest rate swap (c)	$427,000	19,839	$285,000	1,208
Netting - swaps (b)		(115,912)		(81,742)
		$342,712		$286,135

Payable for derivative contracts	As of March 31, 2022		As of December 31, 2021
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$2,567	$53	$9,378	$266
Currency forwards	$138,530	1,084	$149,575	1,346
Equity swaps	$825,229	152,265	$988,329	114,689
Options (a)	117,871	25,214	182,440	36,192
Netting - swap (b)		(131,802)		(92,330)
		$46,814		$60,163
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
(c) Interest rate swap offsetting the Company's floating rate debt on the Company's term loan. See Note 12
The following tables present the gross and net derivative positions and the related offsetting amount, as of March 31, 2022 and December 31, 2021. This table does not include the impact of over-collateralization.

		Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition
	Gross amounts recognized			Financial instruments (a)	Cash Collateral pledged (a)	Net amounts
	(dollars in thousands)
As of March 31, 2022
Receivable on derivative contracts, at fair value	$458,624	$115,912	$342,712	$1,431	$256,061	$85,220
Payable for derivative contracts, at fair value	178,616	131,802	46,814	2,840	—	43,974

As of December 31, 2021
Receivable on derivative contracts, at fair value	$367,877	$81,742	$286,135	$1,421	$211,442	$73,272
Payable for derivative contracts, at fair value	152,493	92,330	60,163	2,839	—	57,324
(a)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
The realized and unrealized gains/(losses) related to derivatives trading activities were $(37.8) million and $35.5 million for the three months ended March 31, 2022 and 2021, respectively, and are included in Investment income- Securities principal

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
transactions, net in the accompanying condensed consolidated statements of operations. The net gains (losses) on derivative contracts in the table above are one of a number of activities comprising the Company's business activities and are calculated before consideration of economic hedging transactions, which generally offset the net gains (losses) included above.
Pursuant to the various derivatives transactions discussed above, except for exchange traded derivatives and certain options, the Company is required to post/receive collateral. These amounts are recognized in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations respectively. As of March 31, 2022 and December 31, 2021, all derivative contracts were with major financial institutions.
Other investments
As of March 31, 2022 and December 31, 2021, other investments included the following:

	As of March 31, 2022	As of December 31, 2021
	(dollars in thousands)
Portfolio funds, at fair value (1)	$131,766	$137,986
Carried interest (2)	70,281	88,925
Equity method investments (3)	35,581	47,200
	$237,628	$274,111
(1) Portfolio funds, at fair value
The portfolio funds, at fair value as of March 31, 2022 and December 31, 2021, included the following:

	As of March 31, 2022	As of December 31, 2021
	(dollars in thousands)
HealthCare Royalty Partners LP (a)(*)	$791	$832
HealthCare Royalty Partners II LP (a)(*)	1,241	1,259
Eclipse Ventures Fund I, L.P. (b)	6,348	5,829
Eclipse Ventures Fund II, L.P. (b)	2,359	2,354
Eclipse Continuity Fund I, L.P. (b)	1,827	1,641
Starboard Value and Opportunity Fund LP (c)(*)	48,246	49,252
Starboard Value and Opportunity Fund Ltd (c) (*)	2,675	2,732
Lagunita Biosciences, LLC (d)	5,227	5,671
Starboard Leaders Fund LP (e)(*)	2,826	2,823
Formation8 Partners Fund I, L.P. (f)	19,949	20,992
BDC Fund I Coinvest 1, L.P. (g)	1,250	1,250
Difesa Partners, LP (h)	971	1,017
Cowen Sustainable Investments I LP (i)(*)	12,879	13,102
Cowen Healthcare Investments II LP (i) (*)	9,524	13,055
Cowen Healthcare Investments III LP (i)(*)	6,847	8,426
Cowen Healthcare Investments IV LP (i)(*)	1,987	1,071
Eclipse SPV I, LP (j)(*)	1,445	1,445
TriArtisan ES Partners LLC (k)(*)	1,805	1,805
TriArtisan PFC Partners LLC (l)(*)	1,177	1,112
Ramius Merger Fund LLC (m)(*)	1,760	1,692
Other private investment (n)(*)	294	303
Other affiliated funds (o)(*)	338	323
	$131,766	$137,986
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
(2)Carried interest
The Company applies an accounting policy election to recognize incentive income allocated to the Company under an equity ownership model in other investments in the accompanying condensed consolidated statements of financial condition (see Note 2o). Carried interest allocated to the Company from certain portfolio funds represents Cowen's general partner capital accounts from those funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds. All carried interest balances are earned from affiliates of the Company.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The carried interest as of March 31, 2022 and December 31, 2021, included the following:

	As of March 31, 2022	As of December 31, 2021
	(dollars in thousands)
Cowen Healthcare Investments II LP	$13,886	$23,327
Cowen Healthcare Investments III LP	11,510	18,523
Cowen Sustainable Investments I LP	6,725	7,436
Cowen Sustainable Investments Offshore I LP	8,114	9,196
CSI I Prodigy Co-Investment LP	2,241	2,436
CSI PRTA Co- Investment LP	8,682	9,535
TriArtisan TGIF Partners LLC	4,279	4,047
TriArtisan ES Partners LLC	3,389	3,401
TriArtisan PFC Partners LLC	10,408	9,394
Ramius Multi-Strategy Fund LP	555	587
Ramius Merger Fund LLC	368	861
RCG IO Renergys Sarl	124	136
Other affiliated funds	—	46
	$70,281	$88,925
(3) Equity method investments
Equity method investments include investments held by the Company in several operating companies. The operating agreement that governs the management of day-to-day operations and affairs of these entities stipulates that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these entities requires the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current Accounting Standards and the Company accounts for these investments under the equity method of accounting. Included in equity method investments are the investments in (a) HealthCare Royalty Partners General Partners (b) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day-to-day management (including portfolio management) of several activist investment funds and related managed accounts and (c) operating companies whose operations primarily include the day-to-day management of real estate entities. The Company recorded no impairment charges in relation to its equity method investments for the three months ended March 31, 2022 and 2021.
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
The following table summarizes equity method investments held by the Company:

	As of March 31, 2022	As of December 31, 2021
	(dollars in thousands)
Starboard Value LP	$25,741	$36,889
HealthCare Royalty GP III, LLC	1,830	1,957
HealthCare Royalty GP, LLC	1,595	1,451
HealthCare Royalty GP II, LLC	210	213
HealthCare Royalty GP IV, LLC	1,618	1,716
RCG Longview Debt Fund IV Management, LLC	331	331
HCR Overflow Fund GP, LLC	774	839
HCRP MGS Account Management, LLC	114	598
HCR Stafford Fund GP, LLC	3,119	2,955
Other	249	251
	$35,581	$47,200
The Company's income from equity method investments was $5.6 million and $12.6 million and for the three months ended March 31, 2022 and 2021, respectively, and is included in net gains (losses) on other investments on the accompanying condensed consolidated statements of operations.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying condensed consolidated statements of financial condition. As of March 31, 2022 and December 31, 2021, securities sold, not yet purchased, at fair value consisted of the following:

	As of March 31, 2022	As of December 31, 2021
	(dollars in thousands)
Common stock	$956,228	$1,192,396
Corporate bonds	1,349	37
Preferred stock	17,278	9,009
Warrants and rights	12	6
	$974,867	$1,201,448
Securities purchased under agreements to resell/securities sold under agreements to repurchase and securities lending and borrowing transactions
The following tables present the contractual gross and net securities borrowing and lending agreements and securities sold under agreements to repurchase and the related offsetting amount as of March 31, 2022 and December 31, 2021.

				Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
	Gross amounts recognized, net of allowance	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Additional Amounts Available	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of March 31, 2022
Securities borrowed	$1,761,146	$—	$1,761,146	$—	$1,661,310	$—	$99,836
Securities loaned	1,735,852	—	1,735,852	—	1,706,171	—	29,681
Securities purchased under agreements to resell	19,621	—	19,621	—	21,035	—	(1,414)
Securities sold under agreements to repurchase	229,192	—	229,192	—	249,116	—	(19,924)

As of December 31, 2021
Securities borrowed	1,704,603	—	1,704,603	—	1,652,007	—	52,596
Securities loaned	1,586,572	—	1,586,572	—	1,592,140	—	(5,568)
Securities sold under agreements to repurchase	$63,469	$—	$63,469	$—	$74,443	$—	$(10,974)
(a)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(b)Includes the amount of cash collateral held/posted.
The following tables present gross obligations for securities loaned and securities sold under agreements to repurchase by remaining contractual maturity and class of collateral pledged as of March 31, 2022 and December 31, 2021:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Open and Overnight	Up to 30 days	31 - 90 days	Greater than 90 days	Total
	(dollars in thousands)
As of March 31, 2022
Securities loaned
Common stock	$1,728,578	$—	$—	$—	$1,728,578
Corporate bonds	7,274	—	—	—	7,274
Securities purchased under agreements to resell
Corporate bonds	19,621	—	—	—	19,621
Securities sold under agreements to repurchase
Common stock	—	43,073	—	—	43,073
Corporate bonds	186,119	—	—	—	186,119
As of December 31, 2021
Securities loaned
Common stock	$1,570,835	$—	$—	$—	1,570,835
Corporate bonds	15,737	—	—	—	15,737
Securities sold under agreements to repurchase
Common stock	—	20,906	42,563	—	63,469
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $9.1 billion and $692.4 million as of March 31, 2022 and $9.7 billion and $744.5 million as of December 31, 2021, respectively. The carrying value of the Company's exposure to loss for these variable interest entities as of March 31, 2022 was $155.1 million, and as of December 31, 2021 was $165.5 million, all of which is included in other investments, at fair value in the accompanying condensed consolidated statements of financial condition. Additionally, the Company's maximum exposure to loss for the variable interest entities noted above as of March 31, 2022 and December 31, 2021, was $224.7 million and $233.6 million, respectively.  The maximum exposure to loss often differs from the carrying value of exposure to loss of the variable interests. The maximum exposure to loss is dependent on the nature of the variable interests in the VIEs and is limited to the notional amounts of certain commitments and guarantees.
b.    Consolidated Funds
Other investments, at fair value
Investments in portfolio funds, at fair value
As of March 31, 2022 and December 31, 2021, investments in portfolio funds, at fair value, included the following:

	As of March 31, 2022	As of December 31, 2021
	(dollars in thousands)
Investments of Enterprise LP	$97,182	$99,067
	$97,182	$99,067
Consolidated portfolio fund investments of Enterprise LP
On May 12, 2010, the Company announced its intention to close its master fund, Ramius Enterprise Master Fund Ltd ("Enterprise Master"). Enterprise LP operated under a "master-feeder" structure up until January 1, 2019, when Enterprise Master distributed its capital to each feeder and was liquidated. As of March 31, 2022 and December 31, 2021, the consolidated investments in portfolio funds include Enterprise LP's investment in RCG Special Opportunities Fund, Ltd which is a portfolio fund that invests in a limited number of private equity investments directly as well as through affiliated portfolio funds.
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly held by the Company, indirectly through the Company's consolidated entities or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of March 31, 2022 and December 31, 2021, the Company assessed whether or not its interests in an issuer for which the

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Company's pro-rata share exceeds 5% of the Company's equity. There was one indirect concentration that exceeded 5% of the Company's equity as of March 31, 2022 and December 31, 2021, respectively.
Through its investments in a Consolidated Fund and combined with direct Company investments, the Company maintained exposure to a particular investment which accounted for 5% or more of the Company's equity.

	Investment's percentage of the Company's stockholders' equity
	Issuer	Security Type	Country	Industry	Percentage of Stockholders' Equity	Market Value
						(dollars in thousands)
As of March 31, 2022	Linkem S.p.A.	Equity and warrants	Italy	Wireless Broadband	7.87%	$81,498
As of December 31, 2021	Linkem S.p.A.	Equity and warrants	Italy	Wireless Broadband	8.22%	$83,537
7. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of March 31, 2022 and December 31, 2021:

	Assets at Fair Value as of March 31, 2022
	Level 1	Level 2	Level 3	Netting (c)	Total
		(dollars in thousands)
Operating Entities
Securities owned, at fair value
Government bonds	$11,992	$—	$—	$—	$11,992
Preferred stock	20,483	—	169,701	—	190,184
Common stock	2,304,895	3,517	39,831	—	2,348,243
Convertible bonds	—	—	5,250	—	5,250
Corporate bonds	28,892	115,680	2,426	—	146,998
Trade claims	—	—	4,840	—	4,840
Term loan	—	2,375	—	—	2,375
Warrants and rights	34,525	—	18,557	—	53,082
Private investments	—	—	550	—	550
Receivable on derivative contracts, at fair value
Currency forwards	—	109	—	—	109
Equity swaps	—	388,875	—	(115,912)	272,963
Options	49,573	—	228	—	49,801
Interest rate swap	—	19,839	—	—	19,839
	$2,450,360	$530,395	$241,383	$(115,912)	$3,106,226
Portfolio funds measured at net asset value (a)					131,766
Consolidated Funds' portfolio funds measured at net asset value (a)					97,182
Carried interest (a)					70,281
Equity method investments (a)					35,581
Total investments					$3,441,036

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of March 31, 2022
	Level 1	Level 2	Level 3	Netting (c)	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased, at fair value
Common stock	$858,685	$97,543	$—	$—	$956,228
Corporate bonds	—	1,349	—	—	1,349
Preferred stock	17,278	—	—	—	17,278
Warrants and rights	12	—	—	—	12
Payable for derivative contracts, at fair value
Futures	53	—	—		53
Currency forwards	—	1,084	—	—	1,084
Equity swaps	—	152,265	—	(131,802)	20,463
Options	22,135	—	3,079	—	25,214
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	57,339	—	57,339
	$898,163	$252,241	$60,418	$(131,802)	$1,079,020
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
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during the first quarter of 2019 (the acquisition of Quarton International AG "Quarton"), the fourth quarter of 2020 (the acquisition of MHT Partners, LP "MHT") and the fourth quarter of 2021 (the acquisition of Portico Capital Advisors "Portico"), the Company is required to pay to the sellers a portion of future net income and/or revenues of the acquired businesses, if certain targets are achieved through the periods ended through December 31, 2024. For all acquisitions the Company estimated the contingent consideration liabilities using a combination of Monte Carlo and Discounted Cash Flow methods which require the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts for the Quarton acquisition can range from $12.5 million to $14.9 million. The undiscounted amounts for the MHT acquisition have no minimum or maximum as it is calculated based on revenue. The undiscounted amounts for the Portico acquisition can range from zero to $58.0 million.
(c) Derivatives are reported on a net basis, by counterparty, when a legal right of offset exists under an enforceable netting agreement as well as net of cash collateral received or posted under enforceable credit support agreements. See Note 2f for further information on offsetting of derivative financial instruments.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Assets at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Netting (c)	Total
		(dollars in thousands)
Operating Entities
Securities owned, at fair value
Government bonds	$16,002	$—	$—	$—	$16,002
Preferred stock	12,299	—	122,631	—	134,930
Common stock	2,396,041	121	32,658	—	2,428,820
Convertible bonds	—	—	5,250	—	5,250
Corporate bonds	—	19,049	2,419	—	21,468
Trade claims	—	—	3,496	—	3,496
Term loan	—	3,907	—	—	3,907
Private investments	—	—	410	—	410
Warrants and rights	31,056	—	15,403	—	46,459
Receivable on derivative contracts, at fair value
Currency forwards	—	80	—	—	80
Equity swaps	—	305,370	—	(81,742)	223,628
Options	60,985	—	234	—	61,219
Interest rate swap	—	1,208	—		1,208
	$2,516,383	$329,735	$182,501	$(81,742)	$2,946,877
Portfolio funds measured at net asset value (a)					137,986
Consolidated Funds' portfolio funds measured at net asset value (a)					99,067
Carried interest (a)					88,925
Equity method investments (a)					47,200
Total investments					$3,320,055

	Liabilities at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Netting (c)	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased, at fair value
Common stock	$1,192,396	$—	$—	$—	$1,192,396
Corporate bonds	—	37	—	—	37
Preferred stock	9,009	—	—	—	9,009
Warrants and rights	6	—	—	—	6
Payable for derivative contracts, at fair value
Futures	266	—	—	—	266
Currency forwards	—	1,346	—	—	1,346
Equity swaps	—	114,689	—	(92,330)	22,359
Options	32,773	—	3,419	—	36,192
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	62,223	—	62,223
	$1,234,450	$116,072	$65,642	$(92,330)	$1,323,834
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
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during the first quarter of 2019 (the Quarton acquisition), the fourth quarter of 2020 (the MHT acquisition) and the fourth quarter of 2021 (the Portico acquisition), the Company is required to pay to the sellers a portion of future net income and/or revenues of the acquired businesses, if certain targets are achieved through the periods ended through December 31, 2024. For all acquisitions the

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Company estimated the contingent consideration liabilities using a combination of Monte Carlo and Discounted Cash Flow methods which require the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts for the Quarton acquisition can range from $10.1 million to $25.0 million. The undiscounted amounts for the MHT acquisition have no minimum or maximum as it is calculated based on revenue. The undiscounted amounts for the Portico acquisition can range from zero  to $58.0 million.
(c) Derivatives are reported on a net basis, by counterparty, when a legal right of offset exists under an enforceable netting agreement as well as net of cash collateral received or posted under enforceable credit support agreements. See Note 2f for further information on offsetting of derivative financial instruments.
The following table includes a roll forward of the amounts for the three months ended March 31, 2022 and 2021 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Three Months Ended March 31, 2022
	Balance at December 31, 2021	Transfers in	Transfers out	Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at March 31, 2022	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$122,631	$—	$—	$3,441	$(1,100)	$44,729	$169,701	$44,729
Common stock	32,658	—	—	2,018	(33)	5,188	39,831	5,188
Convertible bonds	5,250	—	—	—	—	—	5,250	—
Corporate bond	2,419	—	—	—	—	7	2,426	7
Options, asset	234	—	—	—	—	(6)	228	(6)
Options, liability	3,419	—	—	—	—	(340)	3,079	(340)
Warrants and rights	15,403	—	—	414	—	2,740	18,557	2,740
Trade claims	3,496	—	—	1,666	(615)	293	4,840	293
Private investments	410	—	—	353	(250)	37	550	37
Contingent consideration liability	62,223	—	—	—	(10,076)	5,192	57,339	5,192

	Three Months Ended March 31, 2021
	Balance at December 31, 2020	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at March 31, 2021	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$59,967	$—	$—		$1,859	$(4,651)	$(698)	$56,477	$(698)
Common stock	23,786	—	(5,353)	(a)	3,226	(1,387)	2,434	22,706	1,679
Convertible bonds	6,040	—	—		1,050	(3,930)	(23)	3,137	(23)
Corporate Bond, asset	135	—	—		70	(49)	(20)	136	(49)
Options, asset	251	—	—		—	—	(10)	241	(10)
Options, liability	3,915	—	—		—	—	(618)	3,297	(618)
Warrants and rights	6,547	—	—		3,406	(1,206)	(823)	7,924	(895)
Term Loan	12,623	—	—		322	—	(521)	12,424	(521)
Trade claim	8,713	—	—		1,378	(4,216)	30	5,905	(1,021)
Private investments	642	—	—		443	—	—	1,085	—
Corporate bond, liability	704	—	—		—	(289)	—	415	—
Government bonds, liability	1,500	—	—		—	(1,278)	300	522	87
Contingent consideration liability	37,952	—	—		(11,312)	—	(7,061)	19,579	(7,061)
Consolidated Funds
Common stock	2,951	—	—		—	—	—	2,951	—
Warrants and rights	5,806	—	—		—	(670)	193	5,329	(477)
(1) Unrealized gains/losses are reported in Investment income - Securities principal transactions, net in the accompanying condensed consolidated statements of operations.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(a) The entity in which the Company is invested completed an initial public offering.
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
The following table includes quantitative information as of March 31, 2022 and December 31, 2021 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value March 31, 2022	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$75,253	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	12.5% - 20% 6.25x - 6.75x	13% 6.5x
Options	228	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	12.5% - 13.5% 6.25x - 6.75x	13% 6.5x
Trade claims	2,138	Discounted cash flows	Discount rate	50%	50%
Warrants and rights	5,986	Discounted cash flows Guideline companies Option pricing model	Discount rate EBITDA Market Multiples Volatility	12.5% - 13.5% 6.25x - 6.75x 73% - 103%	13.0% 6.5x 97.2%
Other level 3 assets (a)	157,778
Total level 3 assets	$241,383
Level 3 Liabilities
Options	3,079	Discounted cash flows Option pricing model	Discount rate Volatility	2.29% 35%	2.29% 35%
Contingent consideration liability	57,339	Discounted cash flows Monte Carlo simulation	Discount rate Volatility	8.6% - 16% 20% - 22%	12.3% 20.9%
Total level 3 liabilities	$60,418

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2021	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$76,491	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	12.5% - 20% 6.25x - 6.75x	13% 6.5x
Trade claims	2,376	Discounted cash flows	Discount rate	40%	40%
Warrants and rights	4,483	Discounted cash flows Guideline companies Option pricing model	Discount rate EBITDA Market Multiples Volatility	12.5% - 13.5% 6.25x - 6.75x 90% - 100%	13% 6.5x 95%
Options	234	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	12.5% - 13.5% 6.25x - 6.75x	13% 6.5x
Other level 3 assets (a)	98,917
Total level 3 assets	$182,501
Level 3 Liabilities

Options	3,419	Option pricing model	Volatility	35%	35%
Contingent consideration liability	62,223	Discounted cash flows Monte Carlo simulation	Discount rate Volatility	7% - 15% 20% - 24%	12% 22%
Total level 3 liabilities	$65,642
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
Other financial assets and liabilities
The following table presents the carrying values and fair values, at March 31, 2022 and December 31, 2021, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value (see Note 2e).

	March 31, 2022				December 31, 2021				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$512,978		$512,978		$914,343		$914,343		Level 1
Cash collateral pledged	52,865		52,865		47,494		47,494		Level 2
Segregated cash	220,882		220,882		194,701		194,701		Level 1
Securities purchased under agreements to resell	19,621		19,621		—		—		Level 2
Securities borrowed	1,761,146		1,761,146		1,704,603		1,704,603		Level 2
Loans receivable	5,041		5,041	(b)	4,858		4,858	(b)	Level 3
Consolidated Funds
Cash and cash equivalents	23		23		296		296		Level 1
Financial Liabilities
Securities sold under agreements to repurchase	229,192		229,192		63,469		63,469		Level 2
Securities loaned	1,735,852		1,735,852		1,586,572		1,586,572		Level 2
Notes payable and other debt	625,766	(c)	644,238	(a)	623,371	(c)	655,229	(a)	Level 2
(a)Notes payable and other debt are based on the last broker quote available.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(b)The fair market value of level 3 loans is calculated using discounted cash flows where applicable.
(c)The carrying amount of the notes payable and other debt includes an unamortized discount and unamortized premium of $2.7 million and $0.2 million as of March 31, 2022, respectively, and unamortized discount and unamortized premium of $2.8 million and $0.3 million as of December 31, 2021, respectively.
8. Deposits with Clearing Organizations, Brokers and Banks
Under the terms of agreements between the Company and some of its clearing organizations, brokers and banks, balances owed are collateralized by certain of the Company's cash and securities balances. As of March 31, 2022 and December 31, 2021, the Company had a total of $105.9 million and $111.9 million, respectively, in deposit accounts with clearing organizations, brokers and banks that could be used as collateral to offset losses incurred by the clearing organizations, brokers and banks, on behalf of the Company's activities, if such losses were to occur.
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
As of March 31, 2022 and December 31, 2021, amounts receivable from brokers, dealers and clearing organizations include:

	As of March 31, 2022	As of December 31, 2021
	(dollars in thousands)
Broker-dealers	$1,342,242	$1,533,713
Securities failed to deliver	91,561	17,851
Clearing organizations	44,450	56,075
Securities borrowed/loaned interest receivable	9,658	6,708
	$1,487,911	$1,614,347
As of March 31, 2022 and December 31, 2021, amounts payable to brokers, dealers and clearing organizations include:

	As of March 31, 2022	As of December 31, 2021
	(dollars in thousands)
Broker-dealers	$419,423	$483,112
Securities failed to receive	95,201	57,894
Clearing organizations	62,804	37,925
Securities borrowed/loaned interest payable	10,112	7,622
	$587,540	$586,553
10. Receivable From and Payable To Customers
As of March 31, 2022 and December 31, 2021, receivable from customers of $159.6 million and $159.4 million, respectively, consist of amounts owed by customers relating to securities transactions not completed on settlement date and receivables arising from prepaid research.
As of March 31, 2022 and December 31, 2021, payable to customers of $2.2 billion and $2.4 billion, respectively, include amounts due on cash and margin transactions to the Company's clients, some of which have their assets held by a Company omnibus account, which are included within receivables from brokers, dealers and clearing organizations in the accompanying condensed consolidated statements of financial condition. In the omnibus structure, positions that are owned by Cowen International Ltd are fully cross collateralized by client funds, meaning that the Company does not have market risk. Additionally, Cowen International Ltd has no obligation to settle any trade that it deems inappropriate from a risk perspective, adding an important market and counterparty risk mitigating factor.
11. Commission Management Payable
The Company receives a gross commission from various brokers, which is then used to fund commission sharing and recapture arrangements, less the portion retained as income to the Company. Accrued commission sharing and commission

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
recapture payable of $127.0 million and $103.0 million, as of March 31, 2022 and December 31, 2021, respectively, are classified as commission management payable in the accompanying condensed consolidated statements of financial condition.
12. Convertible Debt and Notes Payable
As of March 31, 2022 and December 31, 2021, the Company's outstanding debt was as follows:

	As of March 31, 2022	As of December 31, 2021
	(dollars in thousands)
Notes payable	$174,139	$174,015
Term loan	434,319	435,147
Other notes payable	15,857	12,537
Finance lease obligations	1,451	1,672
	$625,766	$623,371
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
On March 24, 2021, the Company issued a redemption notice announcing that the Company would redeem all of the December 2022 Convertible Notes, and provided holders the option to elect to settle the as-converted value of the December 2022 Convertible Notes as allowed under the terms of the December 2022 Convertible Notes. As a result of the Company’s call for redemption of the December 2022 Convertible Notes, the December 2022 Convertible Notes were convertible, at the option of the holder at any time prior to June 22, 2021, the second business day prior to the December 2022 Convertible Notes' Redemption Date. On June 24, 2021 (the "Redemption Date") the Company redeemed all of the outstanding principal amount of the December 2022 Convertible Notes. The redemption amount was determined based on the holders election to convert, which allowed for either 100.00% of the principal amount thereof plus accrued and unpaid interest on such principal amount up to June 15, 2021, to, but not including the Redemption Date of the December 2022 Convertible Notes, or the value of the Company's Class A common stock to be issued on conversion. The settlement method for the December 2022 Convertible Notes was $88.1 million in cash, (the outstanding principal amount of the December 2022 Convertible Notes) and 2,938,841 shares of the Company’s Class A common stock, (the remainder of the conversion obligation in excess of the principal amount). The conversion rate on the December 2022 Convertible Notes on the Redemption Date was 33.35 shares of the Company’s Class A common stock per $1,000.00 principal amount of December 2022 Convertible Notes converted. In conjunction with the redemption of the remaining December 2022 Convertible Notes, the Company accelerated the pro rata unamortized discount of $5.1 million and capitalized debt issuance costs of $0.5 million.
Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $0.8 million for the three months ended March 31, 2021, based on an effective interest rate of 7.13%.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and was amortized over the life of the December 2022 Convertible Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The Company recorded interest expense of $0.7 million for the three months ended March 31, 2021.
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, which is shown net in notes payable in the accompanying condensed consolidated statement of financial condition. To date the May 2024 Notes have maintained their initial private rating. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $1.4 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in September 2019, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the "June 2033 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $1.9 million for the three months ended March 31, 2022 and 2021, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the "December 2027 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million for three months ended March 31, 2021. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
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
Term Loan
March 2028 Term Loan
On March 24, 2021, the Company borrowed $300 million of first lien term loan due March 24, 2028. On December 15, 2021, the Company borrowed an additional $150 million first lien term loan under the same terms and conditions as, and fungible with, the initial first lien term loan (collectively, the “March 2028 Term Loan”). The aggregate amount borrowed under the March 2028 Term Loan is $450 million. The March 2028 Term Loan bears interest at an annual rate equal to, at the option of the Company, either the (a) London Inter-bank Offered Rate ("LIBOR") (adjusted for reserves and subject to a floor of 0.75%) plus a margin of 3.25% or (b) an alternate base rate plus a margin of 2.25%. The Company is required to pay amortization of approximately 1.00% per annum of the original principal amount of the March 2028 Term Loan. Additionally, the Company has entered into an interest rate swap to offset the floating interest rate of the March 2028 Term Loan (See Note 6). The obligations of the Company for the March 2028 Term Loan are guaranteed by certain of the Company’s wholly-owned domestic subsidiaries (excluding its broker-dealer subsidiaries) (the “Guarantors”) and secured by substantially all of the assets of the Company and the

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Guarantors, subject in each case to certain customary exceptions. The terms of the March 2028 Term Loan contain customary affirmative and negative covenants, subject to certain customary exceptions, thresholds, qualifications and “baskets”. Proceeds from the March 2028 Term Loan were used to (i) satisfy and discharge and redeem the Company’s 2027 Senior Notes, (ii) redeem the Company’s December 2022 Convertible Notes that remained outstanding as of March 31, 2021 and pay the cash settlement amount in connection with the conversion of December 2022 Convertible Notes prior to that redemption date, and (iii) for the payment of fees, commissions, premiums, expenses and other transaction costs (including original issue discount or upfront fees) payable in connection with the transactions related thereto. As of March 31, 2022, the outstanding principal amount of the March 2028 Term Loan was $445.5 million.
Interest expense for the March 2028 Term Loan was $4.5 million and $0.2 million for the three months ended March 31, 2022 and 2021, based on an effective interest rate of 4.46%. In March 2021, the Company capitalized debt issuance costs of approximately $6.6 million and initial unamortized discount of $1.5 million related to the March 2028 Term Loan which is a direct deduction from the carrying value of the debt and will be amortized over the life of the March 2028 Term loan in interest and dividends expense in the accompanying condensed consolidated statements of operations. In December 2021, the Company capitalized debt issuance costs of approximately $2.7 million and unamortized discount of $1.5 million related to the additional borrowing of $150 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the March 2028 Term loan in interest and dividends expense in the accompanying condensed consolidated statements of operations.
The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that all US Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative as of June 30, 2023. As the March 2028 Term Loan represents the Company’s only significant exposure to LIBOR as of March 31, 2022, the transition to an alternative Inter-bank Offer Rate is not expected to have a material impact on Company's consolidated financial statements.
Other Notes Payable
During January 2022, the Company borrowed $4.0 million to fund insurance premium payments. This note had an effective interest rate of 2.01% and was due in December 2022, with monthly payment requirements of $0.4 million. As of March 31, 2022, the outstanding balance note was $3.2 million. Interest expense for the three months ended March 31, 2022 was insignificant.
On September 30, 2020, the Company borrowed $72.0 million from Purple Protected Asset S-81 ("PPA S-81"), a Luxembourg entity unrelated to Cowen. The Company repaid $60.0 million of the PPA S-81 loan in June 2021. The loan is payable on September 30, 2023, had an initial interest rate of 1.4 times the Secured Overnight Financing Rate ("SOFR") plus 6.07% until December 31, 2020 and 1.4 times the SOFR plus 5.8% until June 30, 2021 and 3.65 times the SOFR plus 4.0% thereafter with quarterly interest payments. The loan obligation, as well as a loan issued by The Military Mutual Ltd (a United Kingdom company unrelated to Cowen) with principal of $28.4 million that was sold by Cowen Re to PPA S-81 at fair value for no gain or loss on September 30, 2020, are fully cash collateralized through a reinsurance policy provided by Cowen Re which is reflected in cash collateral pledged in the condensed consolidated statements of financial condition as of December 31, 2020 (see Notes 4 and 18). The Company capitalized debt issuance costs of approximately $1.7 million which is a direct deduction from the carrying value of the loan and will be amortized over the life of the loan in interest and dividends expense shown in the accompanying condensed consolidated statements of operations. The Company recorded interest expense of $0.5 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively, related to its loan payable to PPA S-81.
During November 2019, the Company borrowed $2.6 million to fund general corporate capital expenditures. This note had an effective interest rate of 6% and is due in November 2024, with monthly payment requirements of $0.1 million. As of March 31, 2022, the outstanding balance on this note was $1.5 million. Interest expense for the three months ended March 31, 2022 and 2021 was insignificant.
Finance Lease Obligations
The Company has entered into various finance leases for computer equipment. These finance lease obligations are included in notes payable and other debt in the accompanying condensed consolidated statements of financial condition.
For the three months ended March 31, 2022 and 2021, quantitative information regarding the Company's finance lease obligations reflected in the accompanying condensed consolidated statements of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	$324	$309
Interest on lease liabilities	$20	$34
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$20	$34
Financing cash flows from finance leases	$274	$332

Weighted average remaining lease term - operating leases (in years)	1.63	2.01
Weighted average discount rate - operating leases	4.66%	4.89%
Annual scheduled maturities of debt and minimum payments (of principal and interest) for all debt outstanding as of March 31, 2022, are as follows:

	Notes Payable	Term Loan	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2022	$11,468	$16,733	$3,752	$849
2023	13,405	22,351	12,593	500
2024	88,578	22,168	543	100
2025	7,750	21,986	—	49
2026	7,750	21,803	—	12
Thereafter	150,375	445,631	—	—
Subtotal	279,326	550,672	16,888	1,510
Less (a)	(105,187)	(116,353)	(1,031)	(59)
Total	$174,139	$434,319	$15,857	$1,451
(a)Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the Company's convertible debt.
Letters of Credit
As of March 31, 2022, the Company has six irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged cash collateral for reinsurance agreements (See Note 4).
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of March 31, 2022 and December 31, 2021, there were no amounts due related to these letters of credit.
13. Redeemable Preferred Stock
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
On May 19, 2015, the Company completed its offering of 120,750 shares of Series A Convertible Preferred Stock that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum, which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and paid a cash dividend in respect of the Series A Convertible Preferred Stock of $1.7 million for the three months ended March 31, 2022. The Company declared and accrued a cash dividend in respect of the Series A Convertible Preferred Stock of $1.7 million for the three months ended March 31, 2021. Each share of Series A Convertible Preferred Stock is non-voting and has a liquidity preference over the Company's Class A common stock and ranks senior to all classes or series of the Company's Class A common stock, but junior to all of the Company's existing and future indebtedness with respect to dividend rights and rights upon the Company's involuntary liquidation, dissolution or winding down.
Upon issuance, each share of Series A Convertible Preferred Stock was convertible, at the option of the holder, into a number of shares of the Company's Class A common stock equal to the liquidation preference of $1,000.00 divided by the conversion rate. The initial conversion rate (subsequent to the December 5, 2016 reverse stock split) is 38.0619 shares (which equates to $26.27 per share) of the Company's Class A common stock for each share of the Series A Convertible Preferred Stock. At any time on or after May 20, 2020, when the Company's capped call option expired, the Company was able to elect to convert all outstanding shares of the Series A Convertible Preferred Stock into shares of the Company's Class A common stock, cash or a combination thereof, at the Company's election, in each case, based on the then-applicable conversion rate, if the last reported sale price of the Company's Class A common stock equals or exceeds 150% of the then-current conversion price on at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days (including on the last trading day of such period) immediately prior to such election. At the time of conversion, the conversion rate may be adjusted based on certain events, including but not limited to the issuance of cash dividends or Class A common stock as dividends to the Company's Class A common shareholders or a share split or combination.
On December 31, 2021, the Company irrevocably elected that, upon the conversion of any share of the outstanding Series A Convertible Preferred Stock, the Company will settle $1,000.00 of its conversion obligation in cash. With respect to each conversion, to the extent the conversion obligation per share of Series A Convertible Preferred Stock is greater than $1,000.00, the Company may satisfy its conversion obligation in respect of such excess using any settlement method permitted under the Certificate of Designations. As the holders can exercise the conversion option on their shares of Series A Convertible Preferred Stock at any time and require cash payment upon conversion, the Company reclassified the Series A Convertible Preferred Stock to temporary equity at December 31, 2021.
14. Stockholder's Equity
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Embedded Cash Conversion Option on the December 2022 Convertible Notes
Upon issuance of the December 2022 Convertible Notes (see Note 12), the Company recognized the embedded cash conversion option at fair value of $23.4 million which was valued as of June 26, 2018 at $29.0 million. On June 26, 2018, the Company received shareholder approval for the Company to settle the December 2022 Convertible Notes entirely in Class A common stock. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity. The Company allocated $29.6 million of the cash consideration paid on the December 2020 partial extinguishment of the Convertible Notes (see Note 12) to this equity component. The Company redeemed all of the remaining December 2022 Convertible Notes on June 24, 2021.
Cash Dividends to Common Stockholders
During the first quarter of 2020, the Company began the declaration of a quarterly cash dividend payable on its common stock. During March 2021, the Company's Board of Directors declared a cash dividend of $0.08 per share of Class A common stock. During June 2021, September 2021 and December 2021, the Company's Board of Directors declared a cash dividend of $0.10 per share of Class A common stock. During March 2022, the Company's Board of Directors declared a cash dividend of $0.12 per share of Class A common stock. Dividends are payable on all outstanding shares of Class A common stock and on granted but unvested shares of Class A common stock under the Equity Plans on the date of record (See Note 19). During the three months ended March 31, 2022, the Company paid $3.9 million of cash dividends to its holders of Class A common stock.
Treasury Stock
Treasury stock of $583.5 million as of March 31, 2022, compared to $547.1 million as of December 31, 2021, resulted from $12.3 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Equity Plans or other similar transactions and $24.1 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the three months ended March 31, 2022:

	Treasury Stock Shares	Cost (dollars in thousands)	Average Cost per Share
Balance outstanding at December 31, 2021	28,047,929	$547,112	$19.51
Shares purchased for minimum tax withholding under the 2010 and 2020 Equity Plans or other similar transactions	374,149	12,283	32.83
Purchase of treasury stock	798,302	24,140	30.24
Balance outstanding at March 31, 2022	29,220,380	$583,535	$19.97

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
15. Non-Controlling Interests in Consolidated Subsidiaries and Investment Funds
Redeemable and nonredeemable non-controlling interests in consolidated subsidiaries and investment funds and the related net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds are comprised as follows:

	As of March 31, 2022	As of March 31, 2021
	(dollars in thousands)
Nonredeemable non-controlling interests in consolidated subsidiaries and investment funds
Operating companies
Beginning balance	126,105	83,818
Capital contributions	1,610	3,498
Capital distributions	(5,901)	(2,348)
Income (loss) attributable to non-controlling interests	20,858	7,661
Ending balance	142,672	92,629

Consolidated Funds
Beginning balance	33,630	115,806
Capital contributions	—	19,017
Capital distributions	—	(16,425)
Deconsolidation of entity	—	(74,813)
Income (loss) attributable to non-controlling interests	(727)	(3,099)
Ending balance	32,903	40,486

Total Nonredeemable non-controlling interests in consolidated subsidiaries and investment funds	$175,575	$133,115

16. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income includes the after tax change in Other revenues in the accompanying condensed consolidated statement of operations. During the periods presented, the Company did not have material reclassifications out of other comprehensive income.

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Beginning balance	$(2)	$(7)
Foreign currency translation	2	4
Ending balance	$—	$(3)

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
17. Revenue from Contracts with Customers
For the three months ended March 31, 2022 and 2021, the following tables presents revenues from contracts with customers disaggregated by fee type and segment.

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Revenue from contracts with customers	Operating Company
Investment banking
Underwriting fees	$17,583	$154,304
Strategic/financial advisory fees	58,789	73,555
Placement and sales agent fees	22,584	72,544
Expense reimbursements from clients	2,586	4,431
Total investment banking revenue	101,542	304,834
Brokerage
Commissions	152,483	159,681
Trade conversion revenue	7,410	6,241
Equity research fees	6,203	4,593
Total brokerage revenue from customers	166,096	170,515
Management fees	16,555	25,499
Incentive income	633	2,258
Total revenue from contracts with customers - Op Co	$284,826	$503,106

	Asset Company
Management fees	214	243
Incentive income	—	—
Total revenue from contracts with customers - Asset Co	214	243
Total revenue from contracts with customers	$285,040	$503,349

18. Insurance and reinsurance
Cowen Insurance Co is a Malta based insurance company that reinsures a significant proportion of its portfolio (“Outward Reinsurance”). The Company's wholly owned Luxembourg subsidiary, Cowen Reinsurance S.A. (formerly Hollenfels Re S.A.) (“Cowen Re”) provides reinsurance to third party insurance and reinsurance companies (“Inward Reinsurance”). Cowen Insurance Co’s and Cowen Re's share of claims incurred and paid during the periods below, as well as the change in claims outstanding and claims incurred but not reported ("IBNR") during these periods, net of reinsurance, were as follows:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Incurred and paid claims
Insurance (net of Outward Reinsurance)	$1,067	$744
Inward Reinsurance	3,011	3,904
Total	$4,078	$4,648
Change in claims outstanding and claims IBNR
Insurance (net of Outward Reinsurance)	$54	$(136)
Inward Reinsurance	(589)	(559)
Total	$(535)	$(695)
Cowen Insurance Co and Cowen Re utilize several methods to determine their claims IBNR. Cowen Insurance Co and Cowen Re generally employ an estimation methodology whereby historical average claims ratios over a period of up to 10 years are utilized, based on availability of data. In cases where current claims development contradicts historical results, Cowen Insurance Co and Cowen Re employ a method to average claims ratios derived through different actuarial calculation methods. If an event occurs that may give rise to significant future claims in excess of the amount calculated using the above-mentioned

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
methodologies, the impact of such an event is calculated using existing claims data and actuarial estimation methods to adjust Cowen Insurance Co's and Cowen Re's IBNR provision. During the three months ended March 31, 2022, claims liability and claim adjustment expenses were calculated using the above-mentioned methods consistent with prior years.
While Cowen Insurance Co and Cowen Re typically settle their premiums and claim payments on a quarterly basis, the frequency of claims in the underlying policies is impractical for Cowen Insurance Co and Cowen Re to obtain. Cowen Insurance Co and Cowen Re write contracts on both a proportional and non-proportional basis. The contracts contain inspection rights to allow the companies to inspect the policy documents that provide the source for the underlying data provided by the cedant. This negates the need for them to collect and hold the documents themselves which would be impracticable. Cowen Insurance Co and Cowen Re did not discount any of its reserves and did not cede any portion of its exposures during the three months ended March 31, 2022 and 2021.
From time to time, Cowen Insurance Co and Cowen Re may enter into insurance and reinsurance agreements that require it to post collateral of cash or U.S. government bonds to cover certain exposures as defined in the respective insurance and reinsurance agreements. As of March 31, 2022, Cowen Re had pledged $61.4 million of collateral towards such reinsurance obligations, of which $49.4 million was in cash and $12.0 million was in U.S. government bonds. As of March 31, 2021, total collateral pledged was $120.5 million, of which $106.8 million was cash and $13.7 million was U.S. government bonds. The collateral pledged as of March 31, 2022 was $1.4 million higher than the amounts pledged at December 31, 2021. This is due to cash movements required to maintain contracted minimum balances with cedants. Cowen Re expects $40.5 million of the cash collateral pledged to be released on September 30, 2023. The remaining collateral of $20.9 million is expected to be released periodically between March 31, 2022 and March 31, 2024 in accordance with the terms of the underlying insurance and reinsurance agreements. As of December 31, 2021, Cowen Insurance Co had no pledged collateral.
19. Share-Based Payments, Deferred Compensation and Employee Ownership Plans
The Company has issued share-based compensation under the 2010 and 2020 Equity Incentive Plan (the "Equity Plans"). The Equity Plans permit the grant of options, restricted shares, restricted stock units, and other equity-based awards to the Company's employees and directors. Stock options granted generally vest over two to five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued, both of which are eligible to accrue dividend equivalents, may be immediately vested or may generally vest over a two-to five-year period. Awards are subject to the risk of forfeiture, inclusive of accrued dividend equivalents. As of March 31, 2022, there were 0.6 million shares available for future issuance under only the 2020 Equity Incentive Plan.
Under the Equity Plans, the Company awarded $49.1 million of deferred cash awards to its employees during the three months ended March 31, 2022. These awards vest over a four-year period and accrue interest at 0.70% per year. As of March 31, 2022, the Company had unrecognized compensation expense related to the Equity Plans' deferred cash awards of $89.8 million.
The Company measures compensation cost for equity classified share-based awards on grant date and amortizes the unearned compensation associated with such awards on a straight-line basis over the vesting period of the option or award, net of estimated forfeitures. In relation to awards under the Equity Plan, the Company recognized compensation expense of $21.6 million and $28.2 million for the three months ended March 31, 2022 and 2021, respectively. The income tax effect recognized for the Equity Plans was a benefit of $7.0 million and $10.8 million for the three months ended March 31, 2022 and 2021, respectively.
Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value
Beginning balance outstanding	4,595,342	$24.33	5,450,191	$17.56
Granted	1,919,504	31.98	1,593,941	34.85
Vested	(224,073)	19.32	(291,062)	16.11
Canceled	—	—	—	—
Forfeited	(16,526)	20.51	(8,134)	20.22
Ending balance outstanding	6,274,247	$26.86	6,744,936	$21.71

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Included in the restricted share and restricted stock unit activity are performance-linked restricted stock units of 1,974,217 which were awarded from March 2016 through March 2022. Certain of the awards granted have the ability to be cash settled when the attained award exceeds a certain percentage of granted amount. The cash portion of the award has been bifurcated from the equity component and recorded as a compensation payable in the accompanying condensed consolidated statement of financial condition. Of the awards granted, 712,652 have vested and 320,681 have been canceled, as they did not meet the performance criteria, through March 31, 2022. Included in vested units are 233,333 units that had an attainable share value of 420,000, and were delivered in March 2021. Of this attainable share value 350,000 shares were settled in the issuance of the Company's Class A common stock and were delivered in March 2021 with the remaining 70,000 shares being settled in cash at the volume weighted average price on settlement date. Also included in vested units are 333,333 units that had an attainable share value of 666,666, due to reaching certain performance goals. Of this attainable value 528,800 shares were settled in the Company's Class A common stock and were delivered in March 2022 with the remaining 137,866 shares being settled in cash at the volume weighted average price of the Company's Class A common stock on settlement date. The remaining awards, included in the outstanding balance as of March 31, 2022, vest on December 2022, December 2023 and December 2024 and will be earned only to the extent that the Company attains specified market conditions relating to its volume-weighted average share price and total shareholder return in relation to certain benchmark indices and performance goals relating to aggregate net income and average return on shareholder equity. The actual number of attained shares ultimately earned could vary from zero, if performance goals are not met, to as much as 240% of the targeted award. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of March 31, 2022, there was $116.0 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.14 years.
Restricted Shares and Restricted Stock Units Granted to Non-Employee Board Members
There were no restricted stock units awarded to non-employee board members during the three months ended March 31, 2022 and 2021. The Company delivered no units to non-employee board members during the three months ended March 31, 2022 and 2021. As of March 31, 2022 and 2021, there were 246,333 and 259,536 restricted stock units outstanding for non-employee board members, respectively.
Other Share Based Payments and Awards
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
On March 1, 2022, Cowen Digital Holdings LLC (“CDIG”) authorized 2,000,000 Class B Units, of which 1,487,500 Class B Units were issued to an affiliate, for which a subsidiary of the Company is the Managing Member, on behalf of the Company’s employees as incentive awards (the "Digital Awards") under the 2022 Equity Unit Incentive Plan. The Class B Units will, upon vesting, represent a 20% ownership of CDIG, a consolidated subsidiary of the Company upon vesting. Once the vesting conditions of the Digital Awards have been met, such awards will be presented as nonredeemable non-controlling interest in the accompanying condensed consolidated statements of financial condition. Half of the Digital Awards vest over a period of time and are tied to service (time based) and the other half vest when a qualifying event as stipulated in the Digital Award documents occurs (performance based). Once vested, Class B units will not be entitled to distributions unless and until a profit distribution hurdle has been met. The Company recognized compensation expense of $0.3 million related to the time based Digital Awards for the three months ended March 31, 2022. At March 31, 2022, there was $1.3 million of unrecognized compensation expense related to the time based Digital Awards which will be recognized over their five year vesting period. The fair value of time based Digital Awards is determined based on the fair market value of CDIG and its consolidated subsidiaries. The fair market value of CDIG and its consolidated subsidiaries is calculated utilizing recent transactions, discounted cash flows, and market multiples. The Digital Awards are then using a standard Black Scholes options pricing model. The primary input in determining the fair market value as of March 1, 2022 was recent/pending transactions in CDIG’s underlying investments. The expense related

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
to the performance based component of the Digital Awards will be recognized when the qualifying event is considered to be probable. The income tax effect recognized for the Digital Awards was a benefit of $0.1 million for the three months ended March 31, 2022.
20. Income Taxes
The taxable results of the Company’s U.S. operations are included in the consolidated income tax returns of Cowen, Inc. as well as stand-alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings are submitted on a stand-alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries that file tax returns are United Kingdom, Luxembourg, Malta, Germany, Switzerland, Israel, South Africa, Canada and Hong Kong.
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. To the extent that information is not available for the Company to fully determine the full year estimated impact of an item of income or tax adjustment, the Company calculates the tax impact of such item discretely. Accordingly, the Company uses the discrete methodology to calculate the tax impact of income attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds. Based on these methodologies, the Company’s effective income tax rate was 17.74% and 26.36% for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, the item whose tax impact was recorded discretely related primarily to stock compensation.
For the three months ended March 31, 2022, the effective tax rate differs from the statutory rate of 21% primarily due to income attributable to non-controlling interests in consolidated subsidiaries and investment funds, global intangible low-taxes income, foreign taxes, as well as other nondeductible expenses. For the three months ended March 31, 2021, the effective tax rate differs from the statutory rate of 21% primarily due to income attributable to noncontrolling interests in consolidated subsidiaries and investment funds, global intangible low-taxes income, stock compensation, as well as other nondeductible expenses.
The Company has no uncertain tax position liability as of March 31, 2022 and December 31, 2021.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of March 31, 2022, the Company recorded a valuation allowance against deferred tax assets related to its foreign tax credits and foreign net operating losses.
The Company is subject to examination by the United States Internal Revenue Service as well as state, local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York, United Kingdom, Luxembourg, Malta, and Germany.
The Company continues to permanently reinvest the capital and accumulated earnings of its subsidiaries in the United Kingdom, Malta, Germany, Switzerland, Israel, Canada, and Hong Kong.
21. Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of shares of Class A common stock outstanding for the period. As of March 31, 2022, there were 27,614,903 shares of Class A common stock outstanding. As of March 31, 2022, the Company has included 246,803 fully vested, unissued restricted stock units and restricted shares in its calculation of basic earnings per share. As of December 31, 2021, there were 27,778,964 shares of Class A common stock outstanding. As of December 31, 2021, the Company has included 972,732 fully vested, unissued restricted stock units and restricted shares in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive items. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares and restricted stock units. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, for the entire period being presented. The number of performance-linked unvested restricted stock units that are included in the calculation are at the amount that could be earned using current payout rates. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the amount of compensation cost attributed to future services and not yet recognized.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The Company previously concluded that it had the intent and ability to settle the December 2022 Convertible Notes in cash and, as a result, the convertible notes did not have an impact on the Company's diluted earnings per share calculation. On March 24, 2021, the Company issued a redemption notice announcing that the Company would redeem all of the December 2022 Convertible Notes (See Note 12). On June 24, 2021, the Company cash settled the December 2022 Convertible Notes up to the principal amount of the December 2022 Convertible Notes and share settled through the delivery of shares of the Company’s Class A common stock for the remainder of the conversion obligation in excess of the principal amount. The shares of the Company’s Class A common stock issued are within basic earnings per share subsequent to June 24, 2021. Prior to that date, the Company has applied the if-converted method to the portion of the December 2022 notes above the principal amount that settled in shares upon a conversion in dilutive earnings per share.
On December 31, 2021, the Company irrevocably elected to cash settle $1,000.00 of its obligation in respect of each conversion of any share of the Series A Convertible Preferred Stock. Prior to this date, the Company could elect to settle the Series A Convertible Preferred Stock in shares, cash, or a combination of both. Effective January 1, 2022, Company adopted ASC 470-20, which requires the Company to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement (if the effect is more dilutive) for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. With the adoption of this guidance, the Company is required to include the portion of the Series A Convertible Preferred Stock that can be settled in Class A common stock (the amount in excess of $1,000.00 per share of the Series A Convertible Preferred Stock) in the diluted earnings per share calculation. As a result, the Series A Convertible Preferred Stock impacts the Company’s diluted earnings per share calculation for the March 31, 2022 (See Note 2).
The computation of earnings per share is as follows:

	Three Months Ended March 31,
	2022	2021
	(dollars and share data in thousands, except per share data)
Net income (loss)	$55,147	$152,066
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	20,131	4,562
Net income (loss) attributable to Cowen Inc.	35,016	147,504
Preferred stock dividends	1,698	1,698
Net income (loss) attributable to Cowen Inc. common stockholders for basic earnings per share	33,318	145,806
Change in fair value of contingently issuable shares	41	—
Net income (loss) attributable to Cowen Inc. common stockholders for diluted earnings per share	$33,359	$145,806

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	28,386	27,359
Performance based restricted stock	374	445
Contingently issuable common stock in connection with acquisitions	82	—
December 2022 Convertible Notes	—	2,659
Series A Convertible Preferred Stock	708	—
Restricted stock	2,222	3,102
Weighted average shares used in diluted computation	31,772	33,565
Earnings (loss) per share:
Basic	$1.17	$5.33
Diluted	$1.05	$4.34
22. Commitments and Contingencies
Operating Lease Obligations
The Company has entered into leases for real estate and other facilities. These leases contain rent escalation clauses and options to extend the applicable lease term. The Company does not include renewal options in the lease term for calculating the Company's lease liability as the renewal options allow the Company operational flexibility and the Company is not reasonably certain to exercise these renewal options at this time. The Company records the expenses related to occupancy and equipment on

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
a straight-line basis over the lease term and these expenses are included in occupancy and equipment expense and client services and business development expense in the accompanying condensed consolidated statements of operations.
For the three months ended March 31, 2022 and 2021, quantitative information regarding the Company's operating lease obligations reflected in the accompanying condensed consolidated statements of operations were as follows:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Lease cost
Operating lease cost	$6,614	$5,770
Short-term lease cost	141	33
Variable lease cost	837	906
Sublease income	(155)	(160)
Total lease costs	$7,437	$6,549
The following table summarizes the supplemental cash flow information and certain other information related to operating leases for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,814	$6,748

Weighted average remaining lease term - operating leases (in years)	5.54	4.56
Weighted average discount rate - operating leases	4.13%	4.10%
As of March 31, 2022, maturities of the outstanding operating lease liabilities for the Company were as follows:

	Equipment Leases (operating)	Real Estate and Other Facility Rental (a) (b)
	(dollars in thousands)
2022	$366	$16,813
2023	381	25,476
2024	370	22,965
2025	370	12,312
2026	278	8,881
Thereafter	—	24,969
Total operating leases	1,765	111,416
Less discount	105	13,218
Less short-term leases	—	58
Total lease liability	$1,660	$98,140
(a)The Company has entered into various agreements to sublease certain of its premises.
(b)During the three months ended March 31, 2022, the Company recognized an increase of $8.3 million of operating right-of-use assets and leases liabilities related to facility leases.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Other Commitments
As of March 31, 2022, future minimum annual service payments for the Company were as follows:

Service Payments
(dollars in thousands)
2022	$22,196
2023	17,544
2024	8,214
2025	3,889
2026	3,253
Thereafter	7,357
Total service payment commitments	$62,453
Unfunded Commitments
The following table summarizes unfunded commitments as of March 31, 2022:

Entity	Unfunded Commitments	Commitment Term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	$6,451	2.8 years
Eclipse Ventures Fund I, L.P.	$28	2.8 years
Eclipse Fund II, L.P.	$18	3.8 years
Eclipse Continuity Fund I, L.P.	$16	4.8 years
Cowen Healthcare Investments III LP	$2,165	4.8 years
Cowen Healthcare Investments IV LP	$5,784	5.8 years
Cowen Sustainable Investments I LP	$14,643	7.8 years
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
In general, Economic Income (Loss) is an after tax measure (which represents the Company’s income tax expense or benefit calculated on Pre-tax Economic Income (Loss) once all currently available net operating losses have been utilized and is presented after preferred stock dividends. Economic Income (Loss) (i) includes management reclassifications which the Company believes provides additional insight into the performance of the Company’s core businesses and divisions (ii) eliminates the impact of consolidation for Consolidated Funds and (iii) excludes goodwill and certain other impairments, certain other transaction-related adjustments and/or reorganization expenses and certain costs associated with debt.
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
The following table sets forth operating results for the Company's consolidated US GAAP net income (loss) and related reclassifications and adjustments necessary to reconcile to the Company's Economic Income (Loss) measure which represents the Company's Op Co and Asset Co segments' results:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Economic Income
Op Co	$36,297	$143,858
Asset Co	1,150	(1,476)
Adjustments applied to arrive at Net Income (loss)
Income attributable to non-controlling interest	20,131	4,562
Preferred stock dividends	1,698	1,698
Amortization of (discount)/premium on convertible debt	(75)	(776)
Acquisition related amounts	(80)	(238)
Contingent liability adjustments	(5,133)	6,798
Debt extinguishment gain (loss) and accelerated debt costs	—	(4,538)
Bargain purchase gain	—	3,855
US GAAP Income tax expense	(11,889)	(54,428)
Economic income tax expense	13,048	52,751
Net income (loss)	$55,147	$152,066
Economic Income (Loss) information provided and reviewed by the CODM includes (i) non-interest revenue, (ii) interest revenue, (iii) interest expense, (iv) depreciation and amortization expense and (v) income taxes presented on an Economic Income (Loss) basis by Segment. The following table sets forth the included segment information on a US GAAP basis with reconciliations to consolidated amounts.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Op Co
Non-Interest Revenue	$367,652	$697,885
Interest Revenue	40,331	51,104
Total Revenues	407,983	748,989
Interest Expense	43,300	53,803
Depreciation and Amortization	7,179	4,349
Income Taxes	11,832	55,085
Asset Co
Non-Interest Revenue	2,599	(1,668)
Interest Revenue	8	203
Interest Revenue, Consolidated funds	2	2
Total Revenues	2,609	(1,463)
Interest Expense	1,236	1,275
Depreciation and Amortization	6	5
Income Taxes	57	(657)
Total Segment
Non-Interest Revenue *	370,251	696,217
Interest Revenue	40,339	51,307
Interest Revenue, Consolidated funds	2	2
Total Revenues	$410,592	$747,526
Interest and Dividend Expense (includes dividend expense of $2.0 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively)	46,524	57,641
Depreciation and Amortization	7,185	4,354
Income Taxes	11,889	54,428
* Includes dividend revenue of $6.0 million and $8.1 million for the three months ended March 31, 2022 and 2021, respectively. In addition, includes dividend revenue, consolidated funds, of $0.0 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively.
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
Cowen and Company is also subject to certain net capital rule requirements under the Regulation 1.17 of the Commodity Futures Trading Commission ("CFTC") under Commodities Exchange Act (“CEA”) as an introducing broker. Under Regulation 1.17, Cowen and Company is required to maintain net capital equal to or in excess of $45,000 or the amount of net capital required by SEA Rule 15c3-1, whichever is greater. Additionally, as an options clearing member of the Options Clearing Corporation ("OCC") under OCC Rule 302, Cowen and Company is required to maintain net capital equal to the greater of $2.0

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
million or 2% of aggregate debit items. At March 31, 2022, Cowen and Company had $397.2 million of net capital in excess of its minimum requirements under SEA Rule 15c3-1.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. Cowen Financial Products, Ltd ("Cowen Financial Products") registered only with the SEC with an effective date of November 1, 2021 as a securities-based swap dealer and is not using models to compute its net capital. Under the rules there is a minimum net capital requirement for, among others, an entity that acts as a dealer in security-based swaps, which is the greater of $20 million or 2% of risk margin amount The risk margin amount means the sum of (i) the total initial margin required to be maintained by the SEC securities-based swaps dealer at each clearing agency with respect to securities-based swaps transactions cleared for securities-based swap customers and (ii) the total initial margin amount calculated by the SEC securities-based swaps dealer swaps dealer with respect to non-cleared securities-based swaps under SEC rules. At March 31, 2022, Cowen Financial Products had $16.7 million of net capital in excess of its minimum requirements under SEA Rule 18a-1.
Cowen International Ltd and Cowen Execution Ltd are subject to the capital requirements of the U.K. Financial Conduct Authority ("FCA"), as defined, and must exceed the minimum capital requirement set forth by the FCA. On 1 January 2022, the FCA adopted the Investment Firms Prudential Regime ("IFPR"). This is a new prudential regime which applies to MiFID investment firms authorized and regulated by the FCA in the UK. The IFPR refocuses prudential requirements and expectations away from the risks firms face, to also consider and look to manage the potential harm firms can pose to consumers and markets. Cowen International Ltd and Cowen Execution Ltd will both be designated as Class 2 firms under the new regime and will have a minimum capital requirement equal to the higher of; the Permanent minimum capital requirement, their respective Fixed Overhead requirement, and their Risk Responsive Computation ("K-factors").
Cowen Asia, a previously established entity, was re-registered with regulatory approval on May 17, 2019. Cowen Asia is subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources must exceed the Total Financial Resources requirement of the SFC.
As of March 31, 2022, the regulatory net capital, minimum net capital requirement and excess net capital of U.S. regulated broker dealers and swap dealer together with the equivalent of capital requirements and compliance information for foreign broker dealers registered with the FCA and the SFC are presented as follows:

Subsidiary	Net Capital	Minimum Net Capital Requirement	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$406,557	$9,343	$397,214
ATM Execution	$7,880	$250	$7,630
Westminster	$19,521	$250	$19,271
Cowen Financial Products	$36,658	$20,000	$16,658
Cowen International Ltd (a)	$51,109	$25,735	$25,374
Cowen Execution Ltd (a)	$17,900	$5,075	$12,825
Cowen Asia (a)	$2,045	$383	$1,662
(a)The equivalent of Net Capital under FCA rules is referred as “capital resources” and under SFC rules is referred as “net liquid capital.” The equivalent of Minimum Net Capital Requirement under FCA rules is referred as “minimum capital resources requirement and under SFC rules is referred as “net liquid capital requirement."
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
ATM Execution claims the (k)(2)(ii) exemption with regard to all of their customer accounts and transactions that are introduced on a fully-disclosed basis to their clearing agents for clearing, settlement and custody. Westminster claims the (k)(2)(i) exemption with regard to customer transactions and balances that are cleared, settled and custodied in bank accounts designated as Special Accounts for the Exclusive Benefit of Customers ("Special Bank Accounts"). Westminster also claims exemption for other business activities that are not covered under (k)(2)(i) contemplated by Footnote 74 of the SEC Release No. 34-70073 adopting amendments to 17 C.F.R. § 240.17a-5 for receiving transaction-based compensation in return for providing commission management services.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
In accordance with the requirements of SEA Rule 15c3-3, Cowen and Company may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of March 31, 2022, Cowen and Company had segregated approximately $51.8 million of cash to satisfy the customer reserve provision of SEA Rule 15c3-3.
As a clearing and carrying broker-dealer, Cowen and Company is required to compute a reserve requirement for proprietary accounts of broker-dealers ("PAB"), as defined in SEA Rule 15c3-3. Cowen and Company conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEA Rule 15c3-3. This allows each correspondent firm that uses Cowen and Company as its clearing broker-dealer to classify its PAB account assets held at Cowen and Company as allowable assets in the correspondent's net capital calculation. At March 31, 2022, Cowen and Company had $71.7 million of cash on deposit in PAB Reserve Bank Accounts. Cowen and Company and ATM Execution also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
Cowen Financial Products, as a registered securities based swap dealer, claims Rule 18a-4(f) exemption under the Securities Exchange Act of 1934 (the “Act”) with regard to its swap counterparties on the basis that it has provided sufficient notice to its swap counterparties of their respective rights to require segregation of funds or other property used to secure uncleared security based swaps pursuant to section 3E(f)(1)(A)-(B) of the Act (15 U.S.C. 78c-5(f)(1)(A)). Any margin collateral received and held by the security based swap dealer with respect to uncleared security based swaps will not be subject to a segregation requirement. The notice outlines how a claim of those swap counterparties for the collateral would be treated in a bankruptcy or other formal liquidation proceeding of the security-based swap dealer.
Other Regulatory Requirements
Cowen Insurance Co and Cowen Re are individually required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Malta and Luxembourg, respectively. Each company's individual solvency capital ratio calculated at the end of each quarter must exceed a minimum requirement. As of December 31, 2021, the last testing date for Cowen Re and Cowen Insurance Co, the solvency capital ratios of both Cowen Insurance Co and Cowen Re were in excess of the minimum requirements.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen's captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of March 31, 2022. RCG Insurance Company’s capital and surplus as of March 31, 2022 totaled $6.0 million.
25. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's investment funds and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of March 31, 2022 and December 31, 2021, $21.9 million and $16.6 million, respectively, included in fees receivable, are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the investment funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three months ended March 31, 2022 and 2021, the amounts which the Company reimbursed the investment funds it manages were immaterial. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates, and are included in due from related parties in the accompanying condensed consolidated statements of financial condition. As of March 31, 2022 and December 31, 2021, loans to employees of $9.2 million and $8.8 million, respectively, were included in due from related parties on the accompanying condensed consolidated statements of financial condition. Of these amounts $3.8 million and $3.8 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $0.8 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. This expense is included in employee compensation and benefits in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2022 and 2021, the interest income was $0.1 million, for these related party loans and advances, and are included in interest and dividends in the accompanying condensed consolidated statements of operations.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The remaining balance included in due from related parties of $12.4 million and $22.6 million as of March 31, 2022 and December 31, 2021, respectively, relates to amounts due to the Company from affiliated investment funds and real estate entities due to expenses paid on their behalf.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of March 31, 2022 and December 31, 2021, such investments aggregated $58.3 million and $53.9 million, respectively, were included in non-controlling interests on the accompanying condensed consolidated statements of financial condition. Their share of the net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds aggregated $10.3 million and $10.1 million for the three months ended March 31, 2022 and 2021, respectively.
The Company may, at times, have unfunded commitment amounts pertaining to related parties. See Note 22 for amounts committed as of March 31, 2022.
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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements, which have not been disclosed, as of March 31, 2022 and December 31, 2021. Through indemnification provisions in clearing agreements with clients, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.

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
The Company enters into secured and unsecured borrowing agreements to obtain funding necessary to cover daily securities settlements with clearing corporations. At times, funding is required for unsettled customer delivery versus payment and riskless principal transactions, as well as to meet deposit requirements with clearing organizations. Secured arrangements are collateralized by the securities. The Company maintains uncommitted financing arrangements with large financial institutions, the details of which are summarized below as of March 31, 2022.

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

27. Subsequent Events
On April 21, 2022 the Board of Directors declared a quarterly cash dividend payable on its common stock of $0.12 per common share, payable on June 15, 2022, to stockholders of record on June 1, 2022.
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no other subsequent events requiring adjustment or disclosure in the condensed consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
         The discussion contains forward-looking statements, which involve numerous risks and uncertainties, including, but not limited to, those described in the sections titled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K") and in Item 1A of this Quarterly Report on Form 10-Q, many of which risks are currently elevated by, and may or will continue to be elevated by, the COVID-19 pandemic. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and related notes of Cowen Inc. included elsewhere in this quarterly report. Actual results may differ materially from those contained in any forward-looking statements.
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
Op Co's investment banking businesses include investment banking, research, sales and trading, prime brokerage, global clearing, securities financing and commission management services provided primarily to companies and institutional investor clients. Sectors covered by Op Co's investment banking business include healthcare, technology, media and telecommunications, consumer, industrials, tech-enabled and business services, and energy. We provide research and brokerage services to over 6,000 domestic and international clients seeking to trade securities and other financial instruments, principally in our sectors. The investment banking businesses also offer a full-service suite of introduced prime brokerage services targeting emerging private fund managers. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies. From time to time, the Company invests in private capital raising transactions of its investment banking clients.
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
External Factors Impacting Our Business
Our financial performance is highly dependent on the environment in which our businesses operate. We believe a favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low interest rates, low unemployment, strong business profitability and high business and investor confidence. Unfavorable or uncertain economic or market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability (or increases in the cost of) credit and capital, increases in inflation or interest rates, exchange rate volatility, unfavorable global asset allocation trends, outbreaks of hostilities or other geopolitical instability, such as the ongoing war in Ukraine, corporate, political or other scandals that reduce investor confidence in the capital markets, global health crisis, such as the ongoing COVID-19 pandemic, or a combination of these or other factors. Until the COVID-19 pandemic subsides, we could experience reduced levels in certain of our investment banking activities, reduced revenues from incentive income in our investment management business and reduced investment income. Our businesses and profitability have been and may continue to be adversely affected by market conditions in many ways, including the following:
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
Recent Developments
On March 23, 2022, Cowen announced the public launch of the Company's digital asset division, Cowen Digital LLC. Based in Stamford, Connecticut, the new division offers full-service trade execution and custody solutions on a platform that provides institutional clients with secure and compliant access to the digital asset ecosystem. Custody solutions are provided through Cowen’s strategic partnership with Standard Custody & Trust, a subsidiary of PolySign Inc.
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
Temporary Equity
Temporary equity consists of Redeemable 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock"). The Company has irrevocably elected to cash settle $1,000.00 of each conversion of any share of the Series A Convertible Preferred Stock. As the holders can exercise the conversion option on their shares of Series A Convertible Preferred Stock at any time and require cash payment upon conversion, the Company has classified the Series A Convertible Preferred Stock preferred stock in temporary equity.
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
Investment Fund Performance and Assets Under Management
For the three months ended March 31, 2022, the Company's activist strategy had marginally negative results but outperformed its benchmark while its merger arbitrage strategies had positive results. The Company's healthcare royalty strategy is now making allocations from the strategy's fourth fund. The Company’s healthcare investments strategy is now deploying capital from its fourth fund. Finally, our sustainable investing strategy is now deploying capital, with three investments made as of March 31, 2022. The liquidation of certain multi-strategy hedge funds advised by the Company also continues.
As of March 31, 2022, the Company had assets under management of $15.6 billion.

Strategy	Healthcare Investments	Healthcare Royalties	Activism	Merger Arbitrage	Sustainable Investments	Other (a)
(dollars in millions)
AUM	$1,074	$3,556	$8,387	$311	$1,367	$884
Team
Private Equity	✓	✓			✓
Hedge Fund			✓	✓
Managed Account		✓	✓	✓	✓
UCITS				✓
Other						✓
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
As of March 31, 2022, the Company's invested capital amounted to a net value of $842.8 million (supporting a long market value of $760.9 million), representing approximately 81% of Cowen's stockholders' equity presented in accordance with

US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen's stockholders' equity as of March 31, 2022. The total net values presented in the table below do not tie to Cowen's condensed consolidated statement of financial condition as of March 31, 2022 because they represent only some of the line items in the accompanying condensed consolidated statement of financial condition.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Op Co
Broker-dealer capital and related trading	$613.5	59%
Public and Private Healthcare	28.1	3%
Liquid Alternative Trading	68.7	7%
Other	12.9	1%
Asset Co
Private Investments	119.6	12%
Total	842.8	81%
Cowen Inc. Stockholders' Equity	$1,035.1
The allocations shown in the table above will change over time.
Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) (which is a non-GAAP measure) of our Op Co and Asset Co segments follows the discussion of our total consolidated US GAAP results.

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

	Condensed Consolidated Statements of Operations
	(unaudited)
	Three Months Ended March 31,		Period to Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$101,542	$304,834	$(203,292)	(67)%
Brokerage	168,738	173,737	(4,999)	(3)%
Investment income (loss)
Securities principal transactions, net	91,252	63,965	27,287	43%
Portfolio fund principal transactions, net	(6,098)	15,403	(21,501)	(140)%
Carried interest allocations	(17,067)	96,769	(113,836)	(118)%
Total investment income (loss)	68,087	176,137	(108,050)	(61)%
Management fees	16,769	25,742	(8,973)	(35)%
Incentive income	633	2,258	(1,625)	(72)%
Interest and dividends	46,335	59,388	(13,053)	(22)%
Insurance and reinsurance premiums	11,321	7,117	4,204	59%
Other revenues, net	(949)	1,660	(2,609)	(157)%
Consolidated Funds revenues	(1,884)	(3,347)	1,463	44%
Total revenues	410,592	747,526	(336,934)	(45)%
Interest and dividends expense	46,524	57,641	(11,117)	(19)%
Total net revenues	364,068	689,885	(325,817)	(47)%
Expenses
Employee compensation and benefits	187,178	388,196	(201,018)	(52)%
Insurance and reinsurance claims, commissions and amortization of deferred acquisition costs	7,343	6,455	888	14%
Operating, general, administrative and other expenses	100,801	96,077	4,724	5%
Depreciation and amortization expense	7,185	4,354	2,831	65%
Consolidated Funds expenses	105	271	(166)	(61)%
Total expenses	302,612	495,353	(192,741)	(39)%
Other income (loss)
Net gains (losses) on other investments	5,580	12,645	(7,065)	(56)%
Bargain purchase gain, net of tax	—	3,855	(3,855)	NM
Gain/(loss) on debt extinguishment	—	(4,538)	4,538	NM
Total other income (loss)	5,580	11,962	(6,382)	(53)%
Income (loss) before income taxes	67,036	206,494	(139,458)	(68)%
Income tax expense (benefit)	11,889	54,428	(42,539)	(78)%
Net income (loss)	55,147	152,066	(96,919)	(64)%
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	20,131	4,562	15,569	341%
Net income (loss) attributable to Cowen Inc.	35,016	147,504	(112,488)	(76)%
Preferred stock dividends	1,698	1,698	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$33,318	$145,806	$(112,488)	(77)%
Revenues
Investment Banking
Investment banking revenues decreased $203.3 million to $101.5 million for the three months ended March 31, 2022 compared with $304.8 million in the prior year period. During the three months ended March 31, 2022, the Company completed six underwriting transactions, 19 strategic advisory transactions and eight debt capital markets transactions. During the three months ended March 31, 2021, the Company completed 62 underwriting transactions, 21 strategic advisory transactions and five debt capital markets transactions.

Brokerage
Brokerage revenues decreased $5.0 million to $168.7 million for the three months ended March 31, 2022 compared with $173.7 million in the prior year period. This was attributable to a decrease in institutional brokerage, primarily special situations and electronic commissions. Customer trading volumes across the industry (according to Bloomberg) decreased 12% for the quarter ended March 31, 2022 compared to the prior year period.
Investment Income (loss)
Securities principal transactions, net
Securities principal transactions, net increased $27.3 million to $91.3 million for the three months ended March 31, 2022 compared with $64.0 million in the prior year period. The increase in securities principal transactions, net was primarily attributable to an increase in the value of our digital investments offset partially by a decrease in our healthcare and merchant banking investments. Additionally, first quarter 2022 also included $18 million from a mark-to-market unrealized gain on an interest rate swap used to offset interest on floating-rate debt. We subsequently realized this gain in early April.
Portfolio fund principal transactions, net
Portfolio fund investment income (loss) decreased $21.5 million to a loss of $6.1 million for the three months ended March 31, 2022 compared with an income of $15.4 million in the prior year period. The decrease is primarily related to public positions in our healthcare and sustainable fund investments and a decrease in our activist fund investments.
Carried interest allocations
Carried interest allocations decreased $113.9 million to a loss of $17.1 million for the three months ended March 31, 2022 compared with an income of $96.8 million in the prior year period. The primary driver of the decrease was a decrease in allocations from our healthcare and sustainable funds.
Management Fees
Management fees decreased $8.9 million to $16.8 million for the three months ended March 31, 2022 compared with $25.7 million in the prior year period. This decrease in management fees was primarily related to management fees earned from new investors entering the Cowen Sustainable funds in the first quarter of 2021 when, during the quarter, the fund had multiple capital raises offset partially by an increase in the Cowen Healthcare investments funds.
Incentive Income
Incentive income decreased $1.6 million to $0.6 million for the three months ended March 31, 2022. This decrease was primarily related to a decrease in performance fees from our Cowen Sustainable and Cowen Healthcare investment funds. Due to revenue recognition standards, effective January 1, 2018, the Company recognizes the majority of incentive income allocated to the Company as carried interest allocations, included in investment income (loss).
Interest and Dividends
Interest and dividends decreased $13.1 million to $46.3 million for the three months ended March 31, 2022 compared with $59.4 million in the prior year period. Interest and dividends amounts are primarily attributable to securities finance activity. The decrease in the securities finance activity is due to lower customer demand which has created less matched book opportunities for international securities.
Insurance and Reinsurance Premiums
Insurance and reinsurance premiums increased $4.2 million to $11.3 million for the three months ended March 31, 2022 compared with $7.1 million in the prior year period. This increase is driven by an increase in premiums (net of reinsurance) in both our insurance and reinsurance entities.
Other Revenues, net
Other revenues decreased $2.6 million to a loss of $0.9 million for the three months ended March 31, 2022 compared with an income of $1.7 million in the prior year period. This primarily related to foreign currency exchange rate fluctuations from our non-USD transactions.

Consolidated Funds Revenues
Consolidated Funds revenues increased $1.4 million to a loss of $1.9 million for the three months ended March 31, 2022 compared with a loss of $3.3 million in the prior year period. The increase is due to the losses in the prior period related the Enterprise LP fund primarily driven by foreign revaluation of our Linkem investment. The amounts shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Interest and Dividends Expense
Interest and dividends expense decreased $11.1 million to $46.5 million for the three months ended March 31, 2022 compared with $57.6 million in the prior year period. Interest and dividends amounts are primarily attributable to securities finance activities. There was a decrease in the securities finance activity due to lower customer demand which has created less matched book opportunities for international securities.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses decreased $201.0 million to $187.2 million for the three months ended March 31, 2022 compared with $388.2 million in the prior year period. The decrease is primarily due to $336.9 million lower total revenues as well as a decrease of $6.4 million in other income (loss) during 2022 as compared to 2021 and thus resulting in a lower compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 45% for the three months ended March 31, 2022, compared with 51% in the prior year period.
Insurance and Reinsurance Claims and Commissions
Insurance and reinsurance-related expenses increased $0.8 million to $7.3 million for the three months ended March 31, 2022 compared with $6.5 million the prior year period. The net increase derives from the insurance entity.
Operating, General, Administrative and Other Expenses
Operating, general, administrative and other expenses increased $4.7 million to $100.8 million for the three months ended March 31, 2022 compared with $96.1 million in the prior year period. The increase is primarily related to fair market value adjustments to the contingent consideration liabilities for previous acquisitions offset only partially by lower floor brokerage and trade execution costs and underwriting fees due to lower brokerage and investment banking revenues.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $2.8 million to $7.2 million for the three months ended March 31, 2022 compared with $4.4 million in the prior year period. The increase is primarily related to two acquisitions which closed during 2021.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $0.2 million to $0.1 million for the three months ended March 31, 2022 compared with $0.3 million in the prior year period. During the first quarter of 2022, the Company deconsolidated Cowen Private Investments LP as the fund was liquidated. During the first quarter of 2021, the Company deconsolidated Cowen Sustainable Investments I, LP due to the Company's ownership being diluted through a capital equalization event.The amounts shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Other Income (Loss)
Other income (loss) decreased $6.4 million to $5.6 million for the three months ended March 31, 2022 compared with $12.0 million in the prior year period. The decrease in other income (loss), which primarily represents our equity method investments, was primarily attributable to a decrease in performance in our activist investments and also the bargain purchase gain on an acquisition from the first quarter of 2021, offset partially by a loss on debt extinguishment.
Income Taxes
Income tax expense decreased $42.5 million to $11.9 million for the three months ended March 31, 2022 compared with $54.4 million in the prior year period. This change is primarily attributable to the change in the Company’s income before income taxes for the respective periods.

Net Income (Loss) Attributable to Non-controlling Interests
Net income (loss) attributable to non-controlling interests increased $15.5 million to $20.1 million for the three months ended March 31, 2022 compared with income of $4.6 million in the prior year period. The increase was primarily the result of gains in first quarter of 2022 related to higher valuation in the Company's digital investment. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company accrued $1.7 million preferred stock dividends for the periods ended March 31, 2022 and 2021, respectively.
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
Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Total Economic Operating Income (Loss) was $42.8 million for the three months ended March 31, 2022, a decrease of $102.7 million compared to Economic Operating Income (Loss) of $145.6 million in the prior year period. Total Economic Income (Loss) was $37.4 million for the three months ended March 31, 2022 compared to Economic Income (Loss) of $142.4 million in the prior year period. Total Pre-tax Economic Income (Loss) was $52.2 million for the three months ended March 31, 2022, a decrease of $144.6 million compared to Pre-tax Economic Income (Loss) of $196.8 million in the prior year period.
Economic Proceeds included in total Economic Income (Loss) were $331.6 million for the three months ended March 31, 2022, a decrease of $355.8 million compared to $687.4 million in the prior year period. This was primarily related to a decrease in investment banking, incentive fees and brokerage revenues.

Operating Company Segment
Economic Proceeds

	Three Months Ended March 31,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Economic Proceeds
Investment banking	$98,697	$293,488	$(194,791)	(66)%
Brokerage	197,856	221,848	(23,992)	(11)%
Management fees	20,440	26,884	(6,444)	(24)%
Incentive income (loss)	(12,797)	109,925	(122,722)	(112)%
Investment income (loss)	22,226	31,918	(9,692)	(30)%
Other income (loss) economic proceeds	3,819	1,164	2,655	228%
Total: Economic Proceeds	330,241	685,227	(354,986)	(52)%
Economic Interest Expense / (Income)	(8,509)	5,943	(14,452)	(243)%
Net Economic Proceeds	$338,750	$679,284	$(340,534)	(50)%
Economic Proceeds The Op Co segment economic proceeds included in Economic Income (Loss) were $330.2 million for the three months ended March 31, 2022, a decrease of $355.0 million compared to $685.2 million in the prior year period.
Investment Banking Economic Proceeds decreased $194.8 million to $98.7 million for the three months ended March 31, 2022 compared with $293.5 million in the prior year period. During the three months ended March 31, 2022, the Company completed six underwriting transactions, 19 strategic advisory transactions and eight debt capital markets transactions. During the three months ended March 31, 2021, the Company completed 62 underwriting transactions, 21 strategic advisory transactions and five debt capital markets transactions.
Brokerage Economic Proceeds decreased $23.9 million to $197.9 million for the three months ended March 31, 2022, compared with $221.8 million in the prior year period. This was attributable to a decrease in institutional brokerage, primarily special situations and electronic commissions. Customer trading volumes across the industry (according to Bloomberg) decreased 12% for the quarter ended March 31, 2022 compared to the prior year period.
Management Fees Economic Proceeds for the segment decreased $6.5 million to $20.4 million for the three months ended March 31, 2022 compared with $26.9 million in the prior year period. This decrease in management fees was primarily related to management fees earned from new investors entering the Cowen Sustainable funds in the first quarter of 2021 when, during the quarter, the fund had multiple capital raises offset partially by an increase in the Cowen Healthcare investments funds.
Incentive Income (Loss) Economic Proceeds for the segment decreased $122.7 million to a loss of $12.8 million for the three months ended March 31, 2022 compared with income of $109.9 million in the prior year period. This decrease was primarily related to a decrease in performance fees from our Cowen Sustainable and Cowen Healthcare investment funds.
Investment Income (Loss) Economic Proceeds for the segment decreased $9.7 million to $22.2 million for the three months ended March 31, 2022 compared with $31.9 million in the prior year period. The decrease primarily relates to a decrease in performance investments across most of our strategies including healthcare, merchant banking and portfolio hedge offset partially with gains from our digital investments.
Other Income (Loss) Economic Proceeds for the segment increased $2.6 million to $3.8 million for the three months ended March 31, 2022 compared with income of $1.2 million in the prior year period. The change is driven by a $3.3 million increase in the insurance result and a $1.8 million gain on derivatives offset by a $2.5 million loss on foreign exchange.
Economic Interest Expenses / (Income) were $(8.5) million for the three months ended March 31, 2022, a decrease of $14.4 million compared with $5.9 million in the prior year period. First quarter 2022 interest expense / (income) included an $18 million unrealized gain from a mark-to-market adjustment on an interest rate swap used to offset interest on floating-rate debt.
Net Economic Proceeds were $338.8 million for the three months ended March 31, 2022, a decrease of $340.5 million compared with $679.3 million in the prior year period.

Economic Expenses

	Three Months Ended March 31,		Total Period-to-Period
	2022	2021	$ Change	% Change
Economic Expenses	(dollars in thousands)
Employee compensation and benefits	$186,424	$385,578	$(199,154)	(52)%
Non-Compensation Expense	93,792	89,415	4,377	5%
Depreciation & Amortization	7,179	4,349	2,830	65%
Non-Controlling Interest	1,013	1,467	(454)	(31)%
Total: Economic Expenses	$288,408	$480,809	$(192,401)	(40)%
Economic Expenses were $288.4 million for the three months ended March 31, 2022, a decrease of $192.4 million compared with $480.8 million in the prior year period.
Economic Compensation Expenses were $186.4 million compared to $385.6 million in the prior year period. The decrease was due to lower revenues. The economic compensation-to-proceeds ratio increased to 56.5% compared to 56.3% in the prior year period.
Economic Non-compensation Expenses Fixed non-compensation expense increased $5.2 million to $40.9 million for the three months ended March 31, 2022 compared with $35.7 million in the prior year period. The increase primarily related to an increase in professional and advisory fees and communication costs. Variable non-compensation expenses which primarily are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities, decreased $0.8 million to $52.9 million for the three months ended March 31, 2022 compared with $53.7 million in the prior year period. The decrease is related to decreased brokerage and trade execution costs and decreased variable professional and advisory fees, which includes employment agency fees and legal fees directly related to revenues.
Economic Depreciation and Amortization Expenses increased to $7.2 million for the three months ended March 31, 2022 compared with $4.3 million in the prior year period. The increase is primarily related to two acquisitions which closed during 2021.
Economic Non-controlling interests decreased by $0.5 million to $1.0 million for the three months ended March 31, 2022 compared with $1.5 million in the prior year period. Non-controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
Economic Income and Economic Operating Income

	Three Months Ended March 31,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Pre-tax Economic Income (Loss)	$50,342	$198,475	$(148,133)	(75)%
Economic income tax expense	12,585	53,191	(40,606)	(76)%
Preferred stock dividends	1,460	1,426	34	2%
Economic Income (Loss)	36,297	143,858	(107,561)	(75)%
Add back: Depreciation and amortization expense, net of taxes	5,385	3,183	2,202	69%
Economic Operating Income (Loss)	$41,682	$147,041	$(105,359)	(72)%
Preferred Stock Dividends. On May 19, 2015, the Company completed its offering of 120,750 shares of Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Asset Co Segment

	Three Months Ended March 31,		Total Period-to-Period
	2022	2021	$ Change	% Change
Economic Proceeds	(dollars in thousands)
Brokerage	(62)	—	(62)	NM
Management fees	$266	$316	$(50)	(16)%
Incentive income (loss)	(215)	(1,214)	999	(82)%
Investment income (loss)	1,407	3,090	(1,683)	54%
Other income (loss) economic proceeds	1	(1)	2	(200)%
Total: Economic Proceeds	1,397	2,191	(794)	(36)%
Economic Interest Expense / (Income)	(1,417)	1,090	(2,507)	(230)%
Net Economic Proceeds	$2,814	$1,101	$1,713	156%
Economic Proceeds The Asset Co segment proceeds included in Economic Income (Loss) were $1.4 million for the three months ended March 31, 2022, a decrease of $0.8 million compared with negative proceeds (due to losses) of $2.2 million in the prior year period.
Management Fees Economic Proceeds for the segment remained fairly flat at $0.3 million for the three months ended March 31, 2022 compared with the prior year period.
Incentive Income (Loss) Economic Proceeds for the segment increased $1.0 million to a loss of $0.2 million for the three months ended March 31, 2022 compared with a loss of $1.2 million in the prior year period. This increase was related to an increase in performance fees from the Company's multi-strategy business.
Investment Income (Loss) Economic Proceeds for the segment decreased $1.7 million to $1.4 million for the three months ended March 31, 2022, compared with income of $3.1 million in the prior year period. The decrease primarily to decreased performance of our multi-strategy funds.
Economic Interest Expenses / (Income) were $(1.4) million for the three months ended March 31, 2022, a decrease of $2.5 million compared with $1.1 million in the prior year period. First quarter 2022 interest expense included an allocation of a gain from a mark-to-market adjustment on an interest rate swap used to offset interest on floating-rate debt.
Net Economic Proceeds for the segment were proceeds of $2.8 million for the three months ended March 31, 2022, an increase of $1.7 million compared with $1.1 million in the prior year period.

Economic Expenses

	Three Months Ended March 31,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Economic Expenses
Employee compensation and benefits	$951	$2,819	$(1,868)	(66)%
Non-Compensation Expense	6	(79)	85	(108)%
Depreciation & Amortization	6	5	1	20%
Total: Economic Expenses	$963	$2,745	$(1,782)	(65)%
Economic Expenses were $1.0 million for the three months ended March 31, 2022, a decrease of $1.7 million compared to $2.7 million in the prior year period.
Economic Compensation Expenses were $1.0 million for the three months ended March 31, 2022, a decrease of $1.8 million compared to $2.8 million in the prior year period. The decrease was due to lower total economic proceeds related to investment income (loss).
Economic Non-compensation Expenses Fixed non-compensation expense increased $0.1 million for the three months ended March 31, 2022 compared with the prior year period. The increase is primarily related to professional, advisory and other fees. Variable non-compensation expenses, which remained consistent for the three months ended March 31, 2022 compared with the prior year period, are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities.

Economic Depreciation and Amortization Expenses remained consistent for the three months ended March 31, 2022 compared to the prior year period and relates to costs allocated from general company assets.
Economic Income and Economic Operating Income

	Three Months Ended March 31,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Pre-tax Economic Income (Loss)	$1,851	$(1,644)	$3,495	(213)%
Economic income tax expense	463	(440)	903	(205)%
Preferred stock dividends	238	272	(34)	(13)%
Economic Income (Loss)	1,150	(1,476)	2,626	(178)%
Add back: Depreciation and amortization expense, net of taxes	5	3	2	67%
Economic Operating Income (Loss)	$1,155	$(1,473)	$2,628	(178)%
Preferred Stock Dividends. On May 19, 2015, the Company completed its offering of 120,750 shares of Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Reconciliation of US GAAP to Non-GAAP Measures for the three months ended March 31, 2022 and 2021
The following tables reconciles total US GAAP Revenues to total Economic Proceeds for the three months ended March 31, 2022 and 2021:

		(unaudited)
		Year Ended March 31, 2022
(Dollar amounts in thousands)		Investment Banking	Brokerage	Investment Income	Management Fees	Incentive Income	Interest and Dividends	Reinsurance Premiums	Other Revenues, net	Consolidated Funds Revenues	Other Income (Loss)	Total
Total US GAAP Revenues and Other Income (Loss)		$101,542	$168,738	$68,087	$16,769	$633	$46,335	$11,321	$(949)	$(1,884)	$5,580	$416,172
Management Presentation Reclassifications:
Underwriting expenses	a	(259)	—	—	—	—	—	—	—	—	—	(259)
Reimbursable client expenses	b	(2,586)	—	—	—	—	—	—	(311)	—	—	(2,897)
Securities financing interest expense	c	—	(1,247)	—	—	—	(29,805)	—	—	—	—	(31,052)
Fund start-up costs, distribution and other fees	d	—	—	—	(371)	—	—	—	(678)	—	—	(1,049)
Certain equity method investments	e	—	—	—	4,256	3,592	—	—	—	—	(5,756)	2,092
Carried interest	f	—	—	17,067	—	(16,900)	—	—	—	—	—	167
Proprietary trading, interest and dividends	g	—	8,818	(62,084)	—	(337)	(5,882)	—	1,780	—	16,157	(41,548)
Insurance related activities expenses	h	—	—	—	—	—	—	(11,321)	3,978	—	—	(7,343)
Facilitation trading gains and losses	i	—	21,485	1,877	—	—	(10,648)	—	—	—	(15,981)	(3,267)
Total Management Presentation Reclassifications:		(2,845)	29,056	(43,140)	3,885	(13,645)	(46,335)	(11,321)	4,769	—	(5,580)	(85,156)
Fund Consolidated Reclassifications	l	—	—	(1,314)	52	—	—	—	—	1,884	—	622
Total Economic Proceeds		$98,697	$197,794	$23,633	$20,706	$(13,012)	$—	$—	$3,820	$—	$—	$331,638

		(unaudited)
		Year Ended March 31, 2021
(Dollar amounts in thousands)		Investment Banking	Brokerage	Investment Income	Management Fees	Incentive Income	Interest and Dividends	Reinsurance Premiums	Other Revenues, net	Consolidated Funds Revenues	Other Income (Loss)	Total
Total US GAAP Revenues and Other Income (Loss)		$304,834	$173,737	$176,137	$25,742	$2,258	$59,388	$7,117	$1,660	$(3,347)	$11,962	$759,488
Management Presentation Reclassifications:
Underwriting expenses	a	(6,915)	—	—	—	—	—	—	—	—	—	(6,915)
Reimbursable client expenses	b	(4,431)	—	—	—	—	—	—	(288)	—	—	(4,719)
Securities financing interest expense	c	—	1,435	—	—	—	(41,801)	—	—	—	—	(40,366)
Fund start-up costs, distribution and other fees	d	—	(157)	—	(4,074)	—	—	—	(637)	—	—	(4,868)
Certain equity method investments	e	—	—	—	3,480	9,643	—	—	—	—	(10,830)	2,293
Carried interest	f	—	—	(96,769)	—	97,039	—	—	—	—	—	270
Proprietary trading, interest and dividends	g	—	16,100	(32,726)	—	(326)	(4,096)	—	(234)	—	11,153	(10,129)
Insurance related activities expenses	h	—	—	—	—	—	—	(7,117)	662	—	—	(6,455)
Facilitation trading gains and losses	i	—	30,733	(8,967)	—	—	(13,491)	—	—	—	(12,968)	(4,693)
Total Management Presentation Reclassifications:		(11,346)	48,111	(138,462)	(594)	106,356	(59,388)	(7,117)	(497)	—	(12,645)	(75,582)
Fund Consolidated Reclassifications	l	—	—	(2,667)	2,052	97	—	—	—	3,347	—	2,829
Income Statement Adjustments:
Acquisition related amounts	n	—	—	—	—	—	—	—	—	—	(3,855)	(3,855)
Debt extinguishment loss	p	—	—	—	—	—	—	—	—	—	4,538	4,538
Total Income Statement Adjustments:		—	—	—	—	—	—	—	—	—	683	683
Total Economic Proceeds		$293,488	$221,848	$35,008	$27,200	$108,711	$—	$—	$1,163	$—	$—	$687,418

The following table reconciles total US GAAP interest and dividends expense to total Economic Interest Expense for the three months ended March 31, 2022 and 2021:

		(unaudited)
		Year Ended March 31,
(Dollar amounts in thousands)		2022	2021
Total US GAAP Interest & Dividend Expense		$46,524	$57,641
Management Presentation Reclassifications:
Securities financing interest expense	c	(31,052)	(40,366)
Fund start-up costs, distribution and other fees	d	(895)	(538)
Proprietary trading gains and losses	g	(21,161)	(4,235)
Facilitation trading gains and losses	i	(3,267)	(4,693)
Total Management Presentation Reclassifications:		(56,375)	(49,832)
Income Statement Adjustments:
Amortization of discount/(premium) on debt	m	(75)	(776)
Total Income Statement Adjustments:		(75)	(776)
Total Economic Interest Expense		$(9,926)	$7,033
The following tables reconcile total US GAAP Expenses and non-controlling interests to total Economic Expenses for the three months ended March 31, 2022 and 2021:

		(unaudited)
		Year Ended March 31, 2022				Year Ended March 31, 2021
(Dollar amounts in thousands)		Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total	Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total
Total US GAAP		$187,178	$115,434	$20,131	$322,743	$388,196	$107,157	$4,562	$499,915
Management Presentation Reclassifications:
Underwriting expenses	a	—	(259)	—	(259)	—	(6,915)	—	(6,915)
Reimbursable client expenses	b	—	(2,897)	—	(2,897)	—	(4,719)	—	(4,719)
Fund start-up costs, distribution and other fees	d	—	(154)	—	(154)	—	(4,330)	—	(4,330)
Certain equity method investments	e	—	2,092	—	2,092	—	2,293	—	2,293
Carried interest	f	—	167	—	167	—	270	—	270
Proprietary trading, interest and dividends	g	—	471	(20,858)	(20,387)	—	1,768	(7,662)	(5,894)
Insurance related activities expenses	h	—	(7,343)	—	(7,343)	—	(6,455)	—	(6,455)
Associated partner/banker compensation	j	546	(546)	—	—	548	(548)	—	—
Management company non-Controlling interest	k	(349)	(664)	1,013	—	(347)	(1,120)	1,467	—
Total Management Presentation Reclassifications:		197	(9,133)	(19,845)	(28,781)	201	(19,756)	(6,195)	(25,750)
Fund Consolidated Reclassifications	l	—	(105)	727	622	—	(271)	3,100	2,829
Income Statement Adjustments:
Acquisition related amounts	n	—	(80)	—	(80)	—	(238)	—	(238)
Contingent liability adjustments	n	—	(5,133)	—	(5,133)	—	6,798	—	6,798
Total Income Statement Adjustments:		—	(5,213)	—	(5,213)	—	6,560	—	6,560
Total Economic Expenses		$187,375	$100,983	$1,013	$289,371	$388,397	$93,690	$1,467	$483,554

The following table reconciles US GAAP Net Income (loss) Attributable to Cowen Inc. Common Stockholders to Pre-tax Economic Income (Loss), Economic Income (loss), and Economic Operating Income (loss) for the three months ended March 31, 2022 and 2021:

		(unaudited)
		Year Ended March 31,
(Dollar amounts in thousands)		2022	2021

US GAAP Net income (loss) attributable to Cowen Inc. common stockholders		$33,318	$145,806
Income Statement Adjustments:
US GAAP Income tax expense (benefit)	o	11,889	54,428
Amortization of discount (premium) on debt	m	75	776
Debt extinguishment gain (loss) and/or accelerated debt costs	p	—	4,538
Bargain purchase gain	n	—	(3,855)
Contingent liability adjustments	n	5,133	(6,798)
Acquisition related amounts	n	80	238
Preferred stock dividends	q	1,698	1,698
Pre-tax Economic Income (Loss)		52,193	196,831
Economic income tax expense		(13,048)	(52,751)
Preferred stock dividends		(1,698)	(1,698)
Economic Income (Loss)		$37,447	$142,382
Add back: Depreciation and amortization expense, net of taxes		5,390	3,186
Economic Operating Income (Loss)		$42,837	$145,568

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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. However, the Company’s assessment could be affected by various risks and uncertainties, including but not limited to, the effects of the COVID-19 pandemic. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of March 31, 2022, we had cash and cash equivalents of $513.0 million and net liquid investment assets of $1.1 billion, which includes cash and cash equivalents and short-term investments held by foreign subsidiaries as of March 31, 2022 of $114.2 million. The Company continues to permanently reinvest the capital and accumulated earnings of its subsidiaries in the United Kingdom, Malta, Germany, Switzerland, Israel, Canada, and Hong Kong.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid by March 15th.
As a clearing member firm providing services to certain of our brokerage customers, we are subject to cash deposit requirements with clearing organizations, brokers and banks that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers' trading activity and market volatility. At March 31, 2022, the Company had security deposits totaling $105.9 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures.
The Company may incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital.
Unfunded commitments
The following table summarizes unfunded commitments as of March 31, 2022:

Entity	Unfunded Commitments	Commitment term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	$6,451	2.8 years
Eclipse Ventures Fund I, L.P.	$28	2.8 years
Eclipse Fund II, L.P.	$18	3.8 years
Eclipse Continuity Fund I, L.P.	$16	4.8 years
Cowen Healthcare Investments III LP	$2,165	4.8 years
Cowen Healthcare Investments IV LP	$5,784	5.8 years
Cowen Sustainable Investments I LP	$14,643	7.8 years
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

Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of Series A Convertible Preferred Stock that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum, which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and paid a cash dividend in respect of the Series A Convertible Preferred Stock of $1.7 million for the three months ended March 31, 2022. The Company declared and accrued a cash dividend in respect of the Series A Convertible Preferred Stock of $1.7 million for the three months ended March 31, 2021
Each share of Series A Convertible Preferred Stock is non-voting and has a liquidity preference over the Company's Class A common stock and ranks senior to all classes or series of the Company's Class A common stock, but junior to all of the Company's existing and future indebtedness with respect to dividend rights and rights upon the Company's involuntary liquidation, dissolution or winding down.
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
On December 31, 2021, the Company irrevocably elected that, upon the conversion of any share of the outstanding Series A Convertible Preferred Stock, the Company will settle $1,000.00 of its conversion obligation in cash. With respect to each conversion, to the extent the conversion obligation per share of Series A Convertible Preferred Stock is greater than $1,000.00, the Company may satisfy its conversion obligation in respect of such excess using any settlement method permitted under the Certificate of Designations. As the holders can exercise the conversion option on their shares of Series A Convertible Preferred Stock at any time and require cash payment upon conversion, the Company reclassified the Series A Convertible Preferred Stock to temporary equity at December 31, 2021.
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
Cowen and Company is also subject to certain net capital rule requirements under the Regulation 1.17 of the Commodity Futures Trading Commission ("CFTC") under Commodities Exchange Act (“CEA”) as an introducing broker. Under Regulation 1.17, Cowen and Company is required to maintain net capital equal to or in excess of $45,000 or the amount of net capital required by SEA Rule 15c3-1, whichever is greater. Additionally, as an options clearing member of the Options Clearing Corporation ("OCC") under OCC Rule 302, Cowen and Company is required to maintain net capital equal to the greater of $2.0 million or 2% of aggregate debit items. At March 31, 2022, Cowen and Company had $397.2 million of net capital in excess of its minimum requirements under SEA Rule 15c3-1.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. Cowen Financial Products, Ltd ("Cowen Financial Products") registered only with the SEC with an effective date of November 1, 2021 as a securities-based swap dealer and is not using models to compute its net capital. Under the rules there is a minimum net capital requirement for, among others, an entity that acts as a dealer in security-based swaps, which is the greater of $20 million or 2% of risk margin amount The risk margin amount means the sum of (i) the total initial margin required to be maintained by the SEC securities-based swaps dealer at each clearing agency with respect to securities-based swaps transactions cleared for securities-based swap customers and (ii) the total initial margin amount calculated by the SEC securities-based swaps dealer swaps dealer with respect to non-cleared securities-based swaps under SEC rules. At March 31, 2022, Cowen Financial Products had $16.7 million of net capital in excess of its minimum requirements under SEA Rule 18a-1.
Cowen International Ltd and Cowen Execution Ltd are subject to the capital requirements of the U.K. Financial Conduct Authority ("FCA"), as defined, and must exceed the minimum capital requirement set forth by the FCA. On 1 January 2022, the FCA adopted the Investment Firms Prudential Regime ("IFPR"). This is a new prudential regime which applies to MiFID investment firms authorized and regulated by the FCA in the UK. The IFPR refocuses prudential requirements and expectations away from the risks firms face, to also consider and look to manage the potential harm firms can pose to consumers and markets. Cowen International Ltd and Cowen Execution Ltd will both be designated as Class 2 firms under the new regime and will have a minimum capital requirement equal to the higher of; the Permanent minimum capital requirement, their respective Fixed Overhead requirement, and their Risk Responsive Computation ("K-factors").
Cowen Asia, a previously established entity, was re-registered with regulatory approval on May 17, 2019. Cowen Asia is subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources must exceed the Total Financial Resources requirement of the SFC.
As of March 31, 2022, the regulatory net capital, minimum net capital requirement and excess net capital of U.S. regulated broker dealers and swap dealer together with the equivalent of capital requirements and compliance information for foreign broker dealers registered with the FCA and the SFC are presented as follows:

Subsidiary	Net Capital (a)	Net Capital Requirement (b)	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$406,557	$9,343	$397,214
ATM Execution	$7,880	$250	$7,630
Westminster	$19,521	$250	$19,271
Cowen Financial Products	$36,658	$20,000	$16,658
Cowen International Ltd (a)	$51,109	$25,735	$25,374
Cowen Execution Ltd (a)	$17,900	$5,075	$12,825
Cowen Asia (a)	$2,045	$383	$1,662
(a)The equivalent of Net Capital under FCA rules is referred as “capital resources” and under SFC rules is referred as “net liquid capital.” The equivalent of Minimum Net Capital Requirement under FCA rules is referred as “minimum capital resources requirement and under SFC rules is referred as “net liquid capital requirement."
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
ATM Execution claims the (k)(2)(ii) exemption with regard to all of their customer accounts and transactions that are introduced on a fully-disclosed basis to their clearing agents for clearing, settlement and custody. Westminster claims the (k)(2)(i) exemption with regard to customer transactions and balances that are cleared, settled and custodied in bank accounts designated as Special Accounts for the Exclusive Benefit of Customers ("Special Bank Accounts"). Westminster also claims exemption for other business activities that are not covered under (k)(2)(i) contemplated by Footnote 74 of the SEC Release No. 34-70073 adopting amendments to 17 C.F.R. § 240.17a-5 for receiving transaction-based compensation in return for providing commission management services.

In accordance with the requirements of SEA Rule 15c3-3, Cowen and Company may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of March 31, 2022, Cowen and Company had segregated approximately $51.8 million of cash to satisfy the customer reserve provision of SEA Rule 15c3-3.
As a clearing and carrying broker-dealer, Cowen and Company is required to compute a reserve requirement for proprietary accounts of broker-dealers ("PAB"), as defined in SEA Rule 15c3-3. Cowen and Company conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEA Rule 15c3-3. This allows each correspondent firm that uses Cowen and Company as its clearing broker-dealer to classify its PAB account assets held at Cowen and Company as allowable assets in the correspondent's net capital calculation. At March 31, 2022, Cowen and Company had $71.7 million of cash on deposit in PAB Reserve Bank Accounts. Cowen and Company and ATM Execution also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
Cowen Financial Products, as a registered securities based swap dealer, claims Rule 18a-4(f) exemption under the Securities Exchange Act of 1934 (the “Act”) with regard to its swap counterparties on the basis that it has provided sufficient notice to its swap counterparties of their respective rights to require segregation of funds or other property used to secure uncleared security based swaps pursuant to section 3E(f)(1)(A)-(B) of the Act (15 U.S.C. 78c-5(f)(1)(A)). Any margin collateral received and held by the security based swap dealer with respect to uncleared security based swaps will not be subject to a segregation requirement. The notice outlines how a claim of those swap counterparties for the collateral would be treated in a bankruptcy or other formal liquidation proceeding of the security-based swap dealer.
Other Regulatory Requirements
Cowen Insurance Co and Cowen Re are individually required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Malta and Luxembourg, respectively. Each company's individual solvency capital ratio calculated at the end of each quarter must exceed a minimum requirement. As of December 31, 2021, the last testing date for Cowen Re and Cowen Insurance Co, the solvency capital ratios of both Cowen Insurance Co and Cowen Re were in excess of the minimum requirements.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen's captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of March 31, 2022. RCG Insurance Company’s capital and surplus as of March 31, 2022 totaled $6.0 million.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, realized returns on its own invested capital and borrowings on debt. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash used in operating activities of $309.1 million for the three months ended March 31, 2022 was primarily related to (i) a decrease in compensation payable, (ii) a decrease in purchases of securities owned, at fair value only partially offset by an increase in proceeds from sales of securities owned, at fair value, (iii) a decrease in securities sold, but not yet purchased, at fair value, held at broker dealer only partially offset by an increase in securities loaned and securities sold under agreement to repurchase and (iv) decrease in payable to customers. Net cash provided by operating activities of $363.1 million for the three months ended March 31, 2021 was primarily related to (i) an increase in stock loan, (ii) an increase in payable to customers and (iii) net income only partially offset by a decrease in securities owned, at fair value, held at broker dealer.
Investing Activities.    Net cash used in investing activities of $20.4 million for the three months ended March 31, 2022 was primarily related to securities purchased under agreement to resell. Net cash provided by investing activities of $2.8 million for the three months ended March 31, 2021 was primarily related to the proceeds from sales of other investments offset only partially by purchases of other investments.
Financing Activities.    Net cash used in financing activities for the three months ended March 31, 2022 of $40.5 million was primarily related to (i) purchase of treasury stock (net of re-issue), (ii) decrease in contingent liability and (iii) decrease in capital distributions to non-controlling interests. Net cash provided by financing activities for the three months ended March 31, 2021 of $125.9 million was primarily related to an (i) increase in borrowings on notes and other debt offset by decrease in repayments on notes and other debt.

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
On March 24, 2021, the Company issued a redemption notice announcing that the Company would redeem all of the December 2022 Convertible Notes, and provided holders the option to elect to settle the as-converted value of the December 2022 Convertible Notes as allowed under the terms of the December 2022 Convertible Notes. As a result of the Company’s call for redemption of the December 2022 Convertible Notes, the December 2022 Convertible Notes were convertible, at the option of the holder at any time prior to June 22, 2021, the second business day prior to the December 2022 Convertible Notes' Redemption Date. On June 24, 2021 (the "Redemption Date") the Company redeemed all of the outstanding principal amount of the December 2022 Convertible Notes. The redemption amount was determined based on the holders election to convert, which allowed for either 100.00% of the principal amount thereof plus accrued and unpaid interest on such principal amount up to June 15, 2021, to, but not including the Redemption Date of the December 2022 Convertible Notes, or the value of the Company's Class A common stock to be issued on conversion. The settlement method for the December 2022 Convertible Notes was $88.1 million in cash, (the outstanding principal amount of the December 2022 Convertible Notes) and 2,938,841 shares of the Company’s Class A common stock, (the remainder of the conversion obligation in excess of the principal amount). The conversion rate on the December 2022 Convertible Notes on the Redemption Date was 33.35 shares of the Company’s Class A common stock per $1,000.00 principal amount of December 2022 Convertible Notes converted. In conjunction with the redemption of the remaining December 2022 Convertible Notes, the Company accelerated the pro rata unamortized discount of $5.1 million and capitalized debt issuance costs of $0.5 million.
Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $0.8 million for the three months ended March 31, 2021, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and was amortized over the life of the December 2022 Convertible Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The Company recorded interest expense of $0.7 million for the three months ended March 31, 2021.
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, which is shown net in notes payable in the accompanying condensed consolidated statement of financial condition. To date the May 2024 Notes have maintained their initial private rating. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $1.4 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in September 2019, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the "June 2033 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $1.9 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the "December 2027 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million for three months ended March 31 2021. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
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
Term Loan
March 2028 Term Loan
On March 24, 2021, the Company borrowed $300 million of first lien term loan due March 24, 2028. On December 15, 2021, the Company borrowed an additional $150 million first lien term loan under the same terms and conditions as, and fungible with, the initial first lien term loan (collectively, the “March 2028 Term Loan”). The aggregate amount borrowed under the March 2028 Term Loan is $450 million. The March 2028 Term Loan bears interest at an annual rate equal to, at the option of the Company, either the (a) London Inter-bank Offered Rate ("LIBOR") (adjusted for reserves and subject to a floor of 0.75%) plus a margin of 3.25% or (b) an alternate base rate plus a margin of 2.25%. The Company is required to pay amortization of approximately 1.00% per annum of the original principal amount of the March 2028 Term Loan. Additionally, the Company has entered into an interest rate swap to offset the floating interest rate of the March 2028 Term Loan (See Note 6). The obligations of the Company for the March 2028 Term Loan are guaranteed by certain of the Company’s wholly-owned domestic subsidiaries (excluding its broker-dealer subsidiaries) (the “Guarantors”) and secured by substantially all of the assets of the Company and the Guarantors, subject in each case to certain customary exceptions. The terms of the March 2028 Term Loan contain customary affirmative and negative covenants, subject to certain customary exceptions, thresholds, qualifications and “baskets”. Proceeds from the March 2028 Term Loan were used to (i) satisfy and discharge and redeem the Company’s 2027 Senior Notes, (ii) redeem the Company’s December 2022 Convertible Notes that remained outstanding as of March 31, 2021 and pay the cash settlement amount in connection with the conversion of December 2022 Convertible Notes prior to that redemption date, and (iii) for the payment of fees, commissions, premiums, expenses and other transaction costs (including original issue discount or upfront fees) payable in connection with the transactions related thereto. As of March 31, 2022, the outstanding principal amount of the March 2028 Term Loan was $445.5 million.
Interest expense for the March 2028 Term Loan was $4.5 million and $0.2 million for the three months ended March 31, 2022 and 2021, based on an effective interest rate of 4.46%. In March 2021, the Company capitalized debt issuance costs of approximately $6.6 million and initial unamortized discount of $1.5 million related to the March 2028 Term Loan which is a direct deduction from the carrying value of the debt and will be amortized over the life of the March 2028 Term loan in interest and dividends expense in the accompanying condensed consolidated statements of operations. In December 2021, the Company capitalized debt issuance costs of approximately $2.7 million and unamortized discount of $1.5 million related to the additional borrowing of $150 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the March 2028 Term loan in interest and dividends expense in the accompanying condensed consolidated statements of operations.
The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that all US Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative as of June 30, 2023. As the March 2028 Term Loan represents the Company’s only significant exposure to LIBOR as of March 31, 2022, the transition to an alternative Inter-bank Offer Rate is not expected to have a material impact on Company's consolidated financial statements.
Other Notes Payable
During January 2022, the Company borrowed $4.0 million to fund insurance premium payments. This note had an effective interest rate of 2.01% and was due in December 2022, with monthly payment requirements of $0.4 million. As of March 31, 2022, the outstanding balance note was $3.2 million. Interest expense for the three months ended March 31, 2022 was insignificant.
On September 30, 2020, the Company borrowed $72.0 million from Purple Protected Asset S-81 ("PPA S-81"), a Luxembourg entity unrelated to Cowen. The Company repaid $60.0 million of the PPA S-81 loan in June 2021. The loan is payable on September 30, 2023, had an initial interest rate of 1.4 times the Secured Overnight Financing Rate ("SOFR") plus 6.07% until December 31, 2020 and 1.4 times the SOFR plus 5.8% until June 30, 2021 and 3.65 times the SOFR plus 4.0% thereafter with quarterly interest payments. The loan obligation, as well as a loan issued by The Military Mutual Ltd (a United Kingdom company unrelated to Cowen) with principal of $28.4 million that was sold by Cowen Re to PPA S-81 at fair value for no gain or loss on September 30, 2020, are fully cash collateralized through a reinsurance policy provided by Cowen Re which is reflected in cash collateral pledged in the condensed consolidated statements of financial condition as of December 31, 2020 (see Notes 4 and 18). The Company capitalized debt issuance costs of approximately $1.7 million which is a direct deduction from the carrying value of the loan and will be amortized over the life of the loan in interest and dividends expense shown in the accompanying condensed consolidated statements of operations. The Company recorded interest expense of $0.5 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively, related to its loan payable to PPA S-81.
During November 2019, the Company borrowed $2.6 million to fund general corporate capital expenditures. This note had an effective interest rate of 6% and is due in November 2024, with monthly payment requirements of $0.1 million. As of March 31, 2022, the outstanding balance on this note was $1.5 million. Interest expense for the three months ended March 31, 2022 and 2021 was insignificant.
Finance Lease Obligations
The Company has entered into various finance leases for computer equipment. These finance lease obligations are included in notes payable and other debt in the accompanying condensed consolidated statements of financial condition.
For the three months ended March 31, 2022 and 2021, quantitative information regarding the Company's finance lease obligations reflected in the accompanying condensed consolidated statements of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	$324	$309
Interest on lease liabilities	20	34

Weighted average remaining lease term - operating leases (in years)	1.63	2.01
Weighted average discount rate - operating leases	4.66%	4.89%
Letters of Credit
As of March 31, 2022, the Company has the following irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged cash collateral for reinsurance agreements which amounted to $49.5 million, as of March 31, 2022, and $44.1 million, as of December 31, 2021, which are expected to be released periodically as per the terms of the reinsurance policy between March 31, 2022 and March 31, 2024.
.

Location	Amount	Maturity
	(dollars in thousands)
New York	$209	April 2023
New York	$1,325	October 2022
New York	$1,226	August 2022
Boston	$188	March 2023
San Francisco	$454	October 2025
	$3,402
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of March 31, 2022 and December 31, 2021 there were no amounts due related to these letters of credit.
Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of March 31, 2022:

	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment, Service and Facility Leases
Real Estate and Other Facility Rental	$111,416	$16,813	$48,441	$21,193	$24,969
Service Payments	62,453	22,196	25,758	7,142	7,357
Operating Equipment Leases	1,765	366	751	648	—
Total	175,634	39,375	74,950	28,983	32,326
Debt
Notes Payable	279,326	11,468	101,983	15,500	150,375
Term Loan	550,672	16,733	44,519	43,789	445,631
Finance Lease Obligation	1,510	849	600	61	—
Other Notes Payable	16,888	3,752	13,136	—	—
Total	$848,396	$32,802	$160,238	$59,350	$596,006
Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of March 31, 2022, are as follows:

	Notes Payable	Term Loan	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2022	$11,468	$16,733	$3,752	$849
2023	13,405	22,351	12,593	500
2024	88,578	22,168	543	100
2025	7,750	21,986	—	49
2026	7,750	21,803	—	12
Thereafter	150,375	445,631	—	—
Subtotal	279,326	550,672	16,888	1,510
Less (a)	(105,187)	(116,353)	(1,031)	(59)
Total	$174,139	$434,319	$15,857	$1,451
(a)Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the Company's convertible debt.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of March 31, 2022. However, through indemnification provisions in our clearing agreements, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreements, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
The Company consolidates investment funds for which it acts as the managing member/general partner and investment manager. At March 31, 2022, the Company consolidated Ramius Enterprise LP (“Enterprise LP”), an investment fund. At December 31, 2021, the Company consolidated the following investment funds: Enterprise LP and Cowen Private Investments LP ("Cowen Private").
During the first quarter of 2022, the Company deconsolidated Cowen Private as the fund was liquidated. During the first quarter of 2021, the Company deconsolidated Cowen Sustainable Investments I, LP ("CSI I LP") due to the Company's ownership being diluted through a capital equalization event.
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

In addition, the Company's broker-dealer subsidiaries and security-based swap dealer apply the specialized industry accounting for brokers and dealers in securities, which the Company retains upon consolidation.
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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. See Note 22 in our accompanying condensed consolidated financial statements for the quarter ended March 31, 2022 for further discussion.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 2q "Recent pronouncements" in our accompanying condensed consolidated financial statements for the three months ended March 31, 2022.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three months ended March 31, 2022, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our 2021 Form 10-K. For a more detailed discussion concerning our market risk, see Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our 2021 Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of March 31, 2022.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for such period.
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
Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2021 Form 10-K for the fiscal year ended December 31, 2021.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
As of March 31, 2022, the Company's Board of Directors has a share repurchase program that, since its inception, has authorized the Company to purchase up to $466.4 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. The specific timing and amount of repurchases will vary depending on various factors, including, among others, market conditions and competing needs for the use of our capital.  We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1. During the three months ended March 31, 2022, the Company repurchased 798,302 shares, at an average price of $30.24 per share, of Cowen Class A common stock through the share repurchase program.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended March 31, 2022. Board approval of repurchases is based on dollar amount. As a result, the Company cannot estimate the number of shares that may yet be purchased.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month 1 (January 1, 2022 – January 31, 2022)
Common stock repurchases(1)	379,002	$33.23	379,002	$43,526,497
Employee transactions(2)	—	—	—	—
Other (3)	—	—	—	—
Total	379,002	$33.23	379,002

Month 2 (February 1, 2022 – February 28, 2022)
Common stock repurchases(1)	30,000	$29.55	30,000	$42,639,886
Employee transactions(2)	—	—	—	—
Other (3)	—	—	—	—
Total	30,000	$29.55	30,000

Month 3 (March 1, 2022 – March 31, 2022)
Common stock repurchases(1)	389,300	$27.38	389,300	$31,979,581
Employee transactions(2)	374,149	32.83	—	—
Other (3)	—	—	—	—
Total	763,449	$30.05	389,300

Total (January 1, 2022 – March 31, 2022)
Common stock repurchases(1)	798,302	$30.24	798,302	$—
Employee transactions(2)	374,149	32.83	—	—
Other (3)	—	—	—	—
Total	1,172,451	$31.07	798,302
(1)    The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $466.4 million of the Company's outstanding Class A common stock.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 10-Q filed November 25, 2009).
3.2	Second Amended and Restated By-Laws of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 8-K filed on February 18, 2020).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.3 to the Form 10-Q filed November 25, 2009).
3.4	Certificate of Designations of the Company for its Series A Cumulative Perpetual Preferred Stock (previously filed as Exhibit 3.1 to Form 8-K filed May 20, 2015).
3.5	Amendment to the Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 8-K filed December 5, 2016).
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 8-K filed on May 16, 2017)
10.1	Form of Restricted Stock Unit and Deferred Cash Award Agreement (filed herewith).*
10.2	Form of Performance Shares Award Agreement (filed herewith).*
10.3	Cowen Digital Holdings 2022 Equity Unit Incentive Plan (filed herewith).*
10.4	Form of Award Agreement Cowen Digital Holdings 2022 Equity Unit Incentive Plan (filed herewith).*
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104	Cover Page Interactive Data File - (formatted as inline XBRL and contained in Exhibit 101)

* Signifies management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN INC.
		By:	/s/ JEFFREY M. SOLOMON
		Name:	Jeffrey M. Solomon
		Title:	Chair and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	May 2, 2022	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)