Form 10-Q
period 2022-06-30
COWEN INC.
filed 2022-08-03
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of August 2, 2022, there were 27,651,792 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in "Management's Discussion and Analysis of Financial Condition and Results of Operations") that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as "may," "might," "will," "would," "could," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "possible," "potential," "intend," "seek" or "continue," the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and the risks contained in Item 1A of this periodic report on Form 10-Q for the three and six months ended June 30, 2022.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three and six months ended June 30, 2022 and 2021. The Consolidated Financial Statements as of December 31, 2021 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
	As of June 30, 2022	As of December 31, 2021
Assets
Cash and cash equivalents	$926,768	$914,343
Cash collateral pledged	145,570	47,494
Segregated cash	198,772	194,701
Securities owned, at fair value ($1,837,004 and $1,764,853 were pledged to various parties)	2,358,484	2,660,742
Securities purchased under agreements to resell	411	—
Receivable on derivative contracts, at fair value	498,630	286,135
Securities borrowed	1,574,854	1,704,603
Other investments ($122,356 and $137,986 at fair value, respectively)	193,140	274,111
Deposits with clearing organizations, brokers and banks	90,889	111,857
Receivable from brokers, dealers and clearing organizations, net of allowance of $768 and $636, respectively	1,718,766	1,614,347
Receivable from customers, net of allowance of $580 and $687, respectively	216,908	159,418
Fees receivable, net of allowance of $2,086 and $886, respectively	116,350	145,809
Insurance and reinsurance assets	148,825	30,073
Due from related parties	24,296	31,449
Fixed assets, net of accumulated depreciation and amortization of $51,963 and $50,017, respectively	24,340	25,976
Operating lease right-of-use assets	86,645	93,655
Goodwill	234,005	234,005
Intangible assets, net of accumulated amortization of $31,073 and $33,219, respectively	37,659	44,167
Deferred tax asset, net	22,101	21,765
Other assets, net of allowance of $970 and $0 respectively	55,724	54,755
Consolidated Funds
Cash and cash equivalents	25	296
Other investments	81,855	99,067
Other assets	46	46
Total Assets	$8,755,063	$8,748,814
Liabilities, Temporary Equity and Permanent Equity
Liabilities
Securities sold, not yet purchased, at fair value	$1,091,489	$1,201,448
Securities sold under agreements to repurchase	177,052	63,469
Payable for derivative contracts, at fair value	50,407	60,163
Securities loaned	1,353,229	1,586,572
Payable to brokers, dealers and clearing organizations	719,972	586,553
Payable to customers	2,445,298	2,432,612
Commission management payable	128,623	102,990
Insurance and reinsurance liabilities	362,709	71,269
Compensation payable	210,916	443,580
Operating lease liabilities	90,985	98,883
Notes payable and other debt	623,792	623,371
Fees payable	11,804	16,483
Accounts payable, accrued expenses and other liabilities	147,898	164,819
Consolidated Funds
Due to related parties	—	23
Accounts payable, accrued expenses and other liabilities	159	225
Total Liabilities	$7,414,333	$7,452,460

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)

	As of June 30, 2022	As of December 31, 2021
(continued)
Commitments and Contingencies (Note 22)

Redeemable Series A Convertible Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of June 30, 2022 (aggregate liquidation preference of $120,750) and 10,000,000 shares authorized, 120,750 shares issued and outstanding as of December 31, 2021 (aggregate liquidation preference of $120,750)	$120,750	$120,750

Permanent Equity
Class A common stock, par value $0.01 per share: 62,500,000 shares authorized, 57,319,922 shares issued and 27,801,792 outstanding as of June 30, 2022 and 62,500,000 shares authorized, 55,826,893 shares issued and 27,778,964 outstanding as of December 31, 2021, respectively (including 960,238 and 901,374 restricted shares, respectively)	334	334
Class B common stock, par value $0.01 per share: 62,500,000 authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,138,329	1,100,667
Retained earnings	499,609	461,982
Accumulated other comprehensive income (loss)	1	(2)
Less: Class A common stock held in treasury, at cost, 29,518,130 and 28,047,929 shares as of June 30, 2022 and December 31, 2021, respectively	(591,102)	(547,112)
Total Cowen Inc. Stockholders' Equity	1,047,171	1,015,869
Nonredeemable non-controlling interests	172,809	159,735
Total Permanent Equity	$1,219,980	$1,175,604
Total Liabilities, Redeemable Preferred Stock and Permanent Equity	$8,755,063	$8,748,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Investment banking	$100,169	$224,981	$201,711	$529,815
Brokerage	154,656	139,060	323,394	312,797
Investment income (loss)
Securities principal transactions, net	31,542	40,572	122,794	104,537
Portfolio fund principal transactions, net	(9,462)	(1,882)	(15,560)	13,521
Carried interest allocations	(32,083)	(35,530)	(49,150)	61,239
Total investment income (loss)	(10,003)	3,160	58,084	179,297
Management fees	16,717	14,995	33,486	40,737
Incentive income	—	169	633	2,427
Interest and dividends	48,545	62,173	94,880	121,561
Insurance and reinsurance premiums	14,278	11,493	25,599	18,610
Other revenues, net	(6,625)	2,031	(7,574)	3,690
Consolidated Funds
Principal transactions, net	(15,326)	693	(17,212)	(2,656)
Interest and dividends	2	2	4	4
Total revenues	302,413	458,757	713,005	1,206,282
Interest and dividends expense	53,925	63,073	100,449	120,714
Total net revenues	248,488	395,684	612,556	1,085,568
Expenses
Employee compensation and benefits	151,322	219,186	338,500	607,382
Brokerage and trade execution costs	44,635	38,813	85,226	84,469
Underwriting expenses	889	6,152	1,148	13,067
Professional, advisory and other fees	12,373	17,457	26,055	32,917
Service fees	7,460	6,379	14,610	12,110
Communications	9,257	9,710	18,728	18,977
Occupancy and equipment	10,500	9,946	20,816	19,486
Depreciation and amortization	6,997	4,565	14,182	8,919
Client services and business development	11,248	4,336	17,817	11,184
Insurance and reinsurance claims, commissions and amortization of deferred acquisition costs	3,171	5,216	10,514	11,671
Change in fair value of contingent consideration	(19,093)	5,232	(13,961)	(1,565)
Other expenses	8,112	5,976	15,743	9,432
Consolidated Funds
Professional, advisory and other fees	42	63	84	173
Other expenses	12	61	75	222
Total expenses	246,925	333,092	549,537	828,444
Other income (loss)
Net gains (losses) on other investments	3,527	6,730	9,107	19,375
Bargain purchase gain, net of tax	—	—	—	3,855
Gain/(loss) on debt extinguishment	—	—	—	(4,538)
Total other income (loss)	3,527	6,730	9,107	18,692
Income (loss) before income taxes	5,090	69,322	72,126	275,816
Income tax expense (benefit)	5,908	10,244	17,797	64,672
Net income (loss)	(818)	59,078	54,329	211,144
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(14,981)	13,755	5,150	18,317
Net income (loss) attributable to Cowen Inc.	14,163	45,323	49,179	192,827
Preferred stock dividends	1,698	1,698	3,396	3,396
Net income (loss) attributable to Cowen Inc. common stockholders	$12,465	$43,625	$45,783	$189,431

Cowen Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(continued)

Weighted average common shares outstanding:
Basic	27,897	26,903	28,138	27,130
Diluted (See Note 21)	30,153	33,858	30,899	33,703
Earnings (loss) per share:
Basic	$0.45	$1.62	$1.63	$6.98
Diluted (See Note 21)	$0.41	$1.29	$1.48	$5.62
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Net income (loss)		$(818)		$59,078		$54,329		$211,144
Other comprehensive income (loss), net of tax:
Foreign currency translation	1		1		3		5
Total other comprehensive income (loss), net of tax		1		1		3		5
Comprehensive income (loss)		$(817)		$59,079		$54,332		$211,149
Less: Comprehensive income (loss) attributable to non-controlling interests		(14,981)		13,755		5,150		18,317
Comprehensive income (loss) attributable to Cowen Inc.		$14,164		$45,324		$49,182		$192,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Permanent Equity Shares	(in shares)
Common Shares Outstanding
Beginning balance	27,614,903	26,852,331	27,778,964	26,845,628
Restricted stock awards issued	484,639	846,381	1,434,442	1,551,893
Common stock issuance for partial settlement of contingent liability from prior acquisition	—	—	58,587	56,801
Purchase of treasury stock, at cost	(297,750)	(1,641,559)	(1,470,201)	(2,397,169)
Share settlement of convertible notes (See Note 14)	—	2,938,648	—	2,938,648
Ending balance	27,801,792	28,995,801	27,801,792	28,995,801

Series A Convertible Preferred Shares Outstanding
Beginning balance	—	120,750	—	120,750
Ending balance	—	120,750	—	120,750

Permanent Equity	(in dollars)
Total Cowen Inc. Stockholders' Equity (beginning of period)	$1,035,148	$1,106,865	$1,015,869	$969,497
Class A Common stock
Beginning balance	334	334	334	334
Ending balance	334	334	334	334

Series A Convertible Preferred stock
Beginning balance	—	1	—	1
Ending balance	—	1	—	1

Treasury stock
Beginning balance	(583,535)	(373,774)	(547,112)	(346,870)
Purchase of treasury stock, at cost	(7,567)	(64,897)	(43,990)	(91,801)
Ending balance	(591,102)	(438,671)	(591,102)	(438,671)

Additional Paid-in Capital
Beginning balance	1,127,160	1,151,377	1,100,667	1,130,138
Common stock issuance for partial settlement of contingent liability from prior acquisition	—	—	1,881	2,202
Amortization of share based awards	11,169	14,788	35,781	33,825
Ending balance	$1,138,329	$1,166,165	$1,138,329	$1,166,165

Accumulated Other Comprehensive Income (Loss)
Beginning balance	—	(3)	(2)	(7)
Foreign currency translation	1	1	3	5
Ending balance	$1	$(2)	$1	$(2)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in dollars)
Retained Earnings/ (Accumulated deficit)
Beginning balance	$491,189	$328,930	$461,982	$185,901
Net income (loss) attributable to Cowen Inc.	14,163	45,323	49,179	192,827
Preferred stock dividends (See Note 13)	(1,698)	(1,698)	(3,396)	(3,396)
Cash dividends to common stockholders (See Note 14)	(4,045)	(3,038)	(8,156)	(5,815)
Ending balance	499,609	369,517	499,609	369,517
Total Cowen Inc. Stockholders' Equity (end of period)	1,047,171	1,097,344	1,047,171	1,097,344

Nonredeemable Non-controlling Interests
Beginning balance	$175,575	$133,115	$159,735	$199,624
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(14,981)	13,755	5,150	18,317
Capital contributions	13,267	24,323	14,877	46,838
Capital distributions	(1,052)	(4,694)	(6,953)	(23,467)
Deconsolidation of entity	—	—	—	(74,813)
Ending balance	172,809	166,499	172,809	166,499
Total Permanent Equity	$1,219,980	$1,263,843	$1,219,980	$1,263,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$54,329	$211,144
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Bargain purchase gain, net of tax	—	(3,855)
Depreciation and amortization	14,182	8,919
Amortization of debt issuance costs	1,224	1,541
Amortization of debt discount (premium)	155	6,671
Noncash lease expense	(888)	(89)
(Gain) / loss on extinguishment of debt	—	3,890
Share-based awards	35,887	33,825
Change in deferred taxes	(336)	3,734
Net loss (gain) on disposal of fixed assets	101	—
Contingent liability adjustment	—	(614)
Purchases of securities owned, at fair value	(700,290)	(487,573)
Proceeds from sales of securities owned, at fair value	603,099	411,727
Proceeds from sales of securities sold, not yet purchased, at fair value	1,002,083	139,788
Payments to cover securities sold, not yet purchased, at fair value	(877,991)	(136,095)
Proceeds from sales of other investments	22,912	20,174
Investment income (loss) principal transactions, net	7,640	(159,474)
Consolidated Funds
Purchases of securities owned, at fair value	—	(4,000)
Proceeds from sales of securities owned, at fair value	—	10,464
Proceeds from other investments	—	14,130
Investment income (loss) principal transactions, net	17,212	2,450
(Increase) decrease in operating assets:
Securities owned, at fair value, held at broker-dealer	405,632	(1,565,860)
Receivable on derivative contracts, at fair value	(212,495)	(58,264)
Securities borrowed	129,749	116,856
Deposits with clearing organizations, brokers and banks	20,968	8,832
Receivable from brokers, dealers and clearing organizations	(104,419)	(477,998)
Receivable from customers, net of allowance	(57,490)	(81,790)
Fees receivable, net of allowance	29,459	4,380
Insurance and reinsurance assets	(7,322)	(23,209)
Due from related parties	7,153	(139)
Other assets	(877)	(4,572)
Consolidated Funds
Cash and cash equivalents
Receivable on derivative contracts, at fair value	—	(2,917)
Other assets	—	11
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	(192,203)	340,495
Securities sold under agreement to repurchase	113,583	(2,414)
Payable for derivative contracts, at fair value	(9,756)	(16,562)
Securities loaned	(233,343)	700,787
Payable to brokers, dealers and clearing organizations	133,419	115,725
Payable to customers	12,686	976,786
Commission management payable	25,633	8,991
Insurance and reinsurance liabilities	(5,986)	11,575
Compensation payable	(249,226)	70,491
Fees payable	(4,679)	(15,604)
Due to related parties	(59)	40
Accounts payable, accrued expenses and other liabilities	(9,063)	(4,890)
Consolidated Funds
Due to related parties	(23)	(3)
Accounts payable, accrued expenses and other liabilities	(66)	(373)
Net cash provided by / (used in) operating activities	(29,406)	177,131

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Six Months Ended June 30,
	2022	2021

Cash flows from investing activities:
Securities purchased under agreement to resell	(411)	191
Purchases of other investments	(9,679)	(61,519)
Purchase of business and/or asset acquisition	187,613	2,109
Cash at deconsolidated entity	—	(5,620)
Proceeds from sales of other investments	12,068	63,447
Purchase of fixed assets and intangibles	(6,139)	(5,513)
Net cash provided by / (used in) investing activities	183,452	(6,905)
Cash flows from financing activities:
Repayments on convertible debt	—	(88,119)
Deferred debt issuance cost	(72)	(6,642)
Borrowings on notes and other debt	4,019	301,786
Repayments on notes and other debt	(4,905)	(201,998)
Purchase of treasury stock	(27,428)	(70,540)
Cash dividends paid	(7,588)	(5,201)
Preferred stock dividends paid	(3,396)	(3,396)
Contingent liability payment	(8,195)	(10,698)
Capital contributions by non-controlling interests in operating entities	14,772	27,821
Capital distributions to non-controlling interests in operating entities	(6,953)	(4,196)
Consolidated Funds
Capital contributions by non-controlling interests in Consolidated Funds	—	19,017
Capital distributions to non-controlling interests in Consolidated Funds	—	(19,271)
Net cash provided by / (used in) financing activities	(39,746)	(61,437)
Change in cash and cash equivalents	114,300	108,789
Cash and cash equivalents, including cash collateral pledged and segregated cash, beginning of period	1,156,834	941,470
Cash and equivalents at end of period:
Cash and cash equivalents	926,768	806,887
Cash collateral pledged	145,570	64,895
Segregated cash	198,772	178,179
Cash and cash equivalents, Consolidated Funds	25	298
Cash and cash equivalents, including cash collateral pledged and segregated cash, end of period	$1,271,134	$1,050,259
Supplemental information
Cash paid during the year for interest	$86,572	$113,758
Cash paid during the year for taxes	$25,545	$63,728
Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (See Note 14)	$16,562	$21,232
Preferred stock dividends declared (See Note 14)	$3,396	$3,396
Cash dividends declared (See Note 14)	$8,156	$5,815
Net assets (liabilities) acquired upon acquisition (net of cash)	$(187,613)	$3,107
Net decrease in non-controlling interests in Consolidated Fund due to deconsolidation of Consolidated Fund (See Note 2)	$—	$74,813
Common stock issuance in relation to acquisitions	$1,881	$2,202
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
Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. As of June 30, 2022 and December 31, 2021, the total assets of the consolidated VIEs were $336.8 million and $304.1 million, respectively, and total liabilities of the consolidated VIEs were $5.4 million and $9.8 million, respectively.
The Company consolidates investment funds for which it acts as the managing member/general partner and investment manager. At June 30, 2022, the Company consolidated Ramius Enterprise LP (“Enterprise LP”), an investment fund. At December 31, 2021, the Company consolidated the following investment funds: Enterprise LP and Cowen Private Investments LP ("Cowen Private").
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
ii. Carried Interest—For the private equity and debt fund products the Company offers, the Company is allocated incentive income by the investment funds based on the extent by which the investment funds' performance exceeds predetermined thresholds. Carried interest allocations are generally structured from a legal standpoint as an allocation of capital in the Company’s capital account. The Company accounts for carried interest allocations by applying an equity ownership model. Accordingly, the Company accrues performance allocations quarterly based on the fair value of the underlying investments assuming hypothetical liquidation at book value.
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
Accounts payable, accrued expenses and other liabilities—Accounts payable, accrued expenses and other liabilities include contingent consideration liabilities related to terms of the purchase agreements of the Company's previous acquisitions. In each instance the Company is required to pay the sellers of such entities a portion of future net income and/or revenues of the acquired business if certain targets are met through December 24, 2024. For each acquisition the Company has estimated the contingent consideration liabilities using a combination of Monte Carlo and Discounted Cash Flow methods which require the Company to make estimates and assumptions regarding the future cash flows and profits related to the ongoing operations of these acquired businesses. The Company updates it’s estimates and assumptions each reporting period and the associated change in fair value is shown in the accompanying condensed consolidated statements of operations.
f.    Offsetting of derivative contracts
To reduce credit exposures on derivatives, the Company may enter into master netting agreements with counterparties that permit the Company the right, in the event of a default by a counterparty, to offset the counterparty’s rights and obligations under the agreement and to liquidate and offset any collateral against any net amount owed by the counterparty. Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) in the condensed consolidated statements of financial condition when a legal right of offset exists under an enforceable netting agreement. Additionally, derivatives are reported net of cash collateral received and posted under enforceable credit support agreements in the condensed consolidated statements of financial condition, provided a legal right of offset exists. See Note 6 for further information about offsetting of derivative financial instruments.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
•Equity research fees. Equity research fees are paid to the Company for providing access to equity research. In the US, revenue is recognized once an arrangement exists, access to research has been provided and the customer has benefited from the research. As part of Markets in Financial Instruments Directive ("MiFID II"), the international customers of the Company's broker-dealers have executed equity research contracts with its clients. The contracts either contain a fixed price for providing access to research or a price at the discretion of the customer with a contract minimum. Fixed equity research fees are recognized over the contract period as the customer is benefiting from the research throughout the contract term. When the equity research fees are based on the customer’s discretion with a contract minimum, the Company recognizes the contract minimum over the life of the contract as the customer benefits from the research provided and adjusts the revenue when the Company can estimate the amount of equity research fees over the contract minimum. Additionally, the Company earns variable consideration for attending client conferences and events. Revenue is recognized when the Company attends a client conference or event.
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
•Portfolio Fund principal transactions, net. Portfolio funds include interests in private investment partnerships, foreign investment companies and other collective investment vehicles which may be managed by the Company or its affiliates. The Company applies the practical expedient provided by the US GAAP fair value measurements and disclosures

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
guidance relating to investments in certain entities that calculate NAV per share (or its equivalent). The practical expedient permits an entity holding certain investments that calculates NAV per share or its equivalent for which the fair value is not readily determinable and is considered an investment company under ASC 946 to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy. Realized and unrealized gains (losses) resulting from changes in NAV per share are reflected within Investment income – portfolio fund principal transactions, net in the accompanying condensed consolidated statements of operations.
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
Management fees
The Company earns management fees from investment funds and certain managed accounts for which it serves as the investment manager; such fees earned are typically based on committed or invested capital for private equity funds and net asset value for hedge funds. The Company has determined that the primary drivers of management fees are committed and invested capital relating to private equity funds and assets under management relating to hedge funds. The management fees are earned as the investment management services are provided and are not subject to reversals. The performance obligation related to the transfer of these services is satisfied over time because the customer is receiving and consuming the benefits as they are provided by the Company.
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
Certain of the Companies Consolidated Funds invest in other investment funds for which the Company applies the practical expedient provided by the US GAAP fair value measurements and disclosures guidance relating to investments in certain entities that calculate NAV per share (or its equivalent). The practical expedient permits an entity holding investments in certain entities that either are investment companies or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy. Realized and unrealized gains (losses) resulting from changes in NAV per share are reflected within Consolidated Funds – Principal transaction, net.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
In accordance with federal and state tax laws, the Company and its subsidiaries file consolidated federal, state, and local income tax returns as well as stand-alone state and local tax returns. The Company also has subsidiaries that are residents in foreign countries where tax filings have to be submitted on a stand-alone or combined basis. These subsidiaries are subject to taxes in their respective countries and the Company is responsible for and therefore reports all taxes incurred by these subsidiaries in the condensed consolidated statements of operations. The foreign jurisdictions where the Company owns subsidiaries and has tax filing obligations are the United Kingdom, Luxembourg, Malta, Guernsey, Germany, Switzerland, Israel, South Africa, Canada and Hong Kong.
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
In June 2022, the FASB issued guidance that amends ASC 820 to clarify that when evaluating the fair value of an equity security a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security's unit of account. Accordingly, an entity should not consider the

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
contractual sale restriction when measuring the equity security’s fair value. The guidance further prohibits an entity from recognizing a contractual sale restriction as a separate unit of account and requires specific disclosures related to the fair value; the nature and duration of the restrictions; and circumstances that could cause the restrictions to lapse on such an equity security. For public business entities, the guidance is effective for reporting periods beginning after December 15, 2023 and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact of the new guidance.
3. Acquisition
Kelvin Re Limited
On June 1, 2022 (the "Kelvin Acquisition Date"), the Company completed its acquisition of Kelvin Re Limited (“Kelvin”) by acquiring all of the issued and outstanding ordinary shares in Kelvin from CS IRIS A Fund Limited (the "Kelvin Acquisition"). Kelvin is a general reinsurance company incorporated and domiciled in Guernsey whose principal activity was the provision of property and natural catastrophe reinsurance business. In December 2020, Kelvin ceased underwriting new business and has been operating as a run-off entity. Cowen acquired Kelvin to manage the outstanding reinsurance claims arising from its existing portfolio. (See Note 18).

In accordance with US GAAP and SEC Regulation S-X Rule 11-01(d), the Kelvin Acquisition is accounted for as an asset acquisition because the assets and liabilities of Kelvin do not meet the definition of a business, and accordingly the assets and liabilities acquired as part of the Kelvin Acquisition were measured based on their cost allocated to assets on a relative fair value basis, which included transaction costs of $1.6 million.

The aggregate purchase price of the Kelvin Acquisition after transaction costs is $221.0 million. The purchase price was paid in cash by Kelvin on behalf of Cowen. The results of Kelvin are integrated within the Company's insurance business as of the Kelvin Acquisition Date, which is reported in the Company’s Operating Company segment.

The table below summarizes the net tangible and intangible assets acquired and liabilities assumed as of June 1, 2022:

(dollars in thousands)
Cash and cash equivalents	$92,589
Cash collateral pledged	316,049
Premiums receivable from cedants	58,904
Claims recoverable from reinsurers	52,526
Insurance and reinsurance assets	111,430
Other assets	94
Premiums and other costs payable to reinsurers	(5,400)
Claims liabilities	(292,026)
Insurance and reinsurance liabilities	(297,426)
Accounts payable, accrued expenses and other liabilities	(1,711)
Total net assets acquired	$221,025
Malta Holdings Ltd.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
As of the Malta Acquisition Date, the estimated fair value of the Company's intangible assets, which are primarily broker relationships, was $4.6 million and had a weighted average useful life of 10 years. The licenses of $0.2 million has indefinite life. Amortization expense for the three months ended June 30, 2022 and 2021 was $0.1 million, respectively, and for the six months ended June 30, 2022 and 2021 was $0.2 million, respectively.
As of June 30, 2022, the estimated amortization expense related to these intangible assets in future periods is as follows:

(dollars in thousands)
2022	$229
2023	458
2024	458
2025	458
2026	458
Thereafter	2,124
$4,185
In addition to the purchase price consideration, for the six months ended June 30, 2021, the Company had incurred acquisition-related expenses of $0.2 million, including financial advisory, legal and valuation services, which are included in professional, advisory and other fees in the accompanying condensed consolidated statements of operations.
4. Cash Collateral Pledged
As of June 30, 2022 and December 31, 2021, the Company pledged cash collateral in the amount of $3.5 million and $3.4 million respectively, which relates to letters of credit issued to the landlords of the Company's premises in various locations. The Company also has pledged cash collateral for reinsurance agreements which amounted to $142.1 million (of which $40.0 million was in the form of letters of credit), as of June 30, 2022, and $44.1 million, as of December 31, 2021, which are expected to be released periodically as per the terms of the reinsurance policy (see Notes 12 and 18).
As of June 30, 2022, the Company has the following irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
New York	$212	April 2023
New York	1,325	October 2022
New York	1,227	August 2022
Boston	193	March 2023
San Francisco	455	October 2025
Tel Aviv, Israel	42	January 2025
	$3,454

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2022 and December 31, 2021 there were no amounts due related to these letters of credit.
5. Segregated Cash
As of June 30, 2022 and December 31, 2021, cash segregated under federal regulations and other restricted deposits of $198.8 million and $194.7 million, respectively, consisted of cash deposited in Special Reserve Bank Accounts for the exclusive benefit of customers under SEC Rule 15c3-3 and cash deposited in Special Reserve Bank Accounts for the exclusive benefit of Proprietary Accounts of Broker-Dealers ("PAB") under SEC Rule 15c3-3 (see Note 24).
6. Investments of Operating Entities and Consolidated Funds
a.    Operating entities
Securities owned, at fair value
Securities owned, at fair value are held by the Company and are considered held for trading. Certain securities owned, at fair value, are pledged to external clearing brokers under terms which permit the external clearing broker to sell or re-pledge the securities to others subject to certain limitations.
As of June 30, 2022 and December 31, 2021, securities owned, at fair value consisted of the following:

	As of June 30, 2022	As of December 31, 2021
	(dollars in thousands)
Common stock	$1,714,485	$2,428,820
Preferred stock	197,648	134,930
Warrants and rights	67,836	46,459
Government bonds	12,475	16,002
Corporate bonds	339,046	21,468
Convertible bonds	11,886	5,250
Term loan	7,308	3,907
Trade claims (*)	6,286	3,496
Private investments	1,514	410
	$2,358,484	$2,660,742
(*)The Company has elected the fair value option for securities owned, at fair value with a fair value of $6.3 million and $3.5 million of trade claims respectively, at June 30, 2022 and December 31, 2021.
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
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of June 30, 2022		As of December 31, 2021
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$17,611	$691	$—	$—
Currency forwards	$157,280	695	$10,727	80
Equity swaps	$2,284,579	617,072	$1,950,181	305,370
Options (a)	161,755	83,755	217,393	61,219
Interest rate swap (c)	$—	—	$285,000	1,208
Netting - swaps (b)		(203,583)		(81,742)
		$498,630		$286,135

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Payable for derivative contracts	As of June 30, 2022		As of December 31, 2021
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$—	$—	$9,378	$266
Currency forwards	$19,375	23	$149,575	1,346
Equity swaps	$917,763	113,533	$988,329	114,689
Interest rate swaps (c)	$400,000	2,547	$—	—
Options (a)	160,487	29,627	182,440	36,192
Netting - swap (b)		(95,323)		(92,330)
		$50,407		$60,163
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
(c) Interest rate swap offsetting the Company's floating rate debt on the Company's term loan. See Note 12
The following tables present the gross and net derivative positions and the related offsetting amount, as of June 30, 2022 and December 31, 2021. This table does not include the impact of over-collateralization.

		Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition
	Gross amounts recognized			Financial instruments (a)	Cash Collateral pledged (a)	Net amounts
	(dollars in thousands)
As of June 30, 2022
Receivable on derivative contracts, at fair value	$702,213	$203,583	$498,630	$4,451	$385,769	$108,410
Payable for derivative contracts, at fair value	145,730	95,323	50,407	4,889	—	45,518

As of December 31, 2021
Receivable on derivative contracts, at fair value	$367,877	$81,742	$286,135	$1,421	$211,442	$73,272
Payable for derivative contracts, at fair value	152,493	92,330	60,163	2,839	—	57,324
(a)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
The realized and unrealized gains/(losses) related to derivatives trading activities were $400.9 million and $(56.5) million for the three months ended June 30, 2022 and 2021 and $363.1 million and $(21.0) million for the six months ended June 30, 2022 and 2021, respectively, and are included in Investment income- Securities principal transactions, net in the accompanying condensed consolidated statements of operations. The net gains (losses) on derivative contracts in the table above are one of a number of activities comprising the Company's business activities and are calculated before consideration of economic hedging transactions, which generally offset the net gains (losses) included above.
Pursuant to the various derivatives transactions discussed above, except for exchange traded derivatives and certain options, the Company is required to post/receive collateral. These amounts are recognized in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations respectively. As of June 30, 2022 and December 31, 2021, all derivative contracts were with major financial institutions.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Other investments
As of June 30, 2022 and December 31, 2021, other investments included the following:

	As of June 30, 2022	As of December 31, 2021
	(dollars in thousands)
Portfolio funds, at fair value (1)	$122,356	$137,986
Carried interest (2)	38,181	88,925
Equity method investments (3)	32,603	47,200
	$193,140	$274,111
(1) Portfolio funds, at fair value
The portfolio funds, at fair value as of June 30, 2022 and December 31, 2021, included the following:

	As of June 30, 2022	As of December 31, 2021
	(dollars in thousands)
HealthCare Royalty Partners LP (a)(*)	$725	$832
HealthCare Royalty Partners II LP (a)(*)	1,255	1,259
Eclipse Ventures Fund I, L.P. (b)	5,645	5,829
Eclipse Ventures Fund II, L.P. (b)	2,508	2,354
Eclipse Continuity Fund I, L.P. (b)	1,521	1,641
Starboard Value and Opportunity Fund LP (c)(*)	44,829	49,252
Starboard Value and Opportunity Fund Ltd (c) (*)	2,484	2,732
Lagunita Biosciences, LLC (d)	3,984	5,671
Starboard Leaders Fund LP (e)(*)	2,575	2,823
Formation8 Partners Fund I, L.P. (f)	17,599	20,992
BDC Fund I Coinvest 1, L.P. (g)	1,250	1,250
Difesa Partners, LP (h)	918	1,017
Cowen Sustainable Investments I LP (i)(*)	11,753	13,102
Cowen Healthcare Investments II LP (i) (*)	9,650	13,055
Cowen Healthcare Investments III LP (i)(*)	6,536	8,426
Cowen Healthcare Investments IV LP (i)(*)	2,671	1,071
Eclipse SPV I, LP (j)(*)	1,445	1,445
TriArtisan ES Partners LLC (k)(*)	1,843	1,805
TriArtisan PFC Partners LLC (l)(*)	1,111	1,112
Ramius Merger Fund LLC (m)(*)	1,493	1,692
Other private investment (n)(*)	245	303
Other affiliated funds (o)(*)	316	323
	$122,356	$137,986
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
(c)Starboard Value and Opportunity Fund LP and Starboard Value and Opportunity Fund Ltd are hedge funds with a focused and fundamental approach to investing in publicly traded US companies. Both funds permit quarterly withdrawals upon 90 days' notice.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The carried interest as of June 30, 2022 and December 31, 2021, included the following:

	As of June 30, 2022	As of December 31, 2021
	(dollars in thousands)
Cowen Healthcare Investments II LP	$14,098	$23,327
Cowen Healthcare Investments III LP	1,413	18,523
Cowen Sustainable Investments I LP	613	7,436
Cowen Sustainable Investments Offshore I LP	118	9,196
CSI I Prodigy Co-Investment LP	1,317	2,436
CSI PRTA Co- Investment LP	4,993	9,535
TriArtisan TGIF Partners LLC	4,283	4,047
TriArtisan ES Partners LLC	3,461	3,401
TriArtisan PFC Partners LLC	7,142	9,394
TriArtisan SBE Partners LLC	362	—
Ramius Multi-Strategy Fund LP	261	587
Ramius Merger Fund LLC	1	861
RCG IO Renergys Sarl	119	136
Other affiliated funds	—	46
	$38,181	$88,925
(3) Equity method investments
Equity method investments include investments held by the Company in several operating companies. The operating agreement that governs the management of day-to-day operations and affairs of these entities stipulates that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these entities requires the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current Accounting Standards and the Company accounts for these investments under the equity method of accounting. Included in equity method investments are the investments in (a) HealthCare Royalty Partners General Partners (b) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day-to-day management (including portfolio management) of several activist investment funds and related managed accounts and (c) operating companies whose operations primarily include the day-to-day management of real estate entities. The Company recorded no impairment charges in relation to its equity method investments for the three and six months ended June 30, 2022 and 2021.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes equity method investments held by the Company:

	As of June 30, 2022	As of December 31, 2021
	(dollars in thousands)
Starboard Value LP	$25,778	$36,889
HealthCare Royalty GP III, LLC	1,714	1,957
HealthCare Royalty GP, LLC	1,355	1,451
HealthCare Royalty GP II, LLC	213	213
HealthCare Royalty GP IV, LLC	1,545	1,716
RCG Longview Debt Fund IV Management, LLC	331	331
HCR Overflow Fund GP, LLC	698	839
HCRP MGS Account Management, LLC	301	598
HCR Stafford Fund GP, LLC	418	2,955
Other	250	251
	$32,603	$47,200
The Company's income (loss) from equity method investments was $3.5 million and $6.7 million for the three months ended June 30, 2022 and 2021 and $9.1 million and $19.4 million and for the six months ended June 30, 2022 and 2021, respectively, and is included in net gains (losses) on other investments on the accompanying condensed consolidated statements of operations.
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying condensed consolidated statements of financial condition. As of June 30, 2022 and December 31, 2021, securities sold, not yet purchased, at fair value consisted of the following:

	As of June 30, 2022	As of December 31, 2021
	(dollars in thousands)
Common stock	$1,069,580	$1,192,396
Corporate bonds	37	37
Preferred stock	21,863	9,009
Warrants and rights	9	6
	$1,091,489	$1,201,448
Securities purchased under agreements to resell/securities sold under agreements to repurchase and securities lending and borrowing transactions
The following tables present the contractual gross and net securities borrowing and lending agreements and securities sold under agreements to repurchase and the related offsetting amount as of June 30, 2022 and December 31, 2021.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

				Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
	Gross amounts recognized, net of allowance	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Additional Amounts Available	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of June 30, 2022
Securities borrowed	$1,574,854	$—	$1,574,854	$—	$1,483,593	$—	$91,261
Securities loaned	1,353,229	—	1,353,229	—	1,318,861	—	34,368
Securities purchased under agreements to resell	411	—	411	—	426	—	(15)
Securities sold under agreements to repurchase	177,052	—	177,052	—	218,368	—	(41,316)

As of December 31, 2021
Securities borrowed	1,704,603	—	1,704,603	—	1,652,007	—	52,596
Securities loaned	1,586,572	—	1,586,572	—	1,592,140	—	(5,568)
Securities sold under agreements to repurchase	$63,469	$—	$63,469	$—	$74,443	$—	$(10,974)
(a)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(b)Includes the amount of cash collateral held/posted.
The following tables present gross obligations for securities loaned and securities sold under agreements to repurchase by remaining contractual maturity and class of collateral pledged as of June 30, 2022 and December 31, 2021:

	Open and Overnight	Up to 30 days	31 - 90 days	Greater than 90 days	Total
	(dollars in thousands)
As of June 30, 2022
Securities loaned
Common stock	$1,227,110	$—	$—	$—	$1,227,110
Corporate bonds	126,119	—	—	—	126,119
Securities purchased under agreements to resell
U.S. Treasury securities	411	—	—	—	411
Securities sold under agreements to repurchase
Common stock	30,242	—	—	—	30,242
Corporate bonds	94,801	—	—	—	94,801
U.S. Treasury securities	52,009	—	—	—	52,009
As of December 31, 2021
Securities loaned
Common stock	1,570,835	—	—	—	1,570,835
Corporate bonds	15,737	—	—	—	15,737
Securities sold under agreements to repurchase
Common stock	$—	$20,906	$42,563	$—	$63,469
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $8.1 billion and $672.1 million as of June 30, 2022 and $9.7 billion and $744.5 million as of December 31, 2021, respectively. The carrying value of the Company's exposure to loss for these variable interest entities as of June 30, 2022 was $123.1 million, and as of December 31, 2021 was $165.5 million, all of which is

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
included in other investments, at fair value in the accompanying condensed consolidated statements of financial condition. Additionally, the Company's maximum exposure to loss for the variable interest entities noted above as of June 30, 2022 and December 31, 2021, was $190.1 million and $233.6 million, respectively.  The maximum exposure to loss often differs from the carrying value of exposure to loss of the variable interests. The maximum exposure to loss is dependent on the nature of the variable interests in the VIEs and is limited to the notional amounts of certain commitments and guarantees.
b.    Consolidated Funds
Other investments, at fair value
Investments in portfolio funds, at fair value
As of June 30, 2022 and December 31, 2021, investments in portfolio funds, at fair value, included the following:

	As of June 30, 2022	As of December 31, 2021
	(dollars in thousands)
Investments of Enterprise LP	$81,855	$99,067
	$81,855	$99,067
Consolidated portfolio fund investments of Enterprise LP
On May 12, 2010, the Company announced its intention to close its master fund, Ramius Enterprise Master Fund Ltd ("Enterprise Master"). Enterprise LP operated under a "master-feeder" structure up until January 1, 2019, when Enterprise Master distributed its capital to each feeder and was liquidated. As of June 30, 2022 and December 31, 2021, the consolidated investments in portfolio funds include Enterprise LP's investment in RCG Special Opportunities Fund, Ltd which is a portfolio fund that invests in a limited number of private equity investments directly as well as through affiliated portfolio funds.
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly held by the Company, indirectly through the Company's consolidated entities or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of June 30, 2022 and December 31, 2021, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There were two indirect concentrations that exceeded 5% of the Company's equity as of June 30, 2022 and one that exceeded 5% of the Company's equity at December 31, 2021.
Through its investments in a Consolidated Fund and combined with direct Company investments, the Company maintained exposure to Linkem S.p.A which accounted for 5% or more of the Company's equity as of both December 31, 2021 and June 30, 2022. As of June 30, 2022, through its investments in a consolidated special purpose vehicle, the Company maintained exposure to Polysign, Inc which accounted for 5% or more of the Company's equity.

	Investment's percentage of the Company's stockholders' equity
	Issuer	Security Type	Country	Industry	Percentage of Stockholders' Equity	Market Value
						(dollars in thousands)
As of June 30, 2022	Linkem S.p.A.	Equity, warrants, and shareholder loan	Italy	Wireless Broadband	7.72%	$80,790
As of June 30, 2022	Polysign, Inc	Preferred - Series B and C	United States of America	Financial Technology	5.45%	$57,053
As of December 31, 2021	Linkem S.p.A.	Equity and warrants	Italy	Wireless Broadband	8.22%	$83,537

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
7. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of June 30, 2022 and December 31, 2021:

	Assets at Fair Value as of June 30, 2022
	Level 1	Level 2	Level 3	Netting (c)	Total
		(dollars in thousands)
Operating Entities
Securities owned, at fair value
Government bonds	$12,475	$—	$—	$—	$12,475
Preferred stock	19,672	—	177,976	—	197,648
Common stock	1,671,543	680	42,262	—	1,714,485
Convertible bonds	—	—	11,886	—	11,886
Corporate bonds	—	334,984	4,062	—	339,046
Trade claims	—	—	6,286	—	6,286
Term loan	—	2,834	4,474	—	7,308
Warrants and rights	32,552	—	35,284	—	67,836
Private investments	—	866	648	—	1,514
Receivable on derivative contracts, at fair value
Futures	691	—	—		691
Currency forwards	—	695	—	—	695
Equity swaps	—	617,072	—	(203,583)	413,489
Options	83,540	—	215	—	83,755
	$1,820,473	$957,131	$283,093	$(203,583)	$2,857,114
Portfolio funds measured at net asset value (a)					122,356
Consolidated Funds' portfolio funds measured at net asset value (a)					81,855
Carried interest (a)					38,181
Equity method investments (a)					32,603
Total investments					$3,132,109

	Liabilities at Fair Value as of June 30, 2022
	Level 1	Level 2	Level 3	Netting (c)	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased, at fair value
Common stock	$1,069,403	$177	$—	$—	$1,069,580
Corporate bonds	—	37	—	—	37
Preferred stock	21,863	—	—	—	21,863
Warrants and rights	9	—	—	—	9
Payable for derivative contracts, at fair value
Currency forwards	—	23	—	—	23
Equity swaps	—	113,533	—	(95,323)	18,210
Interest rate swaps	—	2,547	—	—	2,547
Options	27,371	—	2,256	—	29,627
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	38,247	—	38,247
	$1,118,646	$116,317	$40,503	$(95,323)	$1,180,143
(a) In accordance with US GAAP, portfolio funds are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not classified in the fair value hierarchy. Carried interest and equity method

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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

	Assets at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Netting (c)	Total
		(dollars in thousands)
Operating Entities
Securities owned, at fair value
Government bonds	$16,002	$—	$—	$—	$16,002
Preferred stock	12,299	—	122,631	—	134,930
Common stock	2,396,041	121	32,658	—	2,428,820
Convertible bonds	—	—	5,250	—	5,250
Corporate bonds	—	19,049	2,419	—	21,468
Trade claims	—	—	3,496	—	3,496
Term loan	—	3,907	—	—	3,907
Private investments	—	—	410	—	410
Warrants and rights	31,056	—	15,403	—	46,459
Receivable on derivative contracts, at fair value
Currency forwards	—	80	—	—	80
Equity swaps	—	305,370	—	(81,742)	223,628
Options	60,985	—	234	—	61,219
Interest rate swap	—	1,208	—	—	1,208
	$2,516,383	$329,735	$182,501	$(81,742)	$2,946,877
Portfolio funds measured at net asset value (a)					137,986
Consolidated Funds' portfolio funds measured at net asset value (a)					99,067
Carried interest (a)					88,925
Equity method investments (a)					47,200
Total investments					$3,320,055

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Netting (c)	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased, at fair value
Common stock	$1,192,396	$—	$—	$—	$1,192,396
Corporate bonds	—	37	—	—	37
Preferred stock	9,009	—	—	—	9,009
Warrants and rights	6	—	—	—	6
Payable for derivative contracts, at fair value
Futures	266	—	—	—	266
Currency forwards	—	1,346	—	—	1,346
Equity swaps	—	114,689	—	(92,330)	22,359
Options	32,773	—	3,419	—	36,192
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	62,223	—	62,223
	$1,234,450	$116,072	$65,642	$(92,330)	$1,323,834
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
The following table includes a roll forward of the amounts for the three and six months ended June 30, 2022 and 2021 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2022
	Balance at March 31, 2022	Transfers in		Transfers out	Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2022	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$169,701	$—		$—	$16,723	$—	$(8,448)	$177,976	$(8,448)
Common stock	39,831	—		—	4,013	(13)	(1,569)	42,262	(1,578)
Convertible bonds	5,250	—		—	6,636	—	—	11,886	—
Corporate bonds	2,426	1,082	(c)	—	560	(9)	3	4,062	3
Options, asset	228	—		—	—	—	(13)	215	(13)
Options, liability	3,079	—		—	—	—	(823)	2,256	(823)
Term Loan	—	—		—	4,452	—	22	4,474	22
Warrants and rights	18,557	—		—	656	(84)	16,155	35,284	16,333
Trade claims	4,840	—		—	1,995	(629)	80	6,286	(861)
Private investments	550	—		—	—	(25)	123	648	99
Contingent consideration liability	57,339	—		—	—	(19,092)	—	38,247	—

	Three Months Ended June 30, 2021
	Balance at March 31, 2021	Transfers in		Transfers out	Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2021	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$56,476	$—		$—	$46,801	$—	$2,193	$105,470	$2,193
Common stock	22,706	3,409	(b)	—	6,246	(5,086)	14,325	41,600	14,820
Convertible bonds	3,137	—		—	4,777	(3,000)	4,798	9,712	4,799
Corporate bonds	136	—		—	12	(55)	14	107	20
Options, asset	241	—		—	—	—	3	244	3
Options, liability	3,297	—		—	—	—	322	3,619	322
Term Loan	12,424	—		—	—	—	139	12,563	139
Warrants and rights	7,924	2,928	(b)	—	—	(404)	1,183	11,631	1,348
Trade claims	5,905	—		—	813	(88)	(911)	5,719	(2,923)
Private investments	1,085	—		—	—	(419)	—	666	—
Corporate bond, liability	415	—		—	—	(110)	(305)	—	—
Government bonds, liability	522	—		—	—	(291)	(231)	—	—
Contingent consideration liability	19,579	—		—	—	—	5,231	24,810	5,231
Consolidated Funds
Common stock	2,951	(4,000)	(b)	—	—	—	1,049	—	—
Warrants and rights	5,329	—		—	—	(3,777)	(1,552)	—	—

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2022
	Balance at December 31, 2021	Transfers in		Transfers out	Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2022	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$122,631	$—		$—	$20,164	$(1,100)	$36,281	$177,976	$36,281
Common stock	32,658	—		—	6,031	(46)	3,619	42,262	3,609
Convertible bonds	5,250	—		—	6,636	—	—	11,886	—
Corporate bond	2,419	1,082	(c)	—	560	(9)	10	4,062	10
Options, asset	234	—		—	—	—	(19)	215	(19)
Options, liability	3,419	—		—	—	—	(1,163)	2,256	(1,163)
Term loan	—	—		—	4,452	—	22	4,474	22
Warrants and rights	15,403	—		—	1,069	(84)	18,896	35,284	19,074
Trade claims	3,496	—		—	3,661	(1,244)	373	6,286	(568)
Private investments	410	—		—	353	(275)	160	648	135
Contingent consideration liability	62,223	—		—	—	(29,168)	5,192	38,247	5,192

	Six Months Ended June 30, 2021
	Balance at December 31, 2020	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2021	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$59,967	$—		$—		$48,659	$(4,651)	$1,495	$105,470	$(1,830)
Common stock	23,786	3,409	(b)	(5,354)	(a)	9,472	(6,473)	16,760	41,600	16,498
Convertible bonds	6,040	—		—		5,827	(6,930)	4,775	9,712	4,776
Corporate Bond, asset	135	—		—		82	(103)	(7)	107	(29)
Options, asset	251	—		—		—	—	(7)	244	(7)
Options, liability	3,915	—		—		—	—	(296)	3,619	(296)
Warrants and rights	6,547	2,928	(b)	—		3,406	(1,610)	360	11,631	504
Term Loan	12,623	—		—		322	—	(382)	12,563	(382)
Trade claim	8,713	—		—		2,191	(4,304)	(881)	5,719	(1,902)
Private investments	642	—		—		443	(419)	—	666	—
Corporate bond, liability	704	—		—		—	(399)	(305)	—	—
Government bonds, liability	1,500	—		—		—	(1,569)	69	—	—
Contingent consideration liability	37,952	—		—		—	(11,312)	(1,830)	24,810	(1,830)
Consolidated Funds
Common stock	2,951	(4,000)	(b)	—		—	—	1,049	—	—
Warrants and rights	5,806	—		—		—	(4,447)	(1,359)	—	—
(1) Unrealized gains/losses are reported in Investment income - Securities principal transactions, net in the accompanying condensed consolidated statements of operations.
(a) The entity in which the Company is invested completed an initial public offering.
(b) Fair market value derived using models and private transactions.
(c) The transfers between level 1, level 2 and level 3 are due to the change in the availability of observable inputs.
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
The following table includes quantitative information as of June 30, 2022 and December 31, 2021 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value June 30, 2022	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$172,521	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	12.5% - 40% 4.2x - 7.9x	28.3% 6.6x
Options	215	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	12.5% - 13.5% 6.25x - 6.75x	13.5% 6.5x
Trade claims	1,925	Discounted cash flows	Discount rate	54%	54%
Warrants and rights	15,378	Discounted cash flows Guideline companies Option pricing model	Discount rate EBITDA Market Multiples Volatility	12.5% - 13.5% 6.25x - 6.75x 56.2% - 140%	13.5% 6.5x 80.6%
Other level 3 assets (a)	93,054
Total level 3 assets	$283,093
Level 3 Liabilities
Options	2,256	Option pricing model	Discount rate Volatility	2.99% 35%	2.99% 35%
Contingent consideration liability	38,247	Discounted cash flows Monte Carlo simulation	Discount rate Volatility	9% - 16% 17% - 21%	13% 19.1%
Total level 3 liabilities	$40,503

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2021	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$76,491	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	12.5% - 20% 6.25x - 6.75x	13% 6.5x
Trade claims	2,376	Discounted cash flows	Discount rate	40%	40%
Warrants and rights	4,483	Discounted cash flows Guideline companies Option pricing model	Discount rate EBITDA Market Multiples Volatility	12.5% - 13.5% 6.25x - 6.75x 90% - 100%	13% 6.5x 95%
Options	234	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	12.5% - 13.5% 6.25x - 6.75x	13% 6.5x
Other level 3 assets (a)	98,917
Total level 3 assets	$182,501
Level 3 Liabilities

Options	3,419	Option pricing model	Volatility	35%	35%
Contingent consideration liability	62,223	Discounted cash flows Monte Carlo simulation	Discount rate Volatility	7% - 15% 20% - 24%	12% 22%
Total level 3 liabilities	$65,642
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

Cowen Inc.
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
Other financial assets and liabilities
The following table presents the carrying values and fair values, at June 30, 2022 and December 31, 2021, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value (see Note 2e).

	June 30, 2022				December 31, 2021				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$926,768		$926,768		$914,343		$914,343		Level 1
Cash collateral pledged	145,570		145,570		47,494		47,494		Level 2
Segregated cash	198,772		198,772		194,701		194,701		Level 1
Securities purchased under agreements to resell	411		411		—		—		Level 2
Securities borrowed	1,574,854		1,574,854		1,704,603		1,704,603		Level 2
Loans receivable	5,130		5,130	(b)	4,858		4,858	(b)	Level 3
Consolidated Funds
Cash and cash equivalents	25		25		296		296		Level 1
Financial Liabilities
Securities sold under agreements to repurchase	177,052		177,052		63,469		63,469		Level 2
Securities loaned	1,353,229		1,353,229		1,586,572		1,586,572		Level 2
Notes payable and other debt	623,792	(c)	613,604	(a)	623,371	(c)	655,229	(a)	Level 2
(a)Notes payable and other debt are based on the last broker quote available.
(b)The fair market value of level 3 loans is calculated using discounted cash flows where applicable.
(c)The carrying amount of the notes payable and other debt includes an unamortized discount and unamortized premium of $2.6 million and $0.2 million as of June 30, 2022, respectively, and unamortized discount and unamortized premium of $2.8 million and $0.3 million as of December 31, 2021, respectively.
8. Deposits with Clearing Organizations, Brokers and Banks
Under the terms of agreements between the Company and some of its clearing organizations, brokers and banks, balances owed are collateralized by certain of the Company's cash and securities balances. As of June 30, 2022 and December 31, 2021, the Company had a total of $90.9 million and $111.9 million, respectively, in deposit accounts with clearing organizations,

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
brokers and banks that could be used as collateral to offset losses incurred by the clearing organizations, brokers and banks, on behalf of the Company's activities, if such losses were to occur.
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
As of June 30, 2022 and December 31, 2021, amounts receivable from brokers, dealers and clearing organizations include:

	As of June 30, 2022	As of December 31, 2021
	(dollars in thousands)
Broker-dealers	$1,607,034	$1,533,713
Securities failed to deliver	63,471	17,851
Clearing organizations	40,871	56,075
Securities borrowed/loaned interest receivable	7,390	6,708
	$1,718,766	$1,614,347
As of June 30, 2022 and December 31, 2021, amounts payable to brokers, dealers and clearing organizations include:

	As of June 30, 2022	As of December 31, 2021
	(dollars in thousands)
Broker-dealers	$602,229	$483,112
Securities failed to receive	34,943	57,894
Clearing organizations	72,355	37,925
Securities borrowed/loaned interest payable	10,445	7,622
	$719,972	$586,553
10. Receivable From and Payable To Customers
As of June 30, 2022 and December 31, 2021, receivable from customers of $216.9 million and $159.4 million, respectively, consist of amounts owed by customers relating to securities transactions not completed on settlement date and receivables arising from prepaid research.
As of June 30, 2022 and December 31, 2021, payable to customers of $2.4 billion and $2.4 billion, respectively, include amounts due on cash and margin transactions to the Company's clients, some of which have their assets held by a Company omnibus account, which are included within receivables from brokers, dealers and clearing organizations in the accompanying condensed consolidated statements of financial condition. In the omnibus structure, positions that are owned by Cowen International Ltd are fully cross collateralized by client funds, meaning that the Company does not have market risk. Additionally, Cowen International Ltd has no obligation to settle any trade that it deems inappropriate from a risk perspective, adding an important market and counterparty risk mitigating factor.
11. Commission Management Payable
The Company receives a gross commission from various brokers, which is then used to fund commission sharing and recapture arrangements, less the portion retained as income to the Company. Accrued commission sharing and commission recapture payable of $128.6 million and $103.0 million, as of June 30, 2022 and December 31, 2021, respectively, are classified as commission management payable in the accompanying condensed consolidated statements of financial condition.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
12. Convertible Debt and Notes Payable
As of June 30, 2022 and December 31, 2021, the Company's outstanding debt was as follows:

	As of June 30, 2022	As of December 31, 2021
	(dollars in thousands)
Notes payable	$174,264	$174,015
Term loan	433,661	435,147
Other notes payable	14,737	12,537
Finance lease obligations	1,130	1,672
	$623,792	$623,371
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
On March 24, 2021, the Company issued a redemption notice announcing that the Company would redeem all of the December 2022 Convertible Notes, and provided holders the option to elect to settle the as-converted value of the December 2022 Convertible Notes as allowed under the terms of the December 2022 Convertible Notes. As a result of the Company’s call for redemption of the December 2022 Convertible Notes, the December 2022 Convertible Notes were convertible, at the option of the holder at any time prior to June 22, 2021, the second business day prior to the December 2022 Convertible Notes' Redemption Date. On June 24, 2021 (the "Redemption Date"), the Company redeemed all of the outstanding principal amount of the December 2022 Convertible Notes. The redemption amount was determined based on the holders election to convert, which allowed for either 100.00% of the principal amount thereof plus accrued and unpaid interest on such principal amount up to June 15, 2021, to, but not including the Redemption Date of the December 2022 Convertible Notes, or the value of the Company's Class A common stock to be issued on conversion. The settlement method for the December 2022 Convertible Notes was $88.1 million in cash, (the outstanding principal amount of the December 2022 Convertible Notes) and 2,938,841 shares of the Company’s Class A common stock, (the remainder of the conversion obligation in excess of the principal amount). The conversion rate on the December 2022 Convertible Notes on the Redemption Date was 33.35 shares of the Company’s Class A common stock per $1,000.00 principal amount of December 2022 Convertible Notes converted. In conjunction with the redemption of the remaining December 2022 Convertible Notes, the Company accelerated the pro rata unamortized discount of $5.1 million and capitalized debt issuance costs of $0.5 million.
Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $0.7 million for the three months ended June 30, 2021, and $1.5 million for the six months ended June 30, 2021, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and was amortized over the life of the December 2022 Convertible Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The Company recorded interest expense of $0.6 million for the three months ended June 30, 2021 and $1.3 million for the six months ended June 30, 2021.
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, which is shown net in notes payable in the accompanying condensed consolidated statement of financial condition. To date the May 2024 Notes have maintained their initial private rating. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $1.4 million and $1.4 million for the three months ended June 30, 2022 and 2021 and $2.8 million and $2.8 million for the six months ended June 30, 2022 and 2021, respectively. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in September 2019, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the "June 2033 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $1.9 million and $1.9 million for the three months ended June 30, 2022 and 2021 and $3.9 million and $3.9 million and for the six months ended June 30, 2022 and 2021, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the "December 2027 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million for the six months ended June 30, 2021. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
On March 24, 2021, the Company delivered payment of and discharged all $138.0 million outstanding aggregate principal of the December 2027 Notes plus accrued and unpaid interest through the effective redemption date of April 23, 2021. In conjunction with the extinguishment of the December 2027 Notes, the Company accelerated the pro-rata capitalized debt issuance costs. For the six months ended June 30, 2021, the Company recognized $4.4 million of loss on debt extinguishment. respectively.
Term Loan
March 2028 Term Loan
On March 24, 2021, the Company borrowed $300 million of first lien term loan due March 24, 2028. On December 15, 2021, the Company borrowed an additional $150 million first lien term loan under the same terms and conditions as, and fungible with, the initial first lien term loan (collectively, the “March 2028 Term Loan”). The aggregate amount borrowed under the March 2028 Term Loan is $450 million. The March 2028 Term Loan bears interest at an annual rate equal to, at the option of the Company, either the (a) London Inter-bank Offered Rate ("LIBOR") (adjusted for reserves and subject to a floor of 0.75%) plus a margin of 3.25% or (b) an alternate base rate plus a margin of 2.25%. The Company is required to pay amortization of approximately 1.00% per annum of the original principal amount of the March 2028 Term Loan. Additionally, the Company has entered into an interest rate swap to offset the floating interest rate of the March 2028 Term Loan (See Note 6). The obligations of the Company for the March 2028 Term Loan are guaranteed by certain of the Company’s wholly-owned domestic subsidiaries (excluding its broker-dealer subsidiaries) (the “Guarantors”) and secured by substantially all of the assets of the Company and the Guarantors, subject in each case to certain customary exceptions. The terms of the March 2028 Term Loan contain customary affirmative and negative covenants, subject to certain customary exceptions, thresholds, qualifications and “baskets”. Proceeds from the March 2028 Term Loan were used to (i) satisfy and discharge and redeem the Company’s 2027 Senior Notes, (ii) redeem

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
the Company’s December 2022 Convertible Notes that remained outstanding as of March 31, 2021 and pay the cash settlement amount in connection with the conversion of December 2022 Convertible Notes prior to that redemption date, and (iii) for the payment of fees, commissions, premiums, expenses and other transaction costs (including original issue discount or upfront fees) payable in connection with the transactions related thereto. As of June 30, 2022, the outstanding principal amount of the March 2028 Term Loan was $444.4 million.
Interest expense for the March 2028 Term Loan was $5.3 million and $3.0 million for the three months ended June 30, 2022 and 2021 and $9.8 million and $3.2 million for the six months ended June 30, 2022 and 2021, based on an effective interest rate of 4.46%. In March 2021, the Company capitalized debt issuance costs of approximately $6.6 million and initial unamortized discount of $1.5 million related to the March 2028 Term Loan which is a direct deduction from the carrying value of the debt and will be amortized over the life of the March 2028 Term loan in interest and dividends expense in the accompanying condensed consolidated statements of operations. In December 2021, the Company capitalized debt issuance costs of approximately $2.7 million and unamortized discount of $1.5 million related to the additional borrowing of $150 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the March 2028 Term loan in interest and dividends expense in the accompanying condensed consolidated statements of operations.
The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that all US Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative as of June 30, 2023. As the March 2028 Term Loan represents the Company’s only significant exposure to LIBOR as of March 31, 2022, the transition to an alternative Inter-bank Offer Rate is not expected to have a material impact on Company's condensed consolidated financial statements.
Other Notes Payable
During January 2022, the Company borrowed $4.0 million to fund insurance premium payments. This note had an effective interest rate of 2.01% and is due in December 2022, with monthly payment requirements of $0.4 million. As of June 30, 2022, the outstanding balance note was $2.2 million. Interest expense for the three and six months ended June 30, 2022 was insignificant.
On September 30, 2020, the Company borrowed $72.0 million from Purple Protected Asset S-81 ("PPA S-81"), a Luxembourg entity unrelated to Cowen. The Company repaid $60.0 million of the PPA S-81 loan in June 2021. The loan is payable on September 30, 2023, had an initial interest rate of 1.4 times the Secured Overnight Financing Rate ("SOFR") plus 6.07% until December 31, 2020 and 1.4 times the SOFR plus 5.8% until June 30, 2021 and 3.65 times the SOFR plus 4.0% thereafter with quarterly interest payments. The loan obligation, as well as a loan issued by The Military Mutual Ltd (a United Kingdom company unrelated to Cowen) with principal of $28.4 million that was sold by Cowen Re to PPA S-81 at fair value for no gain or loss on September 30, 2020, are fully cash collateralized through a reinsurance policy provided by Cowen Re which is reflected in cash collateral pledged in the condensed consolidated statements of financial condition as of December 31, 2020 (see Notes 4 and 18). The Company capitalized debt issuance costs of approximately $1.7 million which is a direct deduction from the carrying value of the loan and will be amortized over the life of the loan in interest and dividends expense shown in the accompanying condensed consolidated statements of operations. The Company recorded interest expense $0.5 million and $1.0 million for the three months ended June 30, 2022 and 2021 and $1.0 million and $2.1 million for the six months ended June 30, 2022 and 2021, respectively, related to its loan payable to PPA S-81.
During November 2019, the Company borrowed $2.6 million to fund general corporate capital expenditures. This note had an effective interest rate of 6% and is due in November 2024, with monthly payment requirements of $0.1 million. As of June 30, 2022, the outstanding balance on this note was $1.3 million. Interest expense for the three months ended June 30, 2022 and 2021 was insignificant. Interest expense for the six months ended June 30, 2022 and 2021 was $0.1 million, respectively.
Finance Lease Obligations
The Company has entered into various finance leases for computer equipment. These finance lease obligations are included in notes payable and other debt in the accompanying condensed consolidated statements of financial condition.
For the six months ended June 30, 2022 and 2021, quantitative information regarding the Company's finance lease obligations reflected in the accompanying condensed consolidated statements of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	$301	$318	$625	$627
Interest on lease liabilities	$16	$31	$35	$65
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases			$35	$65
Financing cash flows from finance leases			$594	$856

Weighted average remaining lease term - operating leases (in years)			1.57	2.08
Weighted average discount rate - operating leases			4.62%	4.73%
Annual scheduled maturities of debt and minimum payments (of principal and interest) for all debt outstanding as of June 30, 2022, are as follows:

	Notes Payable	Term Loan	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2022	$6,703	$12,768	$3,380	$506
2023	13,405	25,206	12,593	500
2024	88,578	25,050	543	100
2025	7,750	24,782	—	51
2026	7,750	24,570	—	12
Thereafter	150,375	448,395	—	—
Subtotal	274,561	560,771	16,516	1,169
Less (a)	(100,297)	(127,110)	(1,779)	(39)
Total	$174,264	$433,661	$14,737	$1,130
(a)Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the Company's convertible debt.
Letters of Credit
As of June 30, 2022, the Company has seven irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged cash collateral for reinsurance agreements (See Note 4).
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2022 and December 31, 2021, there were no amounts due related to these letters of credit.
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
On May 19, 2015, the Company completed its offering of 120,750 shares of Series A Convertible Preferred Stock that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum, which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and paid a cash dividend in respect of the Series A Convertible Preferred Stock of $1.7 million and $3.4 million for the three and six months ended June 30, 2022 and 2021. Each share of Series A Convertible Preferred Stock is non-voting and has a liquidity preference over the Company's Class A common stock and ranks senior to all classes or series of the Company's Class A common stock, but junior to all of the Company's existing and future indebtedness with respect to dividend rights and rights upon the Company's involuntary liquidation, dissolution or winding down.
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
Cash Dividends to Common Stockholders
During the first quarter of 2020, the Company began the declaration of a quarterly cash dividend payable on its common stock. During February 2021, the Company's Board of Directors declared a cash dividend of $0.08 per share of Class A common stock. During April 2021, July 2021 and October 2021, the Company's Board of Directors declared a cash dividend of $0.10 per share of Class A common stock. During February 2022 and April 2022, the Company's Board of Directors declared a cash dividend of $0.12 per share of Class A common stock. Dividends are payable on all outstanding shares of Class A common stock and on granted but unvested shares of Class A common stock under the Equity Plans on the date of record (See Note 19). During the three and six months ended June 30, 2022, the Company paid $3.7 million and $7.6 million of cash dividends to its holders of Class A common stock.
Treasury Stock
Treasury stock of $591.1 million as of June 30, 2022, compared to $547.1 million as of December 31, 2021, resulted from $16.6 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Equity Plans or other similar transactions and $27.4 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the six months ended June 30, 2022:

	Treasury Stock Shares	Cost (dollars in thousands)	Average Cost per Share
Balance outstanding at December 31, 2021	28,047,929	$547,112	$19.51
Shares purchased for minimum tax withholding under the 2010 and 2020 Equity Plans or other similar transactions	551,199	16,562	30.05
Purchase of treasury stock	919,002	27,428	29.85
Balance outstanding at June 30, 2022	29,518,130	$591,102	$20.03

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

	As of June 30, 2022	As of June 30, 2021
	(dollars in thousands)
Nonredeemable non-controlling interests in consolidated subsidiaries and investment funds
Operating companies
Beginning balance	$126,105	$83,818
Capital contributions	14,877	27,821
Capital distributions	(6,953)	(4,196)
Income (loss) attributable to non-controlling interests	11,214	21,786
Ending balance	145,243	129,229

Consolidated Funds
Beginning balance	33,630	115,806
Capital contributions	—	19,017
Capital distributions	—	(19,271)
Deconsolidation of entity	—	(74,813)
Income (loss) attributable to non-controlling interests	(6,064)	(3,469)
Ending balance	27,566	37,270

Total Nonredeemable non-controlling interests in consolidated subsidiaries and investment funds	$172,809	$166,499

16. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income includes the after tax change in Other revenues in the accompanying condensed consolidated statement of operations. During the periods presented, the Company did not have material reclassifications out of other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Beginning balance	$—	$(3)	$(2)	$(7)
Foreign currency translation	1	1	3	5
Ending balance	$1	$(2)	$1	$(2)

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
17. Revenue from Contracts with Customers
For the three and six months ended June 30, 2022 and 2021, the following tables presents revenues from contracts with customers disaggregated by fee type and segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Revenue from contracts with customers	Operating Company
Investment banking
Underwriting fees	$10,830	$88,680	$28,413	$242,984
Strategic/financial advisory fees	39,806	100,518	98,595	174,073
Placement and sales agent fees	48,010	31,380	70,593	103,924
Expense reimbursements from clients	1,523	4,403	4,110	8,834
Total investment banking revenue	100,169	224,981	201,711	529,815
Brokerage
Commissions	138,227	126,170	290,710	285,851
Trade conversion revenue	7,895	6,082	15,305	12,323
Equity research fees	5,909	4,997	12,112	9,590
Total brokerage revenue from customers	152,031	137,249	318,127	307,764
Management fees	16,522	14,768	33,078	40,267
Incentive income	—	169	633	2,427
Total revenue from contracts with customers - Op Co	$268,722	$377,167	$553,549	$880,273

	Asset Company
Management fees	195	226	408	470
Incentive income	—	—	—	—
Total revenue from contracts with customers - Asset Co	195	226	408	470
Total revenue from contracts with customers	$268,917	$377,393	$553,957	$880,743

18. Insurance and reinsurance
Cowen Insurance Co is a Malta based insurance company that reinsures a significant proportion of its portfolio (“Outward Reinsurance”). The Company's wholly owned subsidiaries, Cowen Reinsurance S.A. (based in Luxembourg) (“Cowen Re”) and Kelvin (based in Guernsey, see Note 3) provide reinsurance to third party insurance and reinsurance companies (“Inward Reinsurance”). Cowen Insurance Co's, Cowen Re's, and Kelvin's share of claims incurred and paid during the periods below, as well as the change in claims outstanding and claims incurred but not reported ("IBNR") during these periods, net of reinsurance, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Incurred and paid claims
Insurance (net of Outward Reinsurance)	$868	$1,055	$1,935	$1,798
Inward Reinsurance	8,970	1,533	12,081	5,438
Total	$9,838	$2,588	$14,016	$7,236
Change in claims outstanding and claims IBNR
Insurance (net of Outward Reinsurance)	$209	$(75)	$263	$(211)
Inward Reinsurance	(10,121)	(72)	(10,660)	(631)
Total	$(9,912)	$(147)	$(10,397)	$(842)

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
As of June 30, 2022 and December 31, 2021, insurance and reinsurance assets and liabilities consisted of the following:

	As of June 30, 2022	As of December 31, 2021

Insurance and reinsurance assets
Reinsurance recoverable on paid claims	$83,077	$9,072
Deferred acquisition costs	6,776	5,672
Cash advances held by cedants	3,523	3,523
Reinsurance recoverable on claims reserves	55,449	11,806
Total	$148,825	$30,073
Insurance and reinsurance liabilities
Reinsurance payables on paid claims	$17,552	$3,837
Unearned Premium reserve	31,267	23,241
Loss reserves (incurred claims and IBNR)	313,890	44,191
Total	$362,709	$71,269
Cowen Insurance Co, Cowen Re, and Kelvin utilize several methods to determine their claims IBNR. Cowen Insurance Co and Cowen Re generally employ an estimation methodology whereby historical average claims ratios over a period of up to 10 years are utilized, based on availability of data. In cases where current claims development contradicts historical results, Cowen Insurance Co and Cowen Re employ a method to determine average claims ratios derived through different actuarial calculation methods. If an event occurs that may give rise to significant future claims in excess of the amount calculated using the above-mentioned methodologies, the impact of such an event is calculated using existing claims data and actuarial estimation methods to adjust Cowen Insurance Co's and Cowen Re's IBNR provision. As Kelvin is in run-off Kelvin determines its IBNR liabilities based on figures provided by insurance companies that Kelvin reinsures as well as industry-wide information about claims development related to known events in the past, such as hurricanes, typhoons, earthquakes, etc. All entities utilize recognized actuarial methods and assumptions which are regularly reviewed through catastrophe models, own loss experience, historical industry loss experience, underwriter and originator experience, pricing adequacy trends and management’s professional judgement. During the three and six months ended June 30, 2022, claims liability and claim adjustment expenses were calculated using the above-mentioned methods consistent with prior years.
Cowen Insurance Co, Cowen Re, and Kelvin typically settle their premiums and claim payments on a quarterly basis. Cowen Insurance Co, Cowen Re, and Kelvin write contracts on both a proportional and non-proportional basis. The contracts contain inspection rights to allow the companies to inspect the policy documents that provide the source for the underlying data provided by the cedant. This negates the need for them to collect and hold the documents themselves which would be impracticable. Cowen Insurance Co and Cowen Re did not discount any of its reserves and did not cede any portion of its exposures during the three and six months ended June 30, 2022 and 2021. Kelvin did not cede any portion of its exposures during the one month ended June 30, 2022.
Cowen Insurance Co, Cowen Re and Kelvin have entered into insurance and reinsurance agreements that require them to post collateral of cash or U.S. government bonds to cover certain exposures as defined in the respective insurance and reinsurance agreements. As of June 30, 2022, Cowen Re had pledged $61.5 million of collateral towards such reinsurance obligations, of which $49.0 million was in cash and $12.4 million was in U.S. government bonds. As of December 31, 2021, total collateral pledged was $60.1 million, of which $44.1 million was cash and $16.0 million was U.S. government bonds. The collateral pledged as of June 30, 2022 was $1.4 million higher than the amounts pledged at December 31, 2021. This change is due to increased activity in the underlying reinsurance contracts in the period that contractually required Cowen Re to post additional collateral. Cowen Re expects $40.5 million of the cash collateral pledged to be released on September 30, 2023. The remaining collateral of $20.9 million is expected to be released periodically between September 30, 2022 and March 31, 2024 in accordance with the terms of the underlying insurance and reinsurance agreements. As of June 30, 2022, Kelvin had pledged $93.1 million of collateral towards its reinsurance obligations, of which $53.1 million was in cash and $40.0 million was in the form of letters of credit from major banks. As of June 30, 2022 and December 31, 2021, Cowen Insurance Co had no pledged collateral.
19. Share-Based Payments, Deferred Compensation and Employee Ownership Plans
The Company has issued share-based compensation under the 2010 and 2020 Equity Incentive Plan (the "Equity Plans"). The Equity Plans permit the grant of options, restricted shares, restricted stock units, and other equity-based awards to the Company's employees and directors. Stock options granted generally vest over two to five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued, both of which are eligible to accrue dividend

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
equivalents, may be immediately vested or may generally vest over a two-to five-year period. Awards are subject to the risk of forfeiture, inclusive of accrued dividend equivalents. As of June 30, 2022, there were 3.5 million shares available for future issuance under only the 2020 Equity Incentive Plan.
Under the Equity Plans, the Company awarded $49.7 million of deferred cash awards to its employees during the six months ended June 30, 2022. These awards vest over a four-year period and accrue interest at 0.70% per year. As of June 30, 2022, the Company had unrecognized compensation expense related to the Equity Plans' deferred cash awards of $79.9 million.
The Company measures compensation cost for equity classified share-based awards on grant date and amortizes the unearned compensation associated with such awards on a straight-line basis over the vesting period of the option or award, net of estimated forfeitures. In relation to awards under the Equity Plan, the Company recognized compensation expense of $9.3 million and $22.8 million for the three months ended June 30, 2022 and 2021 and $31.0 million and $51.0 million for the six months ended June 30, 2022 and 2021, respectively. The income tax effect recognized for the Equity Plans was a benefit of $3.3 million and $12.1 million for the three months ended June 30, 2022 and 2021 and $10.4 million and $23.0 million for the six months ended June 30, 2022 and 2021, respectively.
Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value
Beginning balance outstanding	4,595,342	$24.33	5,450,191	$17.56
Granted	2,031,143	31.55	1,683,983	35.10
Vested	(713,578)	18.03	(1,122,823)	6.49
Canceled	—	—	—	—
Forfeited	(69,210)	21.97	(24,582)	18.31
Ending balance outstanding	5,843,697	$27.64	5,986,769	$24.57
Included in the restricted share and restricted stock unit activity are performance-linked restricted stock units of 1,974,217 which were awarded from March 2016 through March 2022. Certain of the awards granted have the ability to be cash settled when the attained award exceeds a certain percentage of granted amount. The cash portion of the award has been bifurcated from the equity component and recorded as a compensation payable in the accompanying condensed consolidated statement of financial condition. Of the awards granted, 712,652 have vested and 320,681 have been canceled, as they did not meet the performance criteria, through June 30, 2022. Included in vested units are 233,333 units that had an attainable share value of 420,000, and were delivered in March 2021. Of this attainable share value 350,000 shares were settled in the issuance of the Company's Class A common stock and were delivered in March 2021 with the remaining 70,000 shares being settled in cash at the volume weighted average price on settlement date. Also included in vested units are 333,333 units that had an attainable share value of 666,666, due to reaching certain performance goals. Of this attainable value 528,800 shares were settled in the Company's Class A common stock and were delivered in March 2022 with the remaining 137,866 shares being settled in cash at the volume weighted average price of the Company's Class A common stock on settlement date. The remaining awards, included in the outstanding balance as of June 30, 2022, vest on December 2022, December 2023 and December 2024 and will be earned only to the extent that the Company attains specified market conditions relating to its volume-weighted average share price and total shareholder return in relation to certain benchmark indices and performance goals relating to aggregate net income and average return on shareholder equity. The actual number of attained shares ultimately earned could vary from zero, if performance goals are not met, to as much as 240% of the targeted award. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of June 30, 2022, there was $101.0 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.01 years.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Restricted Shares and Restricted Stock Units Granted to Non-Employee Board Members
There were no restricted stock units awarded to non-employee board members during the three and six months ended June 30, 2022 and 2021. The Company delivered 14,620 units to non-employee board members during the three and six months ended June 30, 2021. The Company delivered no units to non-employee board members during the three and six months ended June 30, 2022. As of June 30, 2022 and 2021, there were 246,610 and 244,916 restricted stock units outstanding for non-employee board members, respectively.
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
On March 1, 2022, Cowen Digital Holdings LLC (“CDIG”) authorized 2,000,000 Class B Units, of which 1,487,500 Class B Units were issued to an affiliate, for which a subsidiary of the Company is the Managing Member, on behalf of the Company’s employees as incentive awards (the "Digital Awards") under the 2022 Equity Unit Incentive Plan. The Class B Units will, upon vesting, represent a 20% ownership of CDIG, a consolidated subsidiary of the Company upon vesting. Once the vesting conditions of the Digital Awards have been met, such awards will be presented as nonredeemable non-controlling interest in the accompanying condensed consolidated statements of financial condition. Half of the Digital Awards vest over a period of time and are tied to service (time based) and the other half vest when a qualifying event as stipulated in the Digital Award documents occurs (performance based). Once vested, Class B units will not be entitled to distributions unless and until a profit distribution hurdle has been met. The Company recognized compensation expense of $0.2 million and $0.5 million related to the time based Digital Awards for the three months and six months ended June 30, 2022, respectively. At June 30, 2022, there was $1.1 million of unrecognized compensation expense related to the time based Digital Awards which will be recognized over their five year vesting period. The fair value of time based Digital Awards is determined based on the fair market value of CDIG and its consolidated subsidiaries. The fair market value of CDIG and its consolidated subsidiaries is calculated utilizing recent transactions, discounted cash flows, and market multiples. The Digital Awards are then using a standard Black Scholes options pricing model. The primary input in determining the fair market value as of March 1, 2022 was recent/pending transactions in CDIG’s underlying investments. The expense related to the performance based component of the Digital Awards will be recognized when the qualifying event is considered to be probable. The income tax effect recognized for the Digital Awards was a benefit of $0.04 million and $0.1 million for the three months and six months ended June 30, 2022, respectively.
20. Income Taxes
The taxable results of the Company’s U.S. operations are included in the consolidated income tax returns of Cowen, Inc. as well as stand-alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings are submitted on a stand‑alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company has operations that require tax return filings are United Kingdom, Luxembourg, Malta, Germany, Guernsey, Switzerland, Israel, South Africa, Canada and Hong Kong.
The Company calculates its quarterly U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. To the extent that information is not available for the Company to fully determine the full year estimated impact of an item of income or tax adjustment, the Company calculates the tax impact of such item discretely. Accordingly, the Company uses the discrete methodology to calculate the tax impact of income attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds. Based on these methodologies, the Company’s effective income tax rate was 24.67% and 23.45% for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, the primary item whose tax impact was recorded discretely was stock compensation.
For the six months ended June 30, 2022, the effective tax rate differs from the statutory rate of 21% primarily due to income attributable to non-controlling interests in consolidated subsidiaries and investment funds, global intangible low-taxes income, foreign taxes, as well as other nondeductible expenses. For the six months ended June 30, 2021, the effective tax rate differs from

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
the statutory rate of 21% primarily due to income attributable to non-controlling interests in consolidated subsidiaries and investment funds, global intangible low-taxes income, as well as other nondeductible expenses.
The Company has no uncertain tax position liability as of June 30, 2022 and December 31, 2021.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of June 30, 2022, the Company recorded a valuation allowance against deferred tax assets related to its foreign tax credits and foreign net operating losses.
The Company is subject to examination by the United States Internal Revenue Service as well as state, local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York, California, Massachusetts, United Kingdom, Luxembourg, and Germany.
The Company continues to permanently reinvest the capital and accumulated earnings of its subsidiaries in the United Kingdom, Malta, Germany, Switzerland, Israel, Canada, and Hong Kong.
21. Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of shares of Class A common stock outstanding for the period. As of June 30, 2022, there were 27,801,792 shares of Class A common stock outstanding. As of June 30, 2022, the Company has included 246,610 fully vested, unissued restricted stock units and restricted shares in its calculation of basic earnings per share. As of December 31, 2021, there were 27,778,964 shares of Class A common stock outstanding. As of December 31, 2021, the Company has included 972,732 fully vested, unissued restricted stock units and restricted shares in its calculation of basic earnings per share.
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
On December 31, 2021, the Company irrevocably elected to cash settle $1,000.00 of its obligation in respect of each conversion of any share of the Series A Convertible Preferred Stock. Prior to this date, the Company could elect to settle the Series A Convertible Preferred Stock in shares, cash, or a combination of both. Effective January 1, 2022, the Company adopted ASC 470-20, which requires the Company to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement (if the effect is more dilutive) for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. With the adoption of this guidance, the Company is required to include the portion of the Series A Convertible Preferred Stock that can be settled in Class A common stock (the amount in excess of $1,000.00 per share of the Series A Convertible Preferred Stock) in the diluted earnings per share calculation. As a result, the Series A Convertible Preferred Stock impacts the Company’s diluted earnings per share calculation for the June 30, 2022 (See Note 2).

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars and share data in thousands, except per share data)
Net income (loss)	$(818)	$59,078	$54,329	$211,144
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(14,981)	13,755	5,150	18,317
Net income (loss) attributable to Cowen Inc.	14,163	45,323	49,179	192,827
Preferred stock dividends	1,698	1,698	3,396	3,396
Net income (loss) attributable to Cowen Inc. common stockholders for basic earnings per share	$12,465	$43,625	45,783	189,431
Change in fair value of contingently issuable shares	(44)	—	(4)	—
Net income (loss) attributable to Cowen Inc. common stockholders for diluted earnings per share	$12,421	$43,625	$45,779	$189,431

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	27,897	26,903	28,138	27,130
Performance based restricted stock	371	771	372	608
Contingently issuable common stock in connection with acquisitions	10	18	82	9
December 2022 Convertible Notes	—	2,743	—	2,840
Series A Convertible Preferred Stock	34	—	366	—
Restricted stock	1,841	3,423	1,941	3,116
Weighted average shares used in diluted computation	30,153	33,858	30,899	33,703
Earnings (loss) per share:
Basic	$0.45	$1.62	$1.63	$6.98
Diluted	$0.41	$1.29	$1.48	$5.62
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
For the three and six months ended June 30, 2022 and 2021, quantitative information regarding the Company's operating lease obligations reflected in the accompanying condensed consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Lease cost
Operating lease cost	$6,423	$5,833	$13,037	$11,603
Short-term lease cost	81	32	127	65
Variable lease cost	627	864	1,464	1,770
Sublease income	(137)	(156)	(292)	(316)
Total lease costs	$6,994	$6,573	$14,336	$13,122
The following table summarizes the supplemental cash flow information and certain other information related to operating leases for the six months ended June 30, 2022 and 2021:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30,
	2022	2021
	(dollars in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,132	$13,625

Weighted average remaining lease term - operating leases (in years)	5.42	4.60
Weighted average discount rate - operating leases	4.16%	4.09%
As of June 30, 2022, maturities of the outstanding operating lease liabilities for the Company were as follows:

	Equipment Leases (operating)	Real Estate and Other Facility Rental (a) (b) (c)
	(dollars in thousands)
2022	$208	$9,768
2023	387	24,563
2024	371	22,289
2025	370	11,558
2026	278	8,252
Thereafter	—	24,337
Total operating leases	1,614	100,767
Less discount	74	11,305
Less short-term leases	—	17
Total lease liability	$1,540	$89,445
(a)The Company has entered into various agreements to sublease certain of its premises.
(b)During the six months ended June 30, 2022, the Company recognized an increase of $8.9 million of operating right-of-use assets and leases liabilities related to facility leases.
(c)The company has assigned a lease but has remained as the guarantor for performance of the assignee's rent payment obligations for the remainder of the term of the assigned lease at a the maximum amount of $0.6 million.
Other Commitments
As of June 30, 2022, future minimum annual service payments for the Company were as follows:

Service Payments
(dollars in thousands)
2022	$16,018
2023	19,545
2024	8,928
2025	3,939
2026	3,253
Thereafter	7,357
Total service payment commitments	$59,040

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Unfunded Commitments
The following table summarizes unfunded commitments as of June 30, 2022:

Entity	Unfunded Commitments	Commitment Term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	$6,452	2.5 years
Eclipse Ventures Fund I, L.P.	$28	2.5 years
Eclipse Fund II, L.P.	$18	3.5 years
Eclipse Continuity Fund I, L.P.	$12	4.5 years
Cowen Healthcare Investments III LP	$1,552	4.5 years
Cowen Healthcare Investments IV LP	$5,095	5.5 years
Cowen Sustainable Investments I LP	$14,643	7.5 years
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
In accordance with US GAAP, the Company establishes reserves for contingencies when the Company believes that it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. The Company discloses a contingency if there is at least a reasonable possibility that a loss may have been incurred and there is no reserve for the loss because the conditions above are not met. The Company's disclosure would include an estimate of the reasonably possible loss or range of loss for those matters, for which an estimate can be made. Neither a reserve nor disclosure is required for losses that are deemed remote.
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
In general, Economic Income (Loss) is an after tax measure (which represents the Company’s income tax expense or benefit calculated on Pre-tax Economic Income (Loss) once all currently available net operating losses have been utilized) and is presented after preferred stock dividends. Economic Income (Loss) (i) includes management reclassifications which the Company believes provides additional insight into the performance of the Company’s core businesses and divisions (ii) eliminates the impact of consolidation for Consolidated Funds and (iii) excludes goodwill and certain other impairments, certain other transaction-related adjustments and/or reorganization expenses and certain costs associated with debt.
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
The following table sets forth operating results for the Company's consolidated US GAAP net income (loss) and related reclassifications and adjustments necessary to reconcile to the Company's Economic Income (Loss) measure which represents the Company's Op Co and Asset Co segments' results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Economic Income
Op Co	$104	$51,149	$36,398	$195,006
Asset Co	(1,485)	(3,655)	(332)	(5,128)
Adjustments applied to arrive at Net Income (loss)
Income attributable to non-controlling interest	(14,981)	13,755	5,150	18,317
Preferred stock dividends	1,698	1,698	3,396	3,396
Amortization of (discount)/premium on convertible debt	(78)	(772)	(154)	(1,544)
Acquisition related amounts	(78)	(76)	(158)	(317)
Contingent liability adjustments	19,093	(5,230)	13,961	1,566
Debt extinguishment gain (loss) and accelerated debt costs	—	(5,557)	—	(10,095)
Bargain purchase gain	—	—	—	3,855
US GAAP Income tax expense	(5,908)	(10,244)	(17,797)	(64,672)
Economic income tax expense	817	18,010	13,865	70,760
Net income (loss)	$(818)	$59,078	$54,329	$211,144
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Op Co
Non-Interest Revenue	$275,435	$397,454	$643,087	$1,095,340
Interest Revenue	38,769	57,904	79,100	109,007
Total Revenues	314,204	455,358	722,187	1,204,347
Interest Expense	43,730	60,147	87,030	113,950
Depreciation and Amortization	6,991	4,561	14,170	8,910
Income Taxes	5,964	11,765	17,796	66,850
Asset Co
Non-Interest Revenue	(11,857)	3,188	(9,258)	1,520
Interest Revenue	64	209	72	411
Interest Revenue, Consolidated funds	2	2	4	4
Total Revenues	(11,791)	3,399	(9,182)	1,935
Interest Expense	1,277	1,930	2,513	3,204
Depreciation and Amortization	6	4	12	9
Income Taxes	(56)	(1,521)	1	(2,178)
Total Segment
Non-Interest Revenue *	263,578	400,642	633,829	1,096,860
Interest Revenue	38,833	58,113	79,172	109,418
Interest Revenue, Consolidated funds	2	2	4	4
Total Revenues	$302,413	$458,757	$713,005	$1,206,282
Interest and Dividend Expense (includes dividend expense of $8.9 million and $1.0 million for the three months ended June 30, 2022 and 2021 and $10.9 million and $3.6 million for the six months ended June 30, 2022 and 2021, respectively)	53,925	63,073	100,449	120,714
Depreciation and Amortization	6,997	4,565	14,182	8,919
Income Taxes	5,908	10,244	17,797	64,672
* Includes dividend revenue of $9.7 million and $4.0 million for the three months ended June 30, 2022 and 2021, respectively and $15.7 million and $12.1 million for the six months ended June 30, 2022 and 2021, respectively. Dividend revenue, consolidated funds, was immaterial for the three and six months ended June 30, 2022 and 2021, respectively.
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
Cowen and Company is also subject to certain net capital rule requirements under the Regulation 1.17 of the Commodity Futures Trading Commission ("CFTC") under Commodities Exchange Act (“CEA”) as an introducing broker. Under Regulation 1.17, Cowen and Company is required to maintain net capital equal to or in excess of $45,000 or the amount of net capital required by SEA Rule 15c3-1, whichever is greater. Additionally, as an options clearing member of the Options Clearing Corporation ("OCC") under OCC Rule 302, Cowen and Company is required to maintain net capital equal to the greater of $2.0 million or 2% of aggregate debit items. At June 30, 2022, Cowen and Company had $420.2 million of net capital in excess of its minimum requirements under SEA Rule 15c3-1.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. Cowen Financial Products, Ltd ("Cowen Financial Products") registered only with the SEC with an effective date of November 1, 2021 as a securities-based swap dealer and is not using models to compute its net capital. Under the rules there is a minimum net capital requirement for, among others, an entity that acts as a dealer in security-based swaps, which is the greater of $20 million or 2% of risk margin amount. The risk margin amount means the sum of (i) the total initial margin required to be maintained by the SEC securities-based swaps dealer at each clearing agency with respect to securities-based swaps transactions cleared for securities-based swap customers and (ii) the total initial margin amount calculated by the SEC securities-based swaps dealer swaps dealer with respect to non-cleared securities-based swaps under SEC rules. At June 30, 2022, Cowen Financial Products had $40.0 million of net capital in excess of its minimum requirements under SEA Rule 18a-1.
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
As of June 30, 2022, the regulatory net capital, minimum net capital requirement and excess net capital of U.S. regulated broker dealers and swap dealer together with the equivalent of capital requirements and compliance information for foreign broker dealers registered with the FCA and the SFC are presented as follows:

Subsidiary	Net Capital	Minimum Net Capital Requirement	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$426,640	$6,447	$420,193
ATM Execution	$6,134	$250	$5,884
Westminster	$24,979	$250	$24,729
Cowen Financial Products	$59,995	$20,000	$39,995
Cowen International Ltd (a)	$48,912	$25,579	$23,333
Cowen Execution Ltd (a)	$16,179	$4,700	$11,479
Cowen Asia (a)	$1,918	$382	$1,536
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
In accordance with the requirements of SEA Rule 15c3-3, Cowen and Company may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of June 30, 2022, Cowen and Company had segregated approximately $44.8 million of cash to satisfy the customer reserve provision of SEA Rule 15c3-3.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
As a clearing and carrying broker-dealer, Cowen and Company is required to compute a reserve requirement for proprietary accounts of broker-dealers ("PAB"), as defined in SEA Rule 15c3-3. Cowen and Company conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEA Rule 15c3-3. This allows each correspondent firm that uses Cowen and Company as its clearing broker-dealer to classify its PAB account assets held at Cowen and Company as allowable assets in the correspondent's net capital calculation. At June 30, 2022, Cowen and Company had $45.8 million of cash on deposit in PAB Reserve Bank Accounts. Cowen and Company and ATM Execution also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
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
Other Regulatory Requirements
Cowen Insurance Co and Cowen Re and Kelvin are individually required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Malta, Luxembourg and Guernsey, respectively. Each company's individual solvency capital ratio calculated at the end of each quarter must exceed a minimum requirement. As of December 31, 2021, the last testing date for Cowen Re and Kelvin, the solvency capital ratios were in excess of the minimum regulatory requirements. As of March 31, 2022, the last testing date for Cowen Insurance Co, the solvency capital ratio was in excess of the minimum regulatory requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen's captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of June 30, 2022. RCG Insurance Company’s capital and surplus as of June 30, 2022 totaled $5.6 million.
25. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's investment funds and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of June 30, 2022 and December 31, 2021, $22.7 million and $16.6 million, respectively, included in fees receivable, are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the investment funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the six months ended June 30, 2022 and 2021, the amounts which the Company reimbursed the investment funds it manages were immaterial. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates, and are included in due from related parties in the accompanying condensed consolidated statements of financial condition. As of June 30, 2022 and December 31, 2021, loans to employees of $11.5 million and $8.8 million, respectively, were included in due from related parties on the accompanying condensed consolidated statements of financial condition. Of these amounts $5.8 million and $3.8 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $1.0 million and $1.5 million for the three months ended June 30, 2022 and 2021 and $1.9 million and $2.7 million for the six months ended June 30, 2022 and 2021, respectively. This expense is included in employee compensation and benefits in the accompanying condensed consolidated statements of operations. The interest income for these related party loans and advances was insignificant for the three and six months ended June 30, 2022 and 2021.
The remaining balance included in due from related parties of $12.8 million and $22.6 million as of June 30, 2022 and December 31, 2021, respectively, relates to amounts due to the Company from affiliated investment funds and real estate entities due to expenses paid on their behalf.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of June 30, 2022 and December 31,

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
2021, such investments aggregated $60.8 million and $53.9 million, respectively, were included in non-controlling interests on the accompanying condensed consolidated statements of financial condition. Their share of the net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds aggregated $17.9 million and $12.6 million for the three months ended June 30, 2022 and 2021 and $28.2 million and $22.7 million for the six months ended June 30, 2022 and 2021, respectively.
The Company may, at times, have unfunded commitment amounts pertaining to related parties. See Note 22 for amounts committed as of June 30, 2022.
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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements, which have not been disclosed, as of June 30, 2022 and December 31, 2021. Through indemnification provisions in clearing agreements with clients, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
The Company enters into secured and unsecured borrowing agreements to obtain funding necessary to cover daily securities settlements with clearing corporations. At times, funding is required for unsettled customer delivery versus payment and riskless principal transactions, as well as to meet deposit requirements with clearing organizations. Secured arrangements are collateralized by the securities. The Company maintains uncommitted financing arrangements with large financial institutions, the details of which are summarized below as of June 30, 2022.

Lender	Contractual Amount	Available Amount	Maturity Date	Description
Pledge Lines	(dollars in thousands)
BMO Harris Bank	$25,000	$25,000	None	Broker Loan
BMO Harris Bank	75,000	75,000	None	Secured Tri-Party Pledge Facility
BMO Harris Bank	150,000	150,000	None	Secured Depository Trust Company Pledge Line
Total	250,000	250,000

Spike Line
BMO Harris Bank Canadian Imperial Bank of Commerce, in syndication	150,000	150,000	May 19, 2023	Unsecured committed spike line facility to cover short term increases in National Securities Clearing Corporation margin deposit requirements
Revolving Credit Facility
Morgan Stanley	25,000	25,000	March 24, 2026	Unsecured Corporate Revolver

Total Credit Lines	$425,000	$425,000

27. Subsequent Events
On July 20, 2022, the Board of Directors declared a quarterly cash dividend payable on its common stock of $0.12 per common share, payable on September 15, 2022, to stockholders of record on September 1, 2022.
On August 1, 2022, the Company, The Toronto-Dominion Bank, a Canadian chartered bank (“TD”), and Crimson Holdings Acquisition Co., a Delaware corporation and an indirect wholly owned subsidiary of TD (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the merger as a wholly-owned subsidiary of TD.
The Board of Directors of the Company determined that it is in the best interests of the Company and its stockholders to consummate the transactions provided for in the Merger Agreement and, in furtherance thereof, adopted the Merger Agreement and approved the transactions contemplated thereby (including the Merger), and resolved to submit the Merger Agreement to the holders of the Class A common stock of the Company for adoption and to recommend that the holders of Class A common stock of the Company adopt the Merger Agreement and approve the transactions contemplated thereby (including the Merger).
Completion of the Merger is subject to customary closing conditions, including the adoption of the Merger Agreement and approval of the transactions contemplated thereby (including the Merger) by the affirmative vote of a majority of the vote by the holders of Class A common stock of the Company, and obtaining the Requisite Regulatory Approvals (as defined in the Merger Agreement) required to be obtained to consummate the transactions contemplated thereby (including the Merger) from the

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
relevant U.S., Canadian and foreign regulatory authorities. Upon completion of the Merger, TD will become the owner of all the Company’s outstanding shares of Class A common stock, the Company will become a private company and the shares of Class A common stock of the Company will no longer be publicly listed or traded on the Nasdaq Global Market.
Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”) each share of Class A common stock of the Company and each share of Class B common stock of the Company issued and outstanding immediately prior to the Effective Time, (other than Exception Shares (as defined in the Merger Agreement)) will be converted into the right to receive an amount in cash equal to $39 per share (representing approximately $1.3 billion in the aggregate), payable to the holder thereof, without interest.
Pursuant to rules adopted by the SEC under the Securities Exchange Act of 1934 as amended, the Company will prepare and file with the SEC, and thereafter mail to its stockholders, a Schedule 14A Proxy Statement where additional information is found about the Merger.
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
•The Federal Reserve ("FED") has announced its intention to increase the Federal Funds Rate over future periods and began this process by increasing the FED Funds Rate by 25bps in March 2022, 50 bps in May and 75 bps in June. As a result of the risk of continued inflation, it is likely that interest rates across the spectrum will continue increasing from the record low levels of recent years. These changes in policy are intended to reduce inflation and are likely to also reduce economic activity possibly leading to a recession. In the event the U.S. economy enters a period of economic recession, during such period our investment banking revenues could be depressed, fund raising for our investment management business could be impaired with low or no incentive fee accruals and our balance sheet investments could decrease in value. While our markets business might not be adversely affected by an economic recession, our overall our results of operation could be negatively affected during such period.
Our businesses, by their nature, do not produce predictable earnings. Our results in any period can be materially affected by conditions in global financial markets and economic conditions generally. We are also subject to various legal and regulatory actions that impact our business and financial results.
Recent Developments
On August 2, 2022, the Company, The Toronto-Dominion Bank, a Canadian chartered bank (“TD”), and Crimson Holdings Acquisition Co., a Delaware corporation and an indirect wholly owned subsidiary of TD (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the merger as a wholly-owned subsidiary of TD.
The Board of Directors of the Company determined that it is in the best interests of the Company and its stockholders to consummate the transactions provided for in the Merger Agreement and, in furtherance thereof, adopted the Merger Agreement and approved the transactions contemplated thereby (including the Merger), and resolved to submit the Merger Agreement to the holders of the Class A common stock of the Company for adoption and to recommend that the holders of Class A common stock of the Company adopt the Merger Agreement and approve the transactions contemplated thereby (including the Merger).
Completion of the Merger is subject to customary closing conditions, including the adoption of the Merger Agreement and approval of the transactions contemplated thereby (including the Merger) by the affirmative vote of a majority of the vote by the holders of Class A common stock of the Company, and obtaining the Requisite Regulatory Approvals (as defined in the Merger Agreement) required to be obtained to consummate the transactions contemplated thereby (including the Merger) from the relevant U.S., Canadian and foreign regulatory authorities. Upon completion of the Merger, TD will become the owner of all the Company’s outstanding shares of Class A common stock, the Company will become a private company and the shares of Class A common stock of the Company will no longer be publicly listed or traded on the Nasdaq Global Market.
Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”) each share of Class A common stock of the Company and each share of Class B common stock of the Company issued and outstanding immediately prior to the Effective Time, (other than Exception Shares (as defined in the Merger Agreement)) will be converted into the right to receive an amount in cash equal to $39 per share (representing approximately $1.3 billion in the aggregate), payable to the holder thereof, without interest.
Pursuant to rules adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), the Company will prepare and file with the SEC, and thereafter mail to its stockholders, a Schedule 14A Proxy Statement where you can find additional information about the Merger.
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
Acquisition
On June 1, 2022, the Company completed its acquisition of Kelvin Re Limited (“Kelvin”) by acquiring all of the issued and outstanding ordinary shares in Kelvin from CS IRIS A Fund Limited. Kelvin is a general reinsurance company incorporated and domiciled in Guernsey whose principal activity was the provision of property and natural catastrophe reinsurance business. In December 2020, Kelvin ceased underwriting new business and has been operating as a run-off entity. Cowen acquired Kelvin to manage the outstanding reinsurance claims arising from its existing portfolio.
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

Investment Fund Performance and Assets Under Management
For the six months ended June 30, 2022, the Company's activist strategy had negative results but outperformed its benchmark while its merger arbitrage strategies had negative results in a volatile market. The Company's healthcare royalty strategy is now making allocations from the strategy's fourth fund. The Company’s healthcare investments strategy is now deploying capital from its fourth fund. Finally, our sustainable investing strategy continues to deploy capital, with three investments made as of June 30, 2022. The liquidation of certain multi-strategy hedge funds advised by the Company also continues.
As of June 30, 2022, the Company had assets under management of $14.7 billion.

Strategy	Healthcare Investments	Healthcare Royalties	Activism	Merger Arbitrage	Sustainable Investments	Other (a)
(dollars in millions)
AUM	$1,047	$3,425	$7,551	$267	$1,274	$1,162
Team
Private Equity	✓	✓			✓
Hedge Fund			✓	✓
Managed Account		✓	✓	✓	✓
UCITS				✓
Other						✓
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
As of June 30, 2022, the Company's invested capital amounted to a net value of $861.2 million (supporting a long market value of $751.8 million), representing approximately 82% of Cowen's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen's stockholders' equity as of June 30, 2022. The total net values presented in the table below do not tie to Cowen's condensed consolidated statement of financial condition as of June 30, 2022 because they represent only some of the line items in the accompanying condensed consolidated statement of financial condition.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Op Co
Broker-dealer capital and related trading	$644.0	61%
Public and Private Healthcare	25.5	2%
Liquid Alternative Trading	64.5	6%
Other	11.7	1%
Asset Co
Private Investments	115.5	11%
Total	861.2	82%
Cowen Inc. Stockholders' Equity	$1,047.2
The allocations shown in the table above will change over time.

Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) (which is a non-GAAP measure) of our Op Co and Asset Co segments follows the discussion of our total consolidated US GAAP results.

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

	Condensed Consolidated Statements of Operations
	(unaudited)
	Three Months Ended June 30,		Period to Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$100,169	$224,981	$(124,812)	(55)%
Brokerage	154,656	139,060	15,596	11%
Investment income (loss)
Securities principal transactions, net	31,542	40,572	(9,030)	(22)%
Portfolio fund principal transactions, net	(9,462)	(1,882)	(7,580)	403%
Carried interest allocations	(32,083)	(35,530)	3,447	(10)%
Total investment income (loss)	(10,003)	3,160	(13,163)	(417)%
Management fees	16,717	14,995	1,722	11%
Incentive income	—	169	(169)	NM
Interest and dividends	48,545	62,173	(13,628)	(22)%
Insurance and reinsurance premiums	14,278	11,493	2,785	24%
Other revenues, net	(6,625)	2,031	(8,656)	(426)%
Consolidated Funds revenues	(15,324)	695	(16,019)	(2,305)%
Total revenues	302,413	458,757	(156,344)	(34)%
Interest and dividends expense	53,925	63,073	(9,148)	(15)%
Total net revenues	248,488	395,684	(147,196)	(37)%
Expenses
Employee compensation and benefits	151,322	219,186	(67,864)	(31)%
Insurance and reinsurance claims, commissions and amortization of deferred acquisition costs	3,171	5,216	(2,045)	(39)%
Operating, general, administrative and other expenses	85,381	104,001	(18,620)	(18)%
Depreciation and amortization expense	6,997	4,565	2,432	53%
Consolidated Funds expenses	54	124	(70)	(56)%
Total expenses	246,925	333,092	(86,167)	(26)%
Other income (loss)
Net gains (losses) on other investments	3,527	6,730	(3,203)	48%
Total other income (loss)	3,527	6,730	(3,203)	48%
Income (loss) before income taxes	5,090	69,322	(64,232)	93%
Income tax expense (benefit)	5,908	10,244	(4,336)	42%
Net income (loss)	(818)	59,078	(59,896)	101%
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(14,981)	13,755	(28,736)	(209)%
Net income (loss) attributable to Cowen Inc.	14,163	45,323	(31,160)	69%
Preferred stock dividends	1,698	1,698	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$12,465	$43,625	$(31,160)	71%
Revenues
Investment Banking
Investment banking revenues decreased $124.8 million to $100.2 million for the three months ended June 30, 2022 compared with $225.0 million in the prior year period. During the three months ended June 30, 2022, the Company completed five underwriting transactions and 39 strategic advisory transactions, including five debt capital markets transactions. During the three months ended June 30, 2021, the Company completed 39 underwriting transactions and 47 strategic advisory transactions including six debt capital markets transactions. The average underwriting fee per transaction was 65.1% higher for the three months ended June 30, 2022 as compared to the prior year period.
Brokerage
Brokerage revenues increased $15.6 million to $154.7 million for the three months ended June 30, 2022 compared with $139.1 million in the prior year period. This was attributable to an increase in Institutional Brokerage, primarily Options and Non-

USD commissions and an increase in Institutional Services, primarily Prime Services. Customer trading volumes across the industry (according to Bloomberg) increased 20% for the quarter ended June 30, 2022 compared to the prior year period.
Investment Income (loss)
Securities principal transactions, net
Securities principal transactions, net decreased $9.1 million to $31.5 million for the three months ended June 30, 2022 compared with $40.6 million in the prior year period. The decrease in securities principal transactions, net was primarily attributable to the decrease in performance in our merchant banking investments offset partially by a mark-to-market gain on an interest rate swap used to offset interest on floating-rate debt.
Portfolio fund principal transactions, net
Portfolio fund investment income (loss) decreased $7.6 million to a loss of $9.5 million for the three months ended June 30, 2022 compared with a loss of $1.9 million in the prior year period. The decrease is primarily related to a decrease in our activist fund investments and losses in our sustainable fund investments and private investments.
Carried interest allocations
Carried interest allocations increased $3.4 million to a loss of $32.1 million for the three months ended June 30, 2022 compared with a loss of $35.5 million in the prior year period. The primary driver of the increase was our healthcare funds partially offset with a decrease in our sustainable investment funds.
Management Fees
Management fees increased $1.7 million to $16.7 million for the three months ended June 30, 2022 compared with $15.0 million in the prior year period. This increase in management fees was primarily related to an increase in management fees from the healthcare and private equity/merchant banking strategies.
Incentive Income
Incentive income decreased $0.2 million for the three months ended June 30, 2022 compared with $0.2 million in the prior year period. This decrease was related to lower income earned in our Merger Fund. Due to revenue recognition accounting standards the Company recognizes the majority of incentive income allocated to the Company as carried interest allocations, included in investment income (loss).
Interest and Dividends
Interest and dividends decreased $13.7 million to $48.5 million for the three months ended June 30, 2022 compared with $62.2 million in the prior year period. Interest and dividends amounts are primarily attributable to securities finance activity. The decrease in the securities finance activity is due to lower customer demand which has created less matched book opportunities for international securities.
Insurance and Reinsurance Premiums
Insurance and reinsurance premiums increased $2.8 million to $14.3 million for the three months ended June 30, 2022 compared with $11.5 million in the prior year period. This change is driven by an increase in premiums (net of reinsurance) in Cowen Insurance Co.
Other Revenues, net
Other revenues decreased $8.6 million to $6.6 million for the three months ended June 30, 2022 compared with $2.0 million in the prior year period. This primarily related to foreign currency exchange rate fluctuations from our non-USD transactions.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $16.0 million to a loss of $15.3 million for the three months ended June 30, 2022 compared with $0.7 million in the prior year period. The decrease is due to the losses related the Enterprise LP fund primarily driven by unrealized losses and foreign revaluation of our Linkem investment. The amounts shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Interest and Dividends Expense
Interest and dividend expense decreased $9.2 million to $53.9 million for the three months ended June 30, 2022 compared with $63.1 million in the prior year period. Interest and dividends amounts are primarily attributable to securities finance activity. The decrease in the securities finance activity is due to lower customer demand which has created less matched book opportunities for international securities.

Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses decreased $67.9 million to $151.3 million for the three months ended June 30, 2022 compared with $219.2 million in the prior year period. The decrease is primarily due to $156.3 million lower revenues and $3.2 million lower other income (loss) during the second quarter of 2022 as compared to 2021 and thus resulting in a lower compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 49% for the three months ended June 30, 2022, compared with 47.1% for the prior year period.
Insurance and Reinsurance Claims, Commissions and Amortization of Deferred Acquisition Costs
Insurance and reinsurance related expenses decreased $2.0 million to $3.2 million for the three months ended June 30, 2022 compared with $5.2 million in the prior year period. This decrease comes from a reduction in the overall claims provision and slight reduction in acquisition costs.
Operating, General, Administrative and Other Expenses
General, administrative and other expenses decreased $18.6 million to $85.4 million for the three months ended June 30, 2022 compared with $104.0 million in the prior year period. The decrease is primarily related to the fair market value adjustments to the contingent consideration liabilities for previous acquisitions.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $2.4 million to $7.0 million for the three months ended June 30, 2022 compared with $4.6 million in the prior year period. The increase is primarily related to two acquisitions which closed during 2021.
Consolidated Funds Expenses
Consolidated Funds expenses remained flat for the three months ended June 30, 2022 compared with the prior year period. During the first quarter of 2022, the Company deconsolidated Cowen Private Investments LP as the fund was liquidated. During the first quarter of 2021, the Company deconsolidated Cowen Sustainable Investments I, LP due to the Company's ownership being diluted through a capital equalization event.The amounts shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Other Income (Loss)
Other income (loss) decreased $3.2 million to $3.5 million for the three months ended June 30, 2022 compared with $6.7 million of income in the prior year period. The decrease in other income (loss), which primarily represents our equity method investments, was primarily attributable to a decrease in performance in our activist investments.
Income Taxes
Income tax expense decreased $4.3 million to $5.9 million for the three months ended June 30, 2022 compared with $10.2 million in the prior year period. This change is primarily attributable to the change in the Company’s income before income taxes for the respective periods.
Income (Loss) Attributable to Non-controlling Interests
Income (loss) attributable to non-controlling interests decreased by $28.8 million to a loss of $15.0 million for the three months ended June 30, 2022 compared with income of $13.8 million in the prior year period. The decrease is primarily due to the losses related the Enterprise LP fund primarily driven by unrealized losses and foreign revaluation of our Linkem investment.The decrease is also due to several losses in our consolidated merchant banking funds. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company accrued $1.7 million preferred stock dividends for the periods ended June 30, 2022 and 2021, respectively.

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

	Condensed Consolidated Statements of Operations
	(unaudited)
	Six Months Ended June 30,		Period to Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$201,711	$529,815	$(328,104)	(62)%
Brokerage	323,394	312,797	10,597	3%
Investment income (loss)
Securities principal transactions, net	122,794	104,537	18,257	17%
Portfolio fund principal transactions, net	(15,560)	13,521	(29,081)	(215)%
Carried interest allocations	(49,150)	61,239	(110,389)	(180)%
Total investment income (loss)	58,084	179,297	(121,213)	(68)%
Management fees	33,486	40,737	(7,251)	(18)%
Incentive income	633	2,427	(1,794)	(74)%
Interest and dividends	94,880	121,561	(26,681)	(22)%
Insurance and reinsurance premiums	25,599	18,610	6,989	38%
Other revenues, net	(7,574)	3,690	(11,264)	(305)%
Consolidated Funds revenues	(17,208)	(2,652)	(14,556)	(549)%
Total revenues	713,005	1,206,282	(493,277)	(41)%
Interest and dividends expense	100,449	120,714	(20,265)	(17)%
Total net revenues	612,556	1,085,568	(473,012)	(44)%
Expenses
Employee compensation and benefits	338,500	607,382	(268,882)	(44)%
Insurance and reinsurance claims, commissions and amortization of deferred acquisition costs	10,514	11,671	(1,157)	(10)%
Operating, general, administrative and other expenses	186,182	200,077	(13,895)	(7)%
Depreciation and amortization expense	14,182	8,919	5,263	59%
Consolidated Funds expenses	159	395	(236)	(60)%
Total expenses	549,537	828,444	(278,907)	(34)%
Other income (loss)
Net gains (losses) on other investments	9,107	19,375	(10,268)	(53)%
Bargain purchase gain, net of tax	—	3,855	(3,855)	NM
Gain/(loss) on debt extinguishment	—	(4,538)	4,538	NM
Total other income (loss)	9,107	18,692	(9,585)	(51)%
Income (loss) before income taxes	72,126	275,816	(203,690)	(74)%
Income tax expense (benefit)	17,797	64,672	(46,875)	(72)%
Net income (loss)	54,329	211,144	(156,815)	(74)%
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	5,150	18,317	(13,167)	(72)%
Net income (loss) attributable to Cowen Inc.	49,179	192,827	(143,648)	(74)%
Preferred stock dividends	3,396	3,396	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$45,783	$189,431	$(143,648)	(76)%
Revenues
Investment Banking
Investment banking revenues decreased $328.1 million to $201.7 million for the six months ended June 30, 2022 compared with $529.8 million in the prior year period. During the six months ended June 30, 2022, the Company completed 11 underwriting transactions and 66 strategic advisory transactions including 13 debt capital markets transactions. During the six months ended June 30, 2021, the Company completed 101 underwriting transactions and 73 strategic advisory transactions including 11 debt capital markets transactions.

Brokerage
Brokerage revenues increased $10.6 million to $323.4 million for the six months ended June 30, 2022 compared with $312.8 million in the prior year period. This was attributable to a decrease in Institutional Brokerage, primarily related to a decrease in Special Situations revenues offset by increases in Options and Non-USD commissions, as well as a decrease in Institutional Services, primarily Securities Finance and Global Clearing. Customer trading volumes across the industry (according to Bloomberg) increased 2% for the six month period ended June 30, 2022 compared to the prior year period.
Investment Income (loss)
Securities principal transactions, net
Securities principal transactions, net increased $18.3 million to $122.8 million for the six months ended June 30, 2022 compared with $104.5 million in the prior year period. The increase in securities principal transactions, net was primarily attributable to an increase in the value of our digital investments offset partially by a decrease in our healthcare and merchant banking investments. Additionally, 2022 also included $21.9 million from a mark-to-market gain on an interest rate swap used to offset interest on floating-rate debt.
Portfolio fund principal transactions, net
Portfolio fund investment income (loss) decreased $29.1 million to a loss of $15.6 million for the six months ended June 30, 2022 compared with $13.5 million in the prior year period. The decrease is primarily related to public positions in our healthcare and sustainable fund investments and a decrease in our activist fund investments.
Carried interest allocations
Carried interest allocations decreased $110.4 million to a loss of $49.2 million for the six months ended June 30, 2022 compared with $61.2 million in the prior year period. The primary driver of the decrease was a decrease in allocations from our healthcare and sustainable funds.
Management Fees
Management fees decreased $7.2 million to $33.5 million for the six months ended June 30, 2022 compared with $40.7 million in the prior year period. This decrease in management fees was primarily related to management fees earned from new investors entering the Cowen Sustainable funds in the first quarter of 2021 when, during the quarter, the fund had multiple capital raises offset partially by an increase in fees from the Cowen Healthcare investments funds.
Incentive Income
Incentive income decreased $1.8 million to $0.6 million for the six months ended June 30, 2022 compared with $2.4 million in the prior year period. This decrease was related to lower income earned in our Merger Fund. Due to revenue recognition accounting standards the Company recognizes the majority of incentive income allocated to the Company as carried interest allocations, included in investment income (loss).
Interest and Dividends
Interest and dividends decreased $26.7 million to $94.9 million for the six months ended June 30, 2022 compared with $121.6 million in the prior year period. Interest and dividends amounts are primarily attributable to securities finance activity. The decrease in the securities finance activity is due to lower customer demand which has created less matched book opportunities for international securities.
Insurance and Reinsurance Premiums
Insurance and reinsurance premiums increased $7.0 million to $25.6 million for the six months ended June 30, 2022 compared with $18.6 million in the prior year period. This increase is driven by an increase in premiums (net of reinsurance) in Cowen Insurance Co.
Other Revenues, net
Other revenues decreased $11.3 million to a loss of $7.6 million for the six months ended June 30, 2022 compared with $3.7 million in the prior year period. This primarily related to foreign currency exchange rate fluctuations from our non-USD transactions.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $14.5 million to a loss of $17.2 million for the six months ended June 30, 2022 compared with a loss of $2.7 million in the prior year period. The decrease is due to the losses related the Enterprise LP fund primarily driven by unrealized losses and foreign revaluation of our Linkem investment. The amounts shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Interest and Dividends Expense
Interest and dividends expense decreased $20.3 million to $100.4 million for the six months ended June 30, 2022 compared with $120.7 million in the prior year period. Interest and dividends amounts are primarily attributable to securities finance activities. There was a decrease in the securities finance activity due to lower customer demand which has created less matched book opportunities for international securities.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses decreased $268.9 million to $338.5 million for the six months ended June 30, 2022 compared with $607.4 million in the prior year period. The decrease is primarily due to $493.3 million lower total revenues as well as a decrease of $9.6 million in other income (loss) during 2022 as compared to 2021 and thus resulting in a lower compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 47% for the six months ended June 30, 2022, compared with 49.6% in the prior year period.
Insurance and Reinsurance Claims and Commissions
Insurance and reinsurance-related expenses decreased $1.2 million to $10.5 million for the six months ended June 30, 2022 compared with $11.7 million the prior year period. The net decrease is driven by the reduction in overall claims provision.
Operating, General, Administrative and Other Expenses
Operating, general, administrative and other expenses decreased $13.9 million to $186.2 million for the six months ended June 30, 2022 compared with $200.1 million in the prior year period. The decrease is primarily related to the fair market value adjustments to the contingent consideration liabilities for previous acquisitions.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $5.3 million to $14.2 million for the six months ended June 30, 2022 compared with $8.9 million in the prior year period. The increase is primarily related to two acquisitions which closed during 2021.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $0.2 million to $0.2 million for the six months ended June 30, 2022 compared with $0.4 million in the prior year period. During the first quarter of 2022, the Company deconsolidated Cowen Private Investments LP as the fund was liquidated. During the first quarter of 2021, the Company deconsolidated Cowen Sustainable Investments I, LP due to the Company's ownership being diluted through a capital equalization event.The amounts shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Other Income (Loss)
Other income (loss) decreased $9.6 million to $9.1 million for the six months ended June 30, 2022 compared with $18.7 million in the prior year period. The decrease in other income (loss), which primarily represents our equity method investments, was primarily attributable to a decrease in performance in our activist investments and also the bargain purchase gain on an acquisition from the first quarter of 2021, offset partially by a loss on debt extinguishment.
Income Taxes
Income tax expense decreased $46.9 million to $17.8 million for the six months ended June 30, 2022 compared with $64.7 million in the prior year period. This change is primarily attributable to the change in the Company’s income before income taxes for the respective periods.
Net Income (Loss) Attributable to Non-controlling Interests
Net income (loss) attributable to non-controlling interests decreased $13.1 million to $5.2 million for the six months ended June 30, 2022 compared with income of $18.3 million in the prior year period. The decrease is due to the losses related the Enterprise LP fund primarily driven by unrealized losses and foreign revaluation of our Linkem investment. These losses are offset only partially by gains related to higher valuation in the Company's digital investment. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company accrued $3.4 million preferred stock dividends for the periods ended June 30, 2022 and 2021, respectively.
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
The Company’s primary Non-GAAP financial measures of profit or loss are Pre-tax Economic Income (Loss), Economic Income (Loss) and Economic Operating Income (Loss). Pre-tax Economic Income (Loss) is a pre-tax measure which (i) includes management reclassifications which the Company believes provide additional insight on the performance of the Company’s core businesses and divisions; (ii) eliminates the impact of consolidation for Consolidated Funds; and excludes (iii) goodwill and intangible impairment, (iv) certain other transaction-related adjustments and/or reorganization expenses, as well as (v) certain costs associated with debt. Economic Income (Loss) is a similar measure, but after tax, which includes the Company’s income tax expense or benefit calculated on Pre-tax Economic Income (Loss) once all currently available net operating losses have been utilized (this occurred during tax year 2020) and is presented after preferred stock dividends. Economic Operating Income (Loss) is a similar measure to Economic Income (Loss), but before depreciation and amortization expenses. The Company believes that these Non-GAAP financial measures provide analysts and investors transparency into the measures of profit and loss management uses to evaluate the financial performance of and make operating decisions for the segments including determining appropriate compensation levels. Additionally, the measures provide investors and analysts with additional insight into the activities of the Company’s core businesses, taking into account, among other things, the impact of minority investment stakes, securities borrowing and lending activities and expenses from investment banking activities on US GAAP reported results. The Company presents Pre-tax Economic Income (Loss) in addition to Economic Income (Loss) and Economic Operating Income (Loss) to provide insight to investors and analysts on how the Company manages its tax position over time.
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
Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Total Economic Operating Income (Loss) was $3.7 million for the three months ended June 30, 2022, a decrease of $47.1 million compared to Economic Operating Income (Loss) of $50.8 million in the prior year period. Total Economic Income (Loss) was $1.4 million for the three months ended June 30, 2022, a decrease of $67.0 million compared to Economic Income (Loss) of $65.5 million in the prior year period. Total Pre-tax Economic Income (Loss) was $1.1 million for the three months ended June 30, 2022, a decrease of $66.1 million compared to Pre-tax Economic Income (loss) of $67.2 million in the prior year period.
Economic Proceeds included in total Economic Income (Loss) were $268.6 million for the three months ended June 30, 2022, a decrease of $121.5 million compared to $390.1 million in the prior year period. This was primarily related to a decrease in investment banking revenue and investment income.
Operating Company Segment
Economic Proceeds

	Three Months Ended June 30,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Economic Proceeds
Investment banking	$97,757	$214,427	$(116,670)	(54)%
Brokerage	181,935	175,845	6,090	3%
Management fees	20,173	17,825	2,348	13%
Incentive income (loss)	(29,014)	(31,566)	2,552	(8)%
Investment income (loss)	(10,135)	5,595	(15,730)	(281)%
Other income (loss) economic proceeds	8,404	7,307	1,097	15%
Total: Economic Proceeds	269,120	389,433	(120,313)	(31)%
Economic Interest Expense	4,339	7,423	(3,084)	(42)%
Net Economic Proceeds	$264,781	$382,010	$(117,229)	(31)%
Economic Proceeds The Op Co segment economic proceeds included in Economic Income (Loss) were $269.1 million for the three months ended June 30, 2022, a decrease of $120.3 million compared to $389.4 million in the prior year period.
Investment Banking Economic Proceeds decreased $116.6 million to $97.8 million for the three months ended June 30, 2022 compared with $214.4 million in the prior year period. During the three months ended June 30, 2022, the Company completed five underwriting transactions and 39 strategic advisory transactions, including five debt capital markets transactions. During the three months ended June 30, 2021, the Company completed 39 underwriting transactions 47 strategic advisory transactions including six debt capital markets transactions. The average underwriting fee per transaction was 65.1% higher for the three months ended June 30, 2022 as compared to the prior year period.
Brokerage Economic Proceeds increased $6.1 million to $181.9 million for the three months ended June 30, 2022, compared with $175.8 million in the prior year period. This was attributable to an increase in Institutional Brokerage, primarily Options and Non-USD commissions and an increase in Institutional Services, primarily Prime Services. Customer trading volumes across the industry (according to Bloomberg) increased 20% for the quarter ended June 30, 2022 compared to the prior year period.
Management Fees Economic Proceeds for the segment increased $2.4 million to $20.2 million for the three months ended June 30, 2022 compared with $17.8 million in the prior year period. This increase in management fees was primarily related to an increase in management fees from the healthcare and activist investments strategies.
Incentive Income (Loss) Economic Proceeds for the segment increased $2.6 million to a loss of $29.0 million for the three months ended June 30, 2022 compared with a loss of $31.6 million in the prior year period. This increase was primarily related to an increase in performance fees from our healthcare investments strategy offset partially by a decrease in performance fees from our sustainable funds.
Investment Income (Loss) Economic Proceeds for the segment decreased $15.7 million to a loss of $10.1 million for the three months ended June 30, 2022 compared with $5.6 million in the prior year period. The decrease primarily relates to a decrease in performance in our healthcare and our activism strategies.
Other Income (Loss) Economic Proceeds for the segment increased $1.1 million to income of $8.4 million for the three months ended June 30, 2022 compared with $7.3 million in the prior year period. The increase is primarily from our insurance businesses offset partially by losses related to foreign currency exchange rate fluctuations from our non-USD transactions.
Economic Interest Expenses were $4.3 million for the three months ended June 30, 2022, a decrease of $3.1 million compared with $7.4 million in the prior year period. The decrease in expense is primarily related to a mark-to-market gain on an interest rate swap used to offset interest on floating-rate debt
Net Economic Proceeds were $264.8 million for the three months ended June 30, 2022, a decrease of $117.2 million compared with $382.0 million in the prior year period.
Economic Expenses

	Three Months Ended June 30,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Economic Expenses
Employee compensation and benefits	$151,235	$216,280	$(65,045)	(30)%
Non-Compensation Expense	103,766	87,811	15,955	18%
Depreciation & Amortization	6,990	4,561	2,429	53%
Non-Controlling Interest	(27)	1,488	(1,515)	(102)%
Total: Economic Expenses	$261,964	$310,140	$(48,176)	(16)%
Economic Expenses were $262.0 million for the three months ended June 30, 2022, a decrease of $48.1 million compared with $310.1 million in the prior year period.
Economic Compensation Expenses were $151.2 million compared to $216.3 million in the prior year period. The decrease is due to lower overall revenue. The economic compensation-to-proceeds ratio was 56% compared to 55.5% in the prior year period.
Economic Non-compensation Expenses Fixed non-compensation expenses increased $2.5 million to $42.9 million for the three months ended June 30, 2022 compared with $40.3 million in the prior year period. The increase primarily related to an increase in professional and advisory fees and communication costs. Variable non-compensation expenses which primarily are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $13.4 million to $60.9 million for the three months ended June 30, 2022 compared with

$47.5 million in the prior year period. The increase is primarily related to increased client services and business development costs and floor brokerage and trade execution costs.
Economic Depreciation and Amortization Expenses increased to $7.0 million for the three months ended June 30, 2022 compared with $4.6 million in the prior year period.
Economic Non-controlling interests decreased $1.5 million for the three months ended June 30, 2022 compared with the prior year period. Non-controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
Economic Income and Economic Operating Income

	Three Months Ended June 30,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Pre-tax Economic Income (Loss)	$2,817	$71,870	$(69,053)	(96)%
Economic income tax expense	1,236	19,261	(18,025)	(94)%
Preferred dividends	1,477	1,460	17	1%
Economic Income (Loss)	104	51,149	(51,045)	(100)%
Add back: Depreciation and amortization expense, net of taxes	5,101	$3,339	1,762	53%
Economic Operating Income (Loss)	$5,205	$54,488	$(49,283)	(90)%
Preferred Stock Dividends. On May 19, 2015, the Company completed its offering of 120,750 shares of Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.
Asset Co Segment
Economic Proceeds

	Three Months Ended June 30,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Economic Proceeds
Brokerage	62	—	62	NM
Management fees	$242	$299	$(57)	(19)%
Incentive income (loss)	(990)	514	(1,504)	(293)%
Investment income (loss)	203	(117)	320	(274)%
Total: Economic Proceeds	(483)	696	(1,179)	(169)%
Economic Interest Expense	618	1,174	(556)	(47)%
Net Economic Proceeds	$(1,101)	$(478)	$(623)	130%
Economic Proceeds The Asset Co segment proceeds included in Economic Income (Loss) were a loss of $0.5 million for the three months ended June 30, 2022, a decrease of $1.2 million compared with $0.7 million in the prior year.
Management Fees Economic Proceeds for the segment remained fairly flat for the three months ended June 30, 2022.
Incentive Income (Loss) Economic Proceeds for the segment decreased $1.5 million to a loss of $1.0 million for the three months ended June 30, 2022 compared with income of $0.5 million in the prior year period. This decrease was related to a decrease in performance fees from the multi-strategy business.
Investment Income (Loss) Economic Proceeds for the segment increased $0.3 million to $0.2 million for the three months ended June 30, 2022, compared with a loss of $0.1 million in the prior year period.
Economic Interest Expenses were $0.6 million for the three months ended June 30, 2022, a decrease of $0.6 million compared with $1.2 million in the prior year period. The 2022 interest expense included an allocation of a gain from a mark-to-market adjustment on an interest rate swap used to offset interest on floating-rate debt.
Net Economic Proceeds for the segment were negative proceeds (due to losses) of $1.1 million for the three months ended June 30, 2022, a decrease of $0.6 million compared with negative proceeds (due to losses) $0.5 million in the prior year period.

Economic Expenses

	Three Months Ended June 30,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Economic Expenses
Employee compensation and benefits	$545	$4,133	$(3,588)	(87)%
Non-Compensation Expense	30	53	(23)	(43)%
Depreciation & Amortization	7	4	3	75%
Total expenses	$582	$4,190	$(3,608)	(86)%
Economic Expenses were $0.6 million for the three months ended June 30, 2022, a decrease of $3.6 million compared to $4.2 million in the prior year period.
Economic Compensation Expenses were $0.5 million for the three months ended June 30, 2022 compared to $4.1 million in the prior year period.
Economic Non-compensation Expenses Fixed non-compensation expenses remained fairly flat for the three months ended June 30, 2022 compared with the prior year period. Variable non-compensation expenses are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities.
Economic Depreciation and Amortization Expenses remained fairly flat for the three months ended June 30, 2022 compared to the prior year period and relates to costs allocated from general company assets.
Economic Income and Economic Operating Income

	Three Months Ended June 30,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Pre-tax Economic Income (Loss)	$(1,683)	$(4,668)	$2,985	(64)%
Economic income tax expense*	(419)	(1,251)	832	(67)%
Preferred dividends	221	238	(17)	(7)%
Economic Income (Loss)*	(1,485)	(3,655)	2,170	(59)%
Add back: Depreciation and amortization expense, net of taxes	4	4	—	—%
Economic Operating Income (Loss)	$(1,481)	$(3,651)	$2,170	(59)%
Preferred Stock Dividends. On May 19, 2015, the Company completed its offering of 120,750 shares of Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.
Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Total Economic Operating Income (Loss) was $46.6 million for the six months ended June 30, 2022, a decrease of $149.9 million compared to Economic Operating Income (Loss) of $196.4 million in the prior year period. Total Economic Income (Loss) was $36.1 million for the six months ended June 30, 2022 compared to Economic Income (Loss) of $189.9 million in the prior year period. Total Pre-tax Economic Income (Loss) was $53.3 million for the six months ended June 30, 2022, a decrease of $210.7 million compared to Pre-tax Economic Income (Loss) of $264.0 million in the prior year period.
Economic Proceeds included in total Economic Income (Loss) were $600.3 million for the six months ended June 30, 2022, a decrease of $477.3 million compared to $1,077.5 million in the prior year period. This was primarily related to a decrease in investment banking, incentive fees, investment income and brokerage revenues.

Operating Company Segment
Economic Proceeds

	Six Months Ended June 30,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Economic Proceeds
Investment banking	$196,453	$507,914	$(311,461)	(61)%
Brokerage	379,791	397,692	(17,901)	(5)%
Management fees	40,613	44,709	(4,096)	(9)%
Incentive income (loss)	(41,811)	78,359	(120,170)	(153)%
Investment income (loss)	12,091	37,514	(25,423)	(68)%
Other income (loss) economic proceeds	12,223	8,471	3,752	44%
Total: Economic Proceeds	599,360	1,074,659	(475,299)	(44)%
Economic Interest Expense / (Income)	(4,170)	13,366	(17,536)	(131)%
Net Economic Proceeds	$603,530	$1,061,293	$(457,763)	(43)%
Economic Proceeds The Op Co segment economic proceeds included in Economic Income (Loss) were $599.4 million for the six months ended June 30, 2022, a decrease of $475.3 million compared to $1,074.7 million in the prior year period.
Investment Banking Economic Proceeds decreased $311.4 million to $196.5 million for the six months ended June 30, 2022 compared with $507.9 million in the prior year period. During the six months ended June 30, 2022, the Company completed 11 underwriting transactions and 66 strategic advisory transactions including 13 debt capital markets transactions. During the six months ended June 30, 2021, the Company completed 101 underwriting transactions and 73 strategic advisory transactions including 11 debt capital markets transactions.
Brokerage Economic Proceeds decreased $17.9 million to $379.8 million for the six months ended June 30, 2022, compared with $397.7 million in the prior year period. This was attributable to a decrease in Institutional Brokerage, primarily related to a decrease in Special Situations revenues offset by increases in Options and Non-USD commissions, as well as a decrease in Institutional Services, primarily Securities Finance and Global Clearing. Customer trading volumes across the industry (according to Bloomberg) increased 2% for the six month period ended June 30, 2022 compared to the prior year period.
Management Fees Economic Proceeds for the segment decreased $4.1 million to $40.6 million for the six months ended June 30, 2022 compared with $44.7 million in the prior year period. This decrease in management fees was primarily related to management fees earned from new investors entering the Cowen Sustainable funds in the first quarter of 2021 when, during the quarter, the fund had multiple capital raises offset partially by an increase in fees from the Cowen Healthcare investments funds.
Incentive Income (Loss) Economic Proceeds for the segment decreased $120.2 million to a loss of $41.8 million for the six months ended June 30, 2022 compared with $78.4 million in the prior year period. This decrease was primarily related to a decrease in performance fees from our Cowen Sustainable and Cowen Healthcare investment funds.
Investment Income (Loss) Economic Proceeds for the segment decreased $25.4 million to $12.1 million for the six months ended June 30, 2022 compared with $37.5 million in the prior year period. The decrease primarily relates to a decrease in performance investments across most of our strategies including healthcare, merchant banking and portfolio hedge offset partially with gains from our digital investments.
Other Income (Loss) Economic Proceeds for the segment increased $3.7 million to $12.2 million for the six months ended June 30, 2022 compared with income of $8.5 million in the prior year period. The increase is primarily from our insurance businesses offset partially by losses related to foreign currency exchange rate fluctuations from our non-USD transactions.
Economic Interest Expenses / (Income) were $(4.2) million for the six months ended June 30, 2022, a decrease of expenses of $17.6 million compared with $13.4 million in the prior year period. The 2022 interest expense / (income) included an $21.9 million gain from a mark-to-market adjustment on an interest rate swap used to offset interest on floating-rate debt.
Net Economic Proceeds were $603.5 million for the six months ended June 30, 2022, a decrease of $457.8 million compared with $1,061.3 million in the prior year period.

Economic Expenses

	Six Months Ended June 30,		Total Period-to-Period
	2022	2021	$ Change	% Change
Economic Expenses	(dollars in thousands)
Employee compensation and benefits	$337,660	$601,858	$(264,198)	(44)%
Non-Compensation Expense	197,558	177,226	20,332	11%
Depreciation & Amortization	14,169	8,910	5,259	59%
Non-Controlling Interest	986	2,955	(1,969)	(67)%
Total: Economic Expenses	$550,373	$790,949	$(240,576)	(30)%
Economic Expenses were $550.4 million for the six months ended June 30, 2022, a decrease of $240.5 million compared with $790.9 million in the prior year period.
Economic Compensation Expenses were $337.7 million compared to $601.9 million in the prior year period. The decrease was due to lower revenues. The economic compensation-to-proceeds ratio increased to 56.3% compared to 56.0% in the prior year period.
Economic Non-compensation Expenses Fixed non-compensation expense increased $7.7 million to $83.7 million for the six months ended June 30, 2022 compared with $76.0 million in the prior year period. The increase primarily related to an increase in professional and advisory fees and communication costs. Variable non-compensation expenses which primarily are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $12.6 million to $113.8 million for the six months ended June 30, 2022 compared with $101.2 million in the prior year period. The increase is related to increased client services and business development costs as well as an increase in costs from our insurance and reinsurance businesses.
Economic Depreciation and Amortization Expenses increased to $14.2 million for the six months ended June 30, 2022 compared with $8.9 million in the prior year period. The increase is primarily related to two acquisitions which closed during 2021.
Economic Non-controlling interests decreased by $2.0 million to $1.0 million for the six months ended June 30, 2022 compared with $3.0 million in the prior year period. Non-controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
Economic Income and Economic Operating Income

	Six Months Ended June 30,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Pre-tax Economic Income (Loss)	$53,157	$270,344	$(217,187)	(80)%
Economic income tax expense	13,821	72,451	(58,630)	(81)%
Preferred stock dividends	2,938	2,887	51	2%
Economic Income (Loss)	36,398	195,006	(158,608)	(81)%
Add back: Depreciation and amortization expense, net of taxes	10,485	6,522	3,963	61%
Economic Operating Income (Loss)	$46,883	$201,528	$(154,645)	(77)%
Preferred Stock Dividends. On May 19, 2015, the Company completed its offering of 120,750 shares of Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Asset Co Segment

	Six Months Ended June 30,		Total Period-to-Period
	2022	2021	$ Change	% Change
Economic Proceeds	(dollars in thousands)
Management fees	$508	$616	$(108)	(18)%
Incentive income (loss)	(1,205)	(701)	(504)	72%
Investment income (loss)	1,610	2,973	(1,363)	(46)%
Other income (loss) economic proceeds	1	(1)	2	(200)%
Total: Economic Proceeds	914	2,887	(1,973)	(68)%
Economic Interest Expense / (Income)	(800)	2,261	(3,061)	(135)%
Net Economic Proceeds	$1,714	$626	$1,088	174%
Economic Proceeds The Asset Co segment proceeds included in Economic Income (Loss) were $0.9 million for the six months ended June 30, 2022, a decrease of $2.0 million compared with $2.9 million in the prior year period.
Management Fees Economic Proceeds for the segment remained fairly flat for the six months ended June 30, 2022 compared with the prior year period.
Incentive Income (Loss) Economic Proceeds for the segment increased the loss by $0.5 million to a loss of $1.2 million for the six months ended June 30, 2022 compared with a loss of $0.7 million in the prior year period. This incentive income loss increase was related to an decrease in performance fees from the Company's multi-strategy business.
Investment Income (Loss) Economic Proceeds for the segment decreased $1.4 million to $1.6 million for the six months ended June 30, 2022, compared with income of $3.0 million in the prior year period. The decrease primarily to decreased performance of our multi-strategy funds.
Economic Interest Expenses / (Income) were $(0.8) million for the six months ended June 30, 2022, a decrease to expenses of $3.1 million compared with $2.3 million in the prior year period. The 2022 interest expense included an allocation of a gain from a mark-to-market adjustment on an interest rate swap used to offset interest on floating-rate debt.
Net Economic Proceeds for the segment were proceeds of $1.7 million for the six months ended June 30, 2022, an increase of $1.1 million compared with $0.6 million in the prior year period.

Economic Expenses

	Six Months Ended June 30,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Economic Expenses
Employee compensation and benefits	$1,495	$6,951	$(5,456)	(78)%
Non-Compensation Expense	36	(24)	60	(250)%
Depreciation & Amortization	13	9	4	44%
Total: Economic Expenses	$1,544	$6,936	$(5,392)	(78)%
Economic Expenses were $1.5 million for the six months ended June 30, 2022, a decrease of $5.4 million compared to $6.9 million in the prior year period.
Economic Compensation Expenses were $1.5 million for the six months ended June 30, 2022, a decrease of $5.5 million compared to $7.0 million in the prior year period. The decrease was due to lower total economic proceeds related to investment income (loss).
Economic Non-compensation Expenses Fixed non-compensation expense increased $0.1 million for the six months ended June 30, 2022 compared with the prior year period. The increase is primarily related to professional, advisory and other fees. Variable non-compensation expenses, which remained consistent for the six months ended June 30, 2022 compared with the prior year period, are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities.

Economic Depreciation and Amortization Expenses remained consistent for the six months ended June 30, 2022 compared to the prior year period and relates to costs allocated from general company assets.
Economic Income and Economic Operating Income

	Six Months Ended June 30,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Pre-tax Economic Income (Loss)	$170	$(6,310)	$6,480	(103)%
Economic income tax expense	44	(1,691)	1,735	(103)%
Preferred stock dividends	458	509	(51)	(10)%
Economic Income (Loss)	(332)	(5,128)	4,796	(94)%
Add back: Depreciation and amortization expense, net of taxes	9	6	3	50%
Economic Operating Income (Loss)	$(323)	$(5,122)	$4,799	(94)%
Preferred Stock Dividends. On May 19, 2015, the Company completed its offering of 120,750 shares of Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Reconciliation of US GAAP to Non-GAAP Measures for the three and six months ended June 30, 2022 and 2021
The following tables reconciles total US GAAP Revenues to total Economic Proceeds for the three and six months ended June 30, 2022 and 2021:

		(unaudited)
		Three Months Ended June 30, 2022
(Dollar amounts in thousands)		Investment Banking	Brokerage	Investment Income	Management Fees	Incentive Income	Interest and Dividends	Reinsurance premiums	Other revenues, net	Consolidated Funds Revenues	Other Income (Loss)	Total
Total US GAAP Revenues and Other Income (Loss)		$100,169	$154,656	$(10,003)	$16,717	$—	$48,545	$14,278	$(6,625)	$(15,324)	$3,527	$305,940
Management Presentation Reclassifications:
Underwriting expenses	a	(889)	—	—	—	—	—	—	—	—	—	(889)
Reimbursable client expenses	b	(1,523)	—	—	—	—	—	—	(296)	—	—	(1,819)
Securities financing interest expense	c	—	(79)	—	—	—	(28,161)	—	—	—	—	(28,240)
Fund start-up costs, distribution and other fees	d	—	—	—	(368)	—	—	—	(613)	—	—	(981)
Certain equity method investments	e	—	—	—	4,019	2,770	—	—	—	—	(4,681)	2,108
Carried interest	f	—	—	32,083	—	(31,397)	—	—	—	—	—	686
Proprietary trading, interest and dividends	g	—	3,777	(25,295)	—	(1,377)	(11,147)	—	4,831	—	23,141	(6,070)
Insurance related activities expenses	h	—	—	—	—	—	—	(14,278)	11,107	—	—	(3,171)
Facilitation trading gains and losses	i	—	23,643	3,369	—	—	(9,237)	—	—	—	(21,987)	(4,212)
Total Management Presentation Reclassifications:		(2,412)	27,341	10,157	3,651	(30,004)	(48,545)	(14,278)	15,029	—	(3,527)	(42,588)
Fund Consolidated Reclassifications	l	—	—	(10,086)	47	—	—	—	—	15,324	—	5,285
Total Economic Proceeds		$97,757	$181,997	$(9,932)	$20,415	$(30,004)	$—	$—	$8,404	$—	$—	$268,637

		(unaudited)
		Three Months Ended June 30, 2021
(Dollar amounts in thousands)		Investment Banking	Brokerage	Investment Income	Management Fees	Incentive Income	Interest and Dividends	Reinsurance premiums	Other revenues, net	Consolidated Funds Revenues	Other Income (Loss)	Total
Total US GAAP Revenues and Other Income (Loss)		$224,981	$139,060	$3,160	$14,995	$169	$62,173	$11,493	$2,031	$695	$6,730	$465,487
Management Presentation Reclassifications:
Underwriting expenses	a	(6,152)	—	—	—	—	—	—	—	—	—	(6,152)
Reimbursable client expenses	b	(4,402)	—	—	—	—	—	—	(295)	—	—	(4,697)
Securities financing interest expense	c	—	6,132	—	—	—	(48,854)	—	—	—	—	(42,722)
Fund start-up costs, distribution and other fees	d	—	(107)	—	(449)	—	—	—	(666)	—	—	(1,222)
Certain equity method investments	e	—	—	—	3,523	4,358	—	—	—	—	(5,894)	1,987
Carried interest	f	—	—	35,530	—	(35,686)	—	—	—	—	—	(156)
Proprietary trading, interest and dividends	g	—	10,245	(32,710)	—	275	(2,262)	—	(34)	—	10,616	(13,870)
Insurance related activities expenses	h	—	—	—	—	—	—	(11,493)	6,271	—	1	(5,221)
Facilitation trading gains and losses	i	—	20,515	(1,554)	—	—	(11,057)	—	—	—	(11,453)	(3,549)
Total Management Presentation Reclassifications:		(10,554)	36,785	1,266	3,074	(31,053)	(62,173)	(11,493)	5,276	—	(6,730)	(75,602)
Fund Consolidated Reclassifications	l	—	—	1,052	55	(168)	—	—	—	(695)	—	244
Total Economic Proceeds		$214,427	$175,845	$5,478	$18,124	$(31,052)	$—	$—	$7,307	$—	$—	$390,129

		(unaudited)
		Six Months Ended June 30, 2022
(Dollar amounts in thousands)		Investment Banking	Brokerage	Investment Income	Management Fees	Incentive Income	Interest and Dividends	Reinsurance Premiums	Other Revenues, net	Consolidated Funds Revenues	Other Income (Loss)	Total
Total US GAAP Revenues and Other Income (Loss)		$201,711	$323,394	$58,084	$33,486	$633	$94,880	$25,599	$(7,574)	$(17,208)	$9,107	$722,112
Management Presentation Reclassifications:
Underwriting expenses	a	(1,148)	—	—	—	—	—	—	—	—	—	(1,148)
Reimbursable client expenses	b	(4,110)	—	—	—	—	—	—	(606)	—	—	(4,716)
Securities financing interest expense	c	—	(1,326)	—	—	—	(57,966)	—	—	—	—	(59,292)
Fund start-up costs, distribution and other fees	d	—	—	—	(739)	—	—	—	(1,292)	—	—	(2,031)
Certain equity method investments	e	—	—	—	8,275	6,362	—	—	—	—	(10,437)	4,200
Carried interest	f	—	—	49,150	—	(48,297)	—	—	—	—	—	853
Proprietary trading, interest and dividends	g	—	12,595	(87,380)	—	(1,714)	(17,029)	—	6,611	—	39,299	(47,618)
Insurance related activities expenses	h	—	—	—	—	—	—	(25,599)	15,085	—	—	(10,514)
Facilitation trading gains and losses	i	—	45,128	5,248	—	—	(19,885)	—	—	—	(37,969)	(7,478)
Total Management Presentation Reclassifications:		(5,258)	56,397	(32,982)	7,536	(43,649)	(94,880)	(25,599)	19,798	—	(9,107)	(127,744)
Fund Consolidated Reclassifications	l	—	—	(11,401)	99	—	—	—	—	17,208	—	5,906
Total Economic Proceeds		$196,453	$379,791	$13,701	$41,121	$(43,016)	$—	$—	$12,224	$—	$—	$600,274

		(unaudited)
		Six Months Ended June 30, 2021
(Dollar amounts in thousands)		Investment Banking	Brokerage	Investment Income	Management Fees	Incentive Income	Interest and Dividends	Reinsurance Premiums	Other Revenues, net	Consolidated Funds Revenues	Other Income (Loss)	Total
Total US GAAP Revenues and Other Income (Loss)		$529,815	$312,797	$179,297	$40,737	$2,427	$121,561	$18,610	$3,690	$(2,652)	$18,692	$1,224,974
Management Presentation Reclassifications:
Underwriting expenses	a	(13,067)	—	—	—	—	—	—	—	—	—	(13,067)
Reimbursable client expenses	b	(8,834)	—	—	—	—	—	—	(583)	—	—	(9,417)
Securities financing interest expense	c	—	7,566	—	—	—	(90,655)	—	—	—	—	(83,089)
Fund start-up costs, distribution and other fees	d	—	(266)	—	(4,523)	—	—	—	(1,305)	—	—	(6,094)
Certain equity method investments	e	—	—	—	7,003	13,999	—	—	—	—	(16,723)	4,279
Carried interest	f	—	—	(61,239)	—	61,353	—	—	—	—	—	114
Proprietary trading, interest and dividends	g	—	26,347	(65,436)	—	(51)	(6,358)	—	(271)	—	21,766	(24,003)
Insurance related activities expenses	h	—	—	—	1	—	—	(18,610)	6,939	—	—	(11,670)
Facilitation trading gains and losses	i	—	51,248	(10,522)	—	—	(24,548)	—	—	—	(24,418)	(8,240)
Total Management Presentation Reclassifications:		(21,901)	84,895	(137,197)	2,481	75,301	(121,561)	(18,610)	4,780	—	(19,375)	(151,187)
Fund Consolidated Reclassifications	l	—	—	(1,613)	2,107	(70)	—	—	—	2,652	—	3,076
Income Statement Adjustments:
Acquisition related amounts	n	—	—	—	—	—	—	—	—	—	(3,855)	(3,855)
Debt extinguishment loss	p	—	—	—	—	—	—	—	—	—	4,538	4,538
Total Income Statement Adjustments:		—	—	—	—	—	—	—	—	—	683	683
Total Economic Proceeds		$507,914	$397,692	$40,487	$45,325	$77,658	$—	$—	$8,470	$—	$—	$1,077,546

The following table reconciles total US GAAP interest and dividends expense to total Economic Interest Expense for the three and six months ended June 30, 2022 and 2021:

		(unaudited)
		Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)		2022	2021	2022	2021
Total US GAAP Interest & Dividend Expense		$53,925	$63,073	$100,449	$120,714
Management Presentation Reclassifications:
Securities financing interest expense	c	(28,240)	(42,722)	(59,292)	(83,089)
Fund start-up costs, distribution and other fees	d	(1,313)	(628)	(2,209)	(1,171)
Proprietary trading gains and losses	g	(15,125)	(1,248)	(36,286)	(5,486)
Facilitation trading gains and losses	i	(4,212)	(3,549)	(7,478)	(8,240)
Total Management Presentation Reclassifications:		(48,890)	(48,147)	(105,265)	(97,986)
Income Statement Adjustments:
Accelerated debt costs	p	—	(5,557)	—	(5,557)
Amortization of discount/(premium) on debt	m	(78)	(772)	(154)	(1,544)
Total Income Statement Adjustments:		(78)	(6,329)	(154)	(7,101)
Total Economic Interest Expense		$4,957	$8,597	$(4,970)	$15,627

The following tables reconcile total US GAAP Expenses and non-controlling interests to total Economic Expenses for the three and six months ended June 30, 2022 and 2021:

		(unaudited)
		Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
(Dollar amounts in thousands)		Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total	Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total
Total US GAAP		$151,322	$95,603	$(14,981)	$231,944	$219,186	$113,906	$13,755	$346,847
Management Presentation Reclassifications:
Underwriting expenses	a	—	(889)	—	(889)	—	(6,152)	—	(6,152)
Reimbursable client expenses	b	—	(1,819)	—	(1,819)	—	(4,697)	—	(4,697)
Fund start-up costs, distribution and other fees	d	—	332	—	332	—	(594)	—	(594)
Certain equity method investments	e	—	2,108	—	2,108	—	1,987	—	1,987
Carried interest	f	—	686	—	686	—	(156)	—	(156)
Proprietary trading, interest and dividends	g	—	(587)	9,642	9,055	—	1,501	(14,123)	(12,622)
Insurance related activities expenses	h	—	(3,171)	—	(3,171)	—	(5,221)	—	(5,221)
Associated partner/banker compensation	j	806	(806)	—	—	1,574	(1,574)	—	—
Management company non-Controlling interest	k	(348)	375	(27)	—	(347)	(1,141)	1,488	—
Total Management Presentation Reclassifications:		458	(3,771)	9,615	6,302	1,227	(16,047)	(12,635)	(27,455)
Fund Consolidated Reclassifications	l	—	(54)	5,339	5,285	—	(124)	368	244
Income Statement Adjustments:
Acquisition related adjustments	n	—	(78)	—	(78)	—	(76)	—	(76)
Contingent liability adjustments	n	—	19,093	—	19,093	—	(5,230)	—	(5,230)
Total Income Statement Adjustments:		—	19,015	—	19,015	—	(5,306)	—	(5,306)
Total Economic Expenses		$151,780	$110,793	$(27)	$262,546	$220,413	$92,429	$1,488	$314,330

		(unaudited)
		Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
(Dollar amounts in thousands)		Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total	Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total
Total US GAAP		$338,500	$211,037	$5,150	$554,687	$607,382	$221,062	$18,317	$846,761
Management Presentation Reclassifications:
Underwriting expenses	a	—	(1,148)	—	(1,148)	—	(13,067)	—	(13,067)
Reimbursable client expenses	b	—	(4,716)	—	(4,716)	—	(9,417)	—	(9,417)
Fund start-up costs, distribution and other fees	d	—	178	—	178	—	(4,923)	—	(4,923)
Certain equity method investments	e	—	4,200	—	4,200	—	4,279	—	4,279
Carried interest	f	—	853	—	853	—	114	—	114
Proprietary trading, interest and dividends	g	—	(117)	(11,215)	(11,332)	—	3,271	(21,788)	(18,517)
Insurance related activities expenses	h	—	(10,514)	—	(10,514)	—	(11,670)	—	(11,670)
Associated partner/banker compensation	j	1,352	(1,352)	—	—	2,122	(2,122)	—	—
Management company non-Controlling interest	k	(697)	(289)	986	—	(695)	(2,260)	2,955	—
Total Management Presentation Reclassifications:		655	(12,905)	(10,229)	(22,479)	1,427	(35,795)	(18,833)	(53,201)
Fund Consolidated Reclassifications	l	—	(159)	6,065	5,906	—	(395)	3,471	3,076
Income Statement Adjustments:
Acquisition related amounts	n	—	(158)	—	(158)	—	(317)	—	(317)
Contingent liability adjustments	n	—	13,961	—	13,961	—	1,566	—	1,566
Total Income Statement Adjustments:		—	13,803	—	13,803	—	1,249	—	1,249
Total Economic Expenses		$339,155	$211,776	$986	$551,917	$608,809	$186,121	$2,955	$797,885

The following table reconciles US GAAP Net Income (loss) Attributable to Cowen Inc. Common Stockholders to Pre-tax Economic Income (Loss), Economic Income (loss), and Economic Operating Income (loss) for the three and six months ended June 30, 2022 and 2021:

		(unaudited)
		Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)		2022	2021	2022	2021

US GAAP Net income (loss) attributable to Cowen Inc. common stockholders		$12,465	$43,625	$45,783	$189,431
Income Statement Adjustments:
US GAAP Income tax expense (benefit)	o	5,908	10,244	17,797	64,672
Amortization of discount (premium) on debt	m	78	772	154	1,544
Debt extinguishment gain (loss) and/or accelerated debt costs	p	—	5,557	—	10,095
Bargain purchase gain	n	—	—	—	(3,855)
Contingent liability adjustments	n	(19,093)	5,230	(13,961)	(1,566)
Acquisition related amounts	n	78	76	158	317
Preferred stock dividends	q	1,698	1,698	3,396	3,396
Pre-tax Economic Income (Loss)		1,134	67,202	53,327	264,034
Economic income tax expense		(817)	(18,010)	(13,865)	(70,760)
Preferred stock dividends		(1,698)	(1,698)	(3,396)	(3,396)
Economic Income (Loss)		$(1,381)	$47,494	$36,066	$189,878
Add back: Depreciation and amortization expense, net of taxes		5,105	3,342	10,494	6,528
Economic Operating Income (Loss)		$3,724	$50,836	$46,560	$196,406

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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. However, the Company’s assessment could be affected by various risks and uncertainties, including but not limited to, the effects of the COVID-19 pandemic. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of June 30, 2022, we had cash and cash equivalents of $926.8 million and net liquid investment assets of $1.4 billion, which includes cash and cash equivalents and short-term investments held by foreign subsidiaries as of June 30, 2022 of $214.4 million. The Company continues to permanently reinvest the capital and accumulated earnings of its subsidiaries in the United Kingdom, Malta, Germany, Switzerland, Israel, Canada, and Hong Kong.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid by March 15th.
As a clearing member firm providing services to certain of our brokerage customers, we are subject to cash deposit requirements with clearing organizations, brokers and banks that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers' trading activity and market volatility. At June 30, 2022, the Company had security deposits totaling $90.9 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures.
The Company may incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital.
Unfunded commitments
The following table summarizes unfunded commitments as of June 30, 2022:

Entity	Unfunded Commitments	Commitment term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	$6,452	2.5 years
Eclipse Ventures Fund I, L.P.	$28	2.5 years
Eclipse Fund II, L.P.	$18	3.5 years
Eclipse Continuity Fund I, L.P.	$12	4.5 years
Cowen Healthcare Investments III LP	$1,552	4.5 years
Cowen Healthcare Investments IV LP	$5,095	5.5 years
Cowen Sustainable Investments I LP	$14,643	7.5 years
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

Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of Series A Convertible Preferred Stock that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum, which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and paid a cash dividend in respect of the Series A Convertible Preferred Stock of $1.7 million and $3.4 million for the three and six months ended June 30, 2022 and 2021.
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
Cowen and Company is also subject to certain net capital rule requirements under the Regulation 1.17 of the Commodity Futures Trading Commission ("CFTC") under Commodities Exchange Act (“CEA”) as an introducing broker. Under Regulation 1.17, Cowen and Company is required to maintain net capital equal to or in excess of $45,000 or the amount of net capital required by SEA Rule 15c3-1, whichever is greater. Additionally, as an options clearing member of the Options Clearing Corporation ("OCC") under OCC Rule 302, Cowen and Company is required to maintain net capital equal to the greater of $2.0 million or 2% of aggregate debit items. At June 30, 2022, Cowen and Company had $420.2 million of net capital in excess of its minimum requirements under SEA Rule 15c3-1.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. Cowen Financial Products, Ltd ("Cowen Financial Products")

registered only with the SEC with an effective date of November 1, 2021 as a securities-based swap dealer and is not using models to compute its net capital. Under the rules there is a minimum net capital requirement for, among others, an entity that acts as a dealer in security-based swaps, which is the greater of $20 million or 2% of risk margin amount. The risk margin amount means the sum of (i) the total initial margin required to be maintained by the SEC securities-based swaps dealer at each clearing agency with respect to securities-based swaps transactions cleared for securities-based swap customers and (ii) the total initial margin amount calculated by the SEC securities-based swaps dealer swaps dealer with respect to non-cleared securities-based swaps under SEC rules. At June 30, 2022, Cowen Financial Products had $40.0 million of net capital in excess of its minimum requirements under SEA Rule 18a-1.
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
As of June 30, 2022, the regulatory net capital, minimum net capital requirement and excess net capital of U.S. regulated broker dealers and swap dealer together with the equivalent of capital requirements and compliance information for foreign broker dealers registered with the FCA and the SFC are presented as follows:

Subsidiary	Net Capital (a)	Net Capital Requirement (b)	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$426,640	$6,447	$420,193
ATM Execution	$6,134	$250	$5,884
Westminster	$24,979	$250	$24,729
Cowen Financial Products	$59,995	$20,000	$39,995
Cowen International Ltd (a)	$48,912	$25,579	$23,333
Cowen Execution Ltd (a)	$16,179	$4,700	$11,479
Cowen Asia (a)	$1,918	$382	$1,536
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
In accordance with the requirements of SEA Rule 15c3-3, Cowen and Company may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of June 30, 2022, Cowen and Company had segregated approximately $44.8 million of cash to satisfy the customer reserve provision of SEA Rule 15c3-3.
As a clearing and carrying broker-dealer, Cowen and Company is required to compute a reserve requirement for proprietary accounts of broker-dealers ("PAB"), as defined in SEA Rule 15c3-3. Cowen and Company conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEA Rule 15c3-3. This allows each correspondent firm that uses Cowen and Company as its clearing broker-dealer to classify its PAB account assets held at Cowen and Company as allowable assets in the correspondent's net capital calculation. At June 30, 2022, Cowen and Company had $45.8 million of cash on deposit in PAB Reserve Bank Accounts. Cowen and Company and ATM Execution also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
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
Other Regulatory Requirements
Cowen Insurance Co and Cowen Re and Kelvin are individually required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Malta, Luxembourg and Guernsey, respectively. Each company's individual solvency capital ratio calculated at the end of each quarter must exceed a minimum requirement. As of December 31, 2021, the last testing date for Cowen Re and Kelvin, the solvency capital ratios were in excess of the minimum regulatory requirements. As of March 31, 2022, the last testing date for Cowen Insurance Co, the solvency capital ratio was in excess of the minimum regulatory requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen's captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of June 30, 2022. RCG Insurance Company’s capital and surplus as of June 30, 2022 totaled $5.6 million.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, realized returns on its own invested capital and borrowings on debt. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash used in operating activities of $29.4 million for the six months ended June 30, 2022 was primarily related to (i) a decrease in compensation payable, (ii) a decrease in purchases of securities owned, at fair value only partially offset by an increase in proceeds from sales of securities owned, at fair value, (iii) an increase in proceeds from the sale of short investments partially offset by a decrease in payments to cover short investments and (iv) decrease in stock loan.Net cash provided by operating activities of $177.1 million for the six months ended June 30, 2021 was primarily related to (i) an increase in stock loan, (ii) an increase in payable to customers and (iii) net income only partially offset by a decrease in securities owned, at fair value, held at broker dealer.
Investing Activities.    Net cash used in investing activities of $183.5 million for the six months ended June 30, 2022 was primarily related to purchase of assets through acquisition, net of cash acquired. Net cash used in investing activities of $6.9 million for the six months ended June 30, 2021 was primarily related to purchases of other investments and fixed assets only partially offset with the proceeds from sales of other investments.
Financing Activities.    Net cash used in financing activities for the six months ended June 30, 2022 of $39.7 million was primarily related to (i) purchase of treasury stwock (net of re-issue) and (ii) decrease in contingent liability. Net cash used in financing activities for the six months ended June 30, 2021 of $61.4 million was primarily related to a) repayments on convertible debt as well as notes and other debt and b) purchase of treasury stock only partially offset by an increase in borrowings on notes and other debt.
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
On March 24, 2021, the Company issued a redemption notice announcing that the Company would redeem all of the December 2022 Convertible Notes, and provided holders the option to elect to settle the as-converted value of the December 2022 Convertible Notes as allowed under the terms of the December 2022 Convertible Notes. As a result of the Company’s call for redemption of the December 2022 Convertible Notes, the December 2022 Convertible Notes were convertible, at the option of the holder at any time prior to June 22, 2021, the second business day prior to the December 2022 Convertible Notes' Redemption Date. On June 24, 2021 (the "Redemption Date"), the Company redeemed all of the outstanding principal amount of the December 2022 Convertible Notes. The redemption amount was determined based on the holders election to convert, which allowed for either 100.00% of the principal amount thereof plus accrued and unpaid interest on such principal amount up to June 15, 2021, to, but not including the Redemption Date of the December 2022 Convertible Notes, or the value of the Company's Class A common stock to be issued on conversion. The settlement method for the December 2022 Convertible Notes was $88.1 million in cash, (the outstanding principal amount of the December 2022 Convertible Notes) and 2,938,841 shares of the Company’s Class A common stock, (the remainder of the conversion obligation in excess of the principal amount). The conversion rate on the December 2022 Convertible Notes on the Redemption Date was 33.35 shares of the Company’s Class A common stock per $1,000.00 principal amount of December 2022 Convertible Notes converted. In conjunction with the redemption of the remaining December 2022 Convertible Notes, the Company accelerated the pro rata unamortized discount of $5.1 million and capitalized debt issuance costs of $0.5 million.
Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $0.7 million for the three months ended June 30, 2021,and $1.5 million for the six months ended June 30, 2021, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and was amortized over the life of the December 2022 Convertible Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The Company recorded interest expense of $0.6 million for the three months ended June 30, 2021 and $1.3 million for the six months ended June 30, 2021.
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, which is shown net in notes payable in the accompanying condensed consolidated statement of financial condition. To date the May 2024 Notes have maintained their initial private rating. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $1.4 million and $1.4 million for the three months ended June 30, 2022 and 2021 and $2.8 million and $2.8 million for the six months ended June 30, 2022 and 2021, respectively. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in September 2019, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.

June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the "June 2033 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $1.9 million and $1.9 million for the three months ended June 30, 2022 and 2021 and $3.9 million and $3.9 million and for the six months ended June 30, 2022 and 2021, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the "December 2027 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million for six months ended June 30, 2021. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
On March 24, 2021, the Company delivered payment of and discharged all $138.0 million outstanding aggregate principal of the December 2027 Notes plus accrued and unpaid interest through the effective redemption date of April 23, 2021. In conjunction with the extinguishment of the December 2027 Notes, the Company accelerated the pro-rata capitalized debt issuance costs. For the six months ended June 30, 2021, the Company recognized $4.4 million of loss on debt extinguishment.
Term Loan
March 2028 Term Loan
On March 24, 2021, the Company borrowed $300 million of first lien term loan due March 24, 2028. On December 15, 2021, the Company borrowed an additional $150 million first lien term loan under the same terms and conditions as, and fungible with, the initial first lien term loan (collectively, the “March 2028 Term Loan”). The aggregate amount borrowed under the March 2028 Term Loan is $450 million.The March 2028 Term Loan bears interest at an annual rate equal to, at the option of the Company, either the (a) London Inter-bank Offered Rate ("LIBOR") (adjusted for reserves and subject to a floor of 0.75%) plus a margin of 3.25% or (b) an alternate base rate plus a margin of 2.25%. The Company is required to pay amortization of approximately 1.00% per annum of the original principal amount of the March 2028 Term Loan. Additionally, the Company has entered into an interest rate swap to offset the floating interest rate of the March 2028 Term Loan (See Note 6). The obligations of the Company for the March 2028 Term Loan are guaranteed by certain of the Company’s wholly-owned domestic subsidiaries (excluding its broker-dealer subsidiaries) (the “Guarantors”) and secured by substantially all of the assets of the Company and the Guarantors, subject in each case to certain customary exceptions. The terms of the March 2028 Term Loan contain customary affirmative and negative covenants, subject to certain customary exceptions, thresholds, qualifications and “baskets”. Proceeds from the March 2028 Term Loan were used to (i) satisfy and discharge and redeem the Company’s 2027 Senior Notes, (ii) redeem the Company’s December 2022 Convertible Notes that remained outstanding as of March 31, 2021 and pay the cash settlement amount in connection with the conversion of December 2022 Convertible Notes prior to that redemption date, and (iii) for the payment of fees, commissions, premiums, expenses and other transaction costs (including original issue discount or upfront fees) payable in connection with the transactions related thereto. As of June 30, 2022, the outstanding principal amount of the March 2028 Term Loan was $444.4 million.
Interest expense for the March 2028 Term Loan was $5.3 million and $3.0 million for the three months ended June 30, 2022 and 2021 and $9.8 million and $3.2 million for the six months ended June 30, 2022 and 2021, based on an effective interest rate of 4.46%. In March 2021, the Company capitalized debt issuance costs of approximately $6.6 million and initial unamortized discount of $1.5 million related to the March 2028 Term Loan which is a direct deduction from the carrying value of the debt and will be amortized over the life of the March 2028 Term loan in interest and dividends expense in the accompanying condensed consolidated statements of operations. In December 2021, the Company capitalized debt issuance costs of approximately $2.7 million and unamortized discount of $1.5 million related to the additional borrowing of $150 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the March 2028 Term loan in interest and dividends expense in the accompanying condensed consolidated statements of operations.

The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that all US Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative as of June 30, 2023. As the March 2028 Term Loan represents the Company’s only significant exposure to LIBOR as of March 31, 2022, the transition to an alternative Inter-bank Offer Rate is not expected to have a material impact on Company's condensed consolidated financial statements.
Other Notes Payable
During January 2022, the Company borrowed $4.0 million to fund insurance premium payments. This note had an effective interest rate of 2.01% and is due in December 2022, with monthly payment requirements of $0.4 million. As of June 30, 2022, the outstanding balance note was $2.2 million. Interest expense for the three and six months ended June 30, 2022 was insignificant.
On September 30, 2020, the Company borrowed $72.0 million from Purple Protected Asset S-81 ("PPA S-81"), a Luxembourg entity unrelated to Cowen. The Company repaid $60.0 million of the PPA S-81 loan in June 2021. The loan is payable on September 30, 2023, had an initial interest rate of 1.4 times the Secured Overnight Financing Rate ("SOFR") plus 6.07% until December 31, 2020 and 1.4 times the SOFR plus 5.8% until June 30, 2021 and 3.65 times the SOFR plus 4.0% thereafter with quarterly interest payments. The loan obligation, as well as a loan issued by The Military Mutual Ltd (a United Kingdom company unrelated to Cowen) with principal of $28.4 million that was sold by Cowen Re to PPA S-81 at fair value for no gain or loss on September 30, 2020, are fully cash collateralized through a reinsurance policy provided by Cowen Re which is reflected in cash collateral pledged in the condensed consolidated statements of financial condition as of December 31, 2020 (see Notes 4 and 18). The Company capitalized debt issuance costs of approximately $1.7 million which is a direct deduction from the carrying value of the loan and will be amortized over the life of the loan in interest and dividends expense shown in the accompanying condensed consolidated statements of operations. The Company recorded interest expense $0.5 million and $1.0 million for the three months ended June 30, 2022 and 2021 and $1.0 million and $2.1 million for the six months ended June 30, 2022 and 2021, respectively, related to its loan payable to PPA S-81.
During November 2019, the Company borrowed $2.6 million to fund general corporate capital expenditures. This note had an effective interest rate of 6% and is due in November 2024, with monthly payment requirements of $0.1 million. As of June 30, 2022, the outstanding balance on this note was $1.3 million. Interest expense for the three months ended June 30, 2022 and 2021 was insignificant. Interest expense for the six months ended June 30, 2022 and 2021 was $0.1 million, respectively..
Finance Lease Obligations
The Company has entered into various finance leases for computer equipment. These finance lease obligations are included in notes payable and other debt in the accompanying condensed consolidated statements of financial condition.
For the six months ended June 30, 2022 and 2021, quantitative information regarding the Company's finance lease obligations reflected in the accompanying condensed consolidated statements of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	$301	$318	$625	$627
Interest on lease liabilities	16	31	35	65

Weighted average remaining lease term - operating leases (in years)			1.57	2.08
Weighted average discount rate - operating leases			4.62%	4.73%
Letters of Credit
As of June 30, 2022, the Company has the following irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged cash collateral for reinsurance agreements which amounted to $142.1 million, as of June 30, 2022, and $44.1 million, as of December 31, 2021, which are expected to be released periodically as per the terms of the reinsurance policy.
.

Location	Amount	Maturity
	(dollars in thousands)
New York	$212	April 2023
New York	1,325	October 2022
New York	1,227	August 2022
Boston	193	March 2023
San Francisco	455	October 2025
Tel Aviv, Israel	42	January 2025
	$3,454
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2022 and December 31, 2021 there were no amounts due related to these letters of credit.
Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of June 30, 2022:

	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment, Service and Facility Leases
Real Estate and Other Facility Rental	$100,767	$9,768	$46,852	$19,810	$24,337
Service Payments	59,040	16,018	28,473	7,192	7,357
Operating Equipment Leases	1,614	208	758	648	—
Total	161,421	25,994	76,083	27,650	31,694
Debt
Notes Payable	274,561	6,703	101,983	15,500	150,375
Term Loan	560,771	12,768	50,256	49,352	448,395
Finance Lease Obligation	1,169	506	600	63	—
Other Notes Payable	16,516	3,380	13,136	—	—
Total	$853,017	$23,357	$165,975	$64,915	$598,770
Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of June 30, 2022, are as follows:

	Notes Payable	Term Loan	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2022	$6,703	$12,768	$3,380	$506
2023	13,405	25,206	12,593	500
2024	88,578	25,050	543	100
2025	7,750	24,782	—	51
2026	7,750	24,570	—	12
Thereafter	150,375	448,395	—	—
Subtotal	274,561	560,771	16,516	1,169
Less (a)	(100,297)	(127,110)	(1,779)	(39)
Total	$174,264	$433,661	$14,737	$1,130
(a)Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the Company's convertible debt.

Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of June 30, 2022. However, through indemnification provisions in our clearing agreements, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreements, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
The Company consolidates investment funds for which it acts as the managing member/general partner and investment manager. At June 30, 2022, the Company consolidated Ramius Enterprise LP (“Enterprise LP”), an investment fund. At December 31, 2021, the Company consolidated the following investment funds: Enterprise LP and Cowen Private Investments LP ("Cowen Private").
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
ii. Carried Interest—For the private equity and debt fund products the Company offers, the Company is allocated incentive income by the investment funds based on the extent by which the investment funds' performance exceeds predetermined thresholds. Carried interest allocations are generally structured from a legal standpoint as an allocation of capital in the Company’s capital account. The Company accounts for carried interest allocations by applying an equity ownership model. Accordingly, the Company accrues performance allocations quarterly based on the fair value of the underlying investments assuming hypothetical liquidation at book value.
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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. See Note 22 in our accompanying condensed consolidated financial statements for the quarter ended June 30, 2022 for further discussion.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 2q "Recent pronouncements" in our accompanying condensed consolidated financial statements for the six months ended June 30, 2022.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the six months ended June 30, 2022, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our 2021 Form 10-K. For a more detailed discussion concerning our market risk, see Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our 2021 Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of June 30, 2022.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for such period.
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
In accordance with US GAAP, the Company establishes reserves for contingencies when the Company believes that it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. The Company discloses a contingency if there is at least a reasonable possibility that a loss may have been incurred and there is no reserve for the loss because the conditions above are not met. The Company's disclosure would include an estimate of the reasonably possible loss or range of loss for those matters, for which an estimate can be made. Neither a reserve nor disclosure is required for losses that are deemed remote.
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
Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2021 Form 10-K for the fiscal year ended December 31, 2021 and this Form 10-Q. There have been no material changes in our risk factors from those disclosed in Item 1A of our 2021 Form 10-K for the fiscal year ended December 31, 2021 except as noted below.
The consummation of the Merger is subject to a number of conditions, many of which are largely outside of the control of the parties to the Merger Agreement, and, if these conditions are not satisfied or waived on a timely basis, the Merger Agreement may be terminated and the Merger may not be completed.
The obligation of the parties to consummate the Merger is subject to various conditions, including: (i) adoption of the Merger Agreement and approval of the transactions contemplated thereby by a majority of the voting power of the outstanding shares of Class A common stock of the Company; (ii) the receipt of the Requisite Regulatory Approvals (as defined in the Merger Agreement), which include expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act of 1976, approval of the Superintendent of Financial Institutions, approval of the Financial Industry Regulatory Authority and approvals from certain other U.S., Canadian and foreign regulatory authorities (subject to TD not being obligated to close if there is a Materially Burdensome Regulatory Condition (as defined in the Merger Agreement)); and (iii) the absence of any legal restraint or legal prohibition preventing or prohibiting the consummation of the Merger. In addition, each of Company’s and TD’s obligation to consummate the Merger is subject to: (i) the accuracy of the representations and warranties of the other party (subject to customary materiality qualifiers) and (ii) the other party’s performance in all material respects of its covenants and obligations contained in the Merger Agreement. The failure to satisfy all of the required conditions could delay the completion of the Merger by a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause the parties to the Merger Agreement to not realize some or all of the benefits that are expected to be achieved if the Merger is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed within the expected timeframe or at all.

Failure to complete the Merger could adversely affect our stock price and business, results of operations or financial condition.
There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed. If the Merger is not completed within the expected timeframe or at all, our ongoing business could be adversely affected and we will be subject to a variety of risks and possible consequences associated with the failure to complete the Merger, including the following: (i) we will incur certain transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the Merger closes; (ii) under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the closing of the Merger, which may adversely affect our ability to execute certain of our business strategies; (iii) we may lose key employees during the period in which we and TD are pursuing the Merger, which may adversely affect us in the future if we are not able to hire and retain qualified personnel to replace departing employees; and (iv) the proposed Merger, whether or not it closes, will divert the attention of certain of our management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us. If the Merger is not completed, these risks could materially affect our business, results of operations or financial condition and stock price, including to the extent that the current market price of our common stock is positively affected by a market assumption that the Merger will be completed.
While the Merger is pending, we are subject to business uncertainties and certain contractual restrictions that could adversely affect our business, results of operations or financial condition.
In connection with the pending Merger, some of our clients, vendors or other third parties may react unfavorably, including by delaying or deferring decisions concerning their business relationships or transactions with us, which could adversely affect our revenues, earnings, cash flows and expenses, regardless of whether the Merger is completed. In addition, due to certain restrictions in the Merger Agreement on the conduct of business prior to completing the Merger, we may be unable (without TD’s prior written consent), during the pendency of the Merger, to pursue certain strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial and may cause us to forego certain opportunities we might otherwise pursue. In addition, the pendency of the Merger may make it more difficult for us to effectively retain and incentivize key personnel and may cause distractions from our strategy and day-to-day operations for our current employees and management.
The Company will incur substantial transaction fees and Merger-related costs in connection with the Merger that could adversely affect the business and operations of the Company if the Merger is not completed.
The Company expects to incur non-recurring transaction fees, which include legal and advisory fees and substantial Merger-related costs associated with completing the Merger, and which could adversely affect the business operations of the Company if the Merger is not completed.
The termination fee and restrictions on solicitation contained in the Merger Agreement may discourage other companies from trying to acquire the Company.
The Merger Agreement prohibits the Company from initiating, soliciting, knowingly encouraging or knowingly facilitating any competing acquisition proposals, subject to certain limited exceptions. The Merger Agreement also contains certain termination rights, including, but not limited to, the right of the Company to terminate the Merger Agreement to accept a Superior Proposal (as defined in the Merger Agreement), subject to and in accordance with the terms and conditions of the Merger Agreement, and provides that, if the Merger Agreement is terminated under certain circumstances, including by the Company to enter into an alternative acquisition agreement with respect to a Superior Proposal, the Company will be required to pay TD a termination fee of $42,250,000 in cash. The termination fee and restrictions could discourage other companies from trying to acquire the Company even though those other companies might be willing to offer greater value to the Company’s stockholders than TD has offered in the Merger.
Litigation against us, TD or the members of their respective boards, could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.
It is a condition to the Merger that no order, injunction or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint or prohibition enjoining, preventing, prohibiting or otherwise making illegal the consummation of the Merger shall be in effect. It is possible that lawsuits may be filed by our stockholders challenging the Merger. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay the consummation of the Merger in the expected timeframe, or may prevent the Merger from being consummated at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the closing of the Merger and ongoing business activities, which could adversely affect our operations.
Uncertainty about the Merger may adversely affect the relationships between us and our clients, vendors and employees, whether or not the Merger is completed.
In response to the announcement of the Merger, existing or prospective clients, vendors and other third party relationships of ours may delay, defer or cease providing goods or services, delay or defer other decisions concerning us, refuse to extend credit to us, or otherwise seek to change the terms on which they do business with us. Any such delays or changes to terms could materially harm our business.
In addition, as a result of the Merger, current and prospective employees could experience uncertainty about their future with us. These uncertainties may impair our ability to retain, recruit or motivate key management and technical, manufacturing, and other personnel.
If the Merger is not consummated by August 1, 2023, either we or TD may terminate the Merger Agreement, subject to certain exceptions.
Either we or TD may terminate the Merger Agreement if the Merger has not been consummated by August 1, 2023. However, this termination right will not be available to a party to the Merger Agreement if that party failed to comply with its obligations under the Merger Agreement and that failure was the principal cause of the failure to consummate the Merger on or prior to such date. In the event the Merger Agreement is terminated by either party due to the failure of the Merger to close by August 1, 2023 or for any other reason provided under the Merger Agreement, we will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Merger.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
As of June 30, 2022, the Company's Board of Directors has a share repurchase program that, since its inception, has authorized the Company to purchase up to $466.4 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. The specific timing and amount of repurchases will vary depending on various factors, including, among others, market conditions and competing needs for the use of our capital.  We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1. During the three months ended June 30, 2022, the Company repurchased 120,700 shares, at an average price of $27.24 per share, of Cowen Class A common stock through the share repurchase program.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended June 30, 2022. Board approval of repurchases is based on dollar amount. As a result, the Company cannot estimate the number of shares that may yet be purchased.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month 4 (April 1, 2022 – April 30, 2022)
Common stock repurchases(1)	120,700		$27.24	120,700	$28,691,809
Employee transactions(2)	23		26.22	—	—
Other (3)	—		—	—	—
Total	120,723		$27.24	—

Month 5 (May 1, 2022 – May 31, 2022)
Common stock repurchases(1)	—		$—	—	$28,691,809
Employee transactions(2)	164,490		24.02	—	—
Other (3)	—		—
Total	164,490		$24.02	—

Month 6 (June 1, 2022 – June 30, 2022)
Common stock repurchases(1)	—		$—	—	$28,691,809
Employee transactions(2)	12,537		26.06	—	—
Other (3)	—		—	—
Total	12,537	12537	$26.06	—

Total (April 1, 2022 – June 30, 2022)
Common stock repurchases(1)	120,700		$27.24	120,700	$—
Employee transactions(2)	177,050		24.17	—	—
Other (3)	—		—	—	—
Total	297,750		$25.41	120,700
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
2.1
Agreement and Plan of Merger, dated as of August 1, 2022, by and among Cowen Inc., The Toronto-Dominion Bank and Crimson Holdings Acquisition Co. (previously filed as Exhibit 2.1 to the Form 8-K filed August 2, 2022)

3.1	Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 10-Q filed November 25, 2009).
3.2	Third Amended and Restated By-Laws of Cowen Inc. (filed herewith).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.3 to the Form 10-Q filed November 25, 2009).
3.4	Certificate of Designations of the Company for its Series A Cumulative Perpetual Preferred Stock (previously filed as Exhibit 3.1 to Form 8-K filed May 20, 2015).
3.5	Amendment to the Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 8-K filed December 5, 2016).
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 8-K filed on May 16, 2017)
3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 8-K filed June 28, 2022)
10.1
Cowen Inc. 2020 Equity Incentive Plan (as amended and restated May 16, 2022) (Incorporated by reference to Appendix A to the Definitive Proxy Statement of Cowen Inc. on Schedule A for the year ended December 31, 2021, as filed on May 27, 2022)*

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

COWEN INC.
		By:	/s/ JEFFREY M. SOLOMON
		Name:	Jeffrey M. Solomon
		Title:	Chair and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	August 3, 2022	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)