Form 10-Q
period 2022-09-30
COWEN INC.
filed 2022-10-28
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of October 27, 2022, there were 28,014,299 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in "Management's Discussion and Analysis of Financial Condition and Results of Operations") that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as "may," "might," "will," "would," "could," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "possible," "potential," "intend," "seek" or "continue," the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and the risks contained in Item 1A of this periodic report on Form 10-Q for the three and nine months ended September 30, 2022.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three and nine months ended September 30, 2022 and 2021. The Consolidated Financial Statements as of December 31, 2021 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
	As of September 30, 2022	As of December 31, 2021
Assets
Cash and cash equivalents	$909,848	$914,343
Cash collateral pledged	126,097	47,494
Segregated cash	202,197	194,701
Securities owned, at fair value ($1,733,491 and $1,764,853 were pledged to various parties)	2,344,240	2,660,742
Securities purchased under agreements to resell	117,038	—
Receivable on derivative contracts, at fair value	533,302	286,135
Securities borrowed	1,444,431	1,704,603
Other investments ($122,597 and $137,986 at fair value, respectively)	206,496	274,111
Deposits with clearing organizations, brokers and banks	104,140	111,857
Receivable from brokers, dealers and clearing organizations, net of allowance of $600 and $636, respectively	1,801,482	1,614,347
Receivable from customers, net of allowance of $592 and $687, respectively	243,039	159,418
Fees receivable, net of allowance of $5,378 and $886, respectively	113,297	145,809
Insurance and reinsurance assets	186,094	30,073
Due from related parties	22,384	31,449
Fixed assets, net of accumulated depreciation and amortization of $52,237 and $50,017, respectively	25,015	25,976
Operating lease right-of-use assets	83,744	93,655
Goodwill	234,005	234,005
Intangible assets, net of accumulated amortization of $35,143 and $33,219, respectively	34,413	44,167
Deferred tax asset, net	22,130	21,765
Other assets, net of allowance of $1,204 and $0 respectively	61,098	54,755
Consolidated Funds
Cash and cash equivalents	27	296
Other investments	58,967	99,067
Other assets	46	46
Total Assets	$8,873,530	$8,748,814
Liabilities, Temporary Equity and Permanent Equity
Liabilities
Securities sold, not yet purchased, at fair value	$1,034,789	$1,201,448
Securities sold under agreements to repurchase	143,452	63,469
Payable for derivative contracts, at fair value	85,728	60,163
Securities loaned	1,547,579	1,586,572
Payable to brokers, dealers and clearing organizations	661,605	586,553
Payable to customers	2,413,537	2,432,612
Commission management payable	123,713	102,990
Insurance and reinsurance liabilities	387,004	71,269
Compensation payable	281,918	443,580
Operating lease liabilities	87,917	98,883
Notes payable and other debt	621,879	623,371
Fees payable	10,771	16,483
Accounts payable, accrued expenses and other liabilities	150,498	164,819
Consolidated Funds
Due to related parties	—	23
Accounts payable, accrued expenses and other liabilities	171	225
Total Liabilities	$7,550,561	$7,452,460

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)

	As of September 30, 2022	As of December 31, 2021
(continued)
Commitments and Contingencies (Note 22)

Redeemable Series A Convertible Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of September 30, 2022 (aggregate liquidation preference of $120,750) and 10,000,000 shares authorized, 120,750 shares issued and outstanding as of December 31, 2021 (aggregate liquidation preference of $120,750)	$120,750	$120,750

Permanent Equity
Class A common stock, par value $0.01 per share: 62,500,000 shares authorized, 57,996,481 shares issued and 28,014,299 outstanding as of September 30, 2022 and 62,500,000 shares authorized, 55,826,893 shares issued and 27,778,964 outstanding as of December 31, 2021, respectively (including 1,024,054 and 901,374 restricted shares, respectively)	334	334
Class B common stock, par value $0.01 per share: 62,500,000 authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,151,597	1,100,667
Retained earnings	508,189	461,982
Accumulated other comprehensive income (loss)	1	(2)
Less: Class A common stock held in treasury, at cost, 29,982,182 and 28,047,929 shares as of September 30, 2022 and December 31, 2021, respectively	(606,830)	(547,112)
Total Cowen Inc. Stockholders' Equity	1,053,291	1,015,869
Nonredeemable non-controlling interests	148,928	159,735
Total Permanent Equity	$1,202,219	$1,175,604
Total Liabilities, Redeemable Preferred Stock and Permanent Equity	$8,873,530	$8,748,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Investment banking	$154,480	$273,532	$356,191	$803,347
Brokerage	135,516	131,371	458,910	444,168
Investment income (loss)
Securities principal transactions, net	(41,170)	7,291	81,624	111,828
Portfolio fund principal transactions, net	(247)	(11,121)	(15,807)	2,400
Carried interest allocations	9,443	(60,471)	(39,707)	768
Total investment income (loss)	(31,974)	(64,301)	26,110	114,996
Management fees	16,655	15,334	50,141	56,071
Incentive income	—	6	633	2,433
Interest and dividends	147,884	45,978	242,764	167,539
Insurance and reinsurance premiums	10,737	12,586	36,336	31,196
Other revenues, net	376	(1,078)	(7,198)	2,612
Consolidated Funds
Principal transactions, net	(22,886)	(1,194)	(40,098)	(3,850)
Interest and dividends	3	3	7	7
Total revenues	410,791	412,237	1,123,796	1,618,519
Interest and dividends expense	76,270	43,035	176,719	163,749
Total net revenues	334,521	369,202	947,077	1,454,770
Expenses
Employee compensation and benefits	203,878	201,686	542,378	809,068
Brokerage and trade execution costs	38,729	33,600	123,955	118,069
Underwriting expenses	1,899	7,208	3,047	20,275
Professional, advisory and other fees	22,967	22,096	49,022	55,013
Service fees	7,431	6,810	22,041	18,920
Communications	9,205	9,224	27,933	28,201
Occupancy and equipment	10,514	9,700	31,330	29,186
Depreciation and amortization	6,994	4,796	21,176	13,715
Client services and business development	9,814	10,177	27,631	21,361
Insurance and reinsurance claims, commissions and amortization of deferred acquisition costs	13,116	13,172	23,630	24,843
Change in fair value of contingent consideration	1,682	4,244	(12,279)	2,679
Other expenses	9,804	5,574	25,547	15,006
Consolidated Funds
Professional, advisory and other fees	39	50	123	223
Other expenses	31	74	106	296
Total expenses	336,103	328,411	885,640	1,156,855
Other income (loss)
Net gains (losses) on other investments	(1,637)	4,266	7,470	23,641
Bargain purchase gain, net of tax	—	—	—	3,855
Gain/(loss) on debt extinguishment	—	—	—	(4,538)
Total other income (loss)	(1,637)	4,266	7,470	22,958
Income (loss) before income taxes	(3,219)	45,057	68,907	320,873
Income tax expense (benefit)	4,476	12,192	22,273	76,864
Net income (loss)	(7,695)	32,865	46,634	244,009
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(22,046)	(4,938)	(16,896)	13,379
Net income (loss) attributable to Cowen Inc.	14,351	37,803	63,530	230,630
Preferred stock dividends	1,698	1,698	5,094	5,094
Net income (loss) attributable to Cowen Inc. common stockholders	$12,653	$36,105	$58,436	$225,536

Cowen Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(continued)

Weighted average common shares outstanding:
Basic	28,044	28,864	28,107	27,718
Diluted (See Note 21)	32,302	32,724	31,197	33,264
Earnings (loss) per share:
Basic	$0.45	$1.25	$2.08	$8.14
Diluted (See Note 21)	$0.39	$1.10	$1.87	$6.78
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Net income (loss)		$(7,695)		$32,865		$46,634		$244,009
Other comprehensive income (loss), net of tax:
Foreign currency translation	—		—		3		5
Total other comprehensive income (loss), net of tax		—		—		3		5
Comprehensive income (loss)		$(7,695)		$32,865		$46,637		$244,014
Less: Comprehensive income (loss) attributable to non-controlling interests		(22,046)		(4,938)		(16,896)		13,379
Comprehensive income (loss) attributable to Cowen Inc.		$14,351		$37,803		$63,533		$230,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Permanent Equity Shares	(in shares)
Common Shares Outstanding
Beginning balance	27,801,792	28,995,801	27,778,964	26,845,628
Restricted stock awards issued	676,559	327,697	2,111,001	1,879,397
Common stock issuance for partial settlement of contingent liability from prior acquisition	—	—	58,587	56,801
Purchase of treasury stock, at cost	(464,052)	(1,588,848)	(1,934,253)	(3,986,017)
Share settlement of convertible notes (See Note 14)	—	—	—	2,938,841
Ending balance	28,014,299	27,734,650	28,014,299	27,734,650

Series A Convertible Preferred Shares Outstanding
Beginning balance	—	120,750	—	120,750
Ending balance	—	120,750	—	120,750

Permanent Equity	(in dollars)
Total Cowen Inc. Stockholders' Equity (beginning of period)	$1,047,171	$1,097,344	$1,015,869	$969,497
Class A Common stock
Beginning balance	334	334	334	334
Ending balance	334	334	334	334

Series A Convertible Preferred stock
Beginning balance	—	1	—	1
Ending balance	—	1	—	1

Treasury stock
Beginning balance	(591,102)	(438,671)	(547,112)	(346,870)
Purchase of treasury stock, at cost	(15,728)	(57,251)	(59,718)	(149,052)
Ending balance	(606,830)	(495,922)	(606,830)	(495,922)

Additional Paid-in Capital
Beginning balance	1,138,329	1,166,165	1,100,667	1,130,138
Common stock issuance for partial settlement of contingent liability from prior acquisition	—	—	1,881	2,202
Amortization of share based awards	13,268	10,502	49,049	44,327
Ending balance	$1,151,597	$1,176,667	$1,151,597	$1,176,667

Accumulated Other Comprehensive Income (Loss)
Beginning balance	1	(2)	(2)	(7)
Foreign currency translation	—	—	3	5
Ending balance	$1	$(2)	$1	$(2)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in dollars)
Retained Earnings/ (Accumulated deficit)
Beginning balance	$499,609	$369,517	$461,982	$185,901
Net income (loss) attributable to Cowen Inc.	14,351	37,803	63,530	230,630
Preferred stock dividends (See Note 13)	(1,698)	(1,698)	(5,094)	(5,094)
Cash dividends to common stockholders (See Note 14)	(4,073)	(3,573)	(12,229)	(9,388)
Ending balance	508,189	402,049	508,189	402,049
Total Cowen Inc. Stockholders' Equity (end of period)	1,053,291	1,083,127	1,053,291	1,083,127

Nonredeemable Non-controlling Interests
Beginning balance	$172,809	$166,499	$159,735	$199,624
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(22,046)	(4,938)	(16,896)	13,379
Capital contributions	237	2,539	15,114	49,377
Capital distributions	(2,072)	(3,150)	(9,025)	(26,617)
Deconsolidation of entity	—	—	—	(74,813)
Ending balance	148,928	160,950	148,928	160,950
Total Permanent Equity	$1,202,219	$1,244,077	$1,202,219	$1,244,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$46,634	$244,009
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Bargain purchase gain, net of tax	—	(3,855)
Depreciation and amortization	21,176	13,715
Amortization of debt issuance costs	1,845	2,042
Amortization of debt discount (premium)	230	6,695
Noncash lease expense	(1,055)	(989)
(Gain) / loss on extinguishment of debt	—	3,890
Share-based awards	49,155	44,327
Change in deferred taxes	(365)	3,367
Net loss (gain) on disposal of fixed assets	101	—
Contingent liability adjustment	—	(614)
Purchases of securities owned, at fair value	(833,466)	(799,398)
Proceeds from sales of securities owned, at fair value	736,819	677,573
Proceeds from sales of securities sold, not yet purchased, at fair value	3,779,766	183,724
Payments to cover securities sold, not yet purchased, at fair value	(3,418,730)	(179,576)
Proceeds from sales of other investments	26,420	23,252
Investment income (loss) principal transactions, net	(82,876)	(67,855)
Consolidated Funds
Purchases of securities owned, at fair value	—	(4,000)
Proceeds from sales of securities owned, at fair value	—	11,956
Proceeds from other investments	—	14,130
Investment income (loss) principal transactions, net	40,100	3,645
(Increase) decrease in operating assets:
Securities owned, at fair value, held at broker-dealer	388,332	(1,781,200)
Receivable on derivative contracts, at fair value	(247,167)	(160,939)
Securities borrowed	260,172	(260,869)
Deposits with clearing organizations, brokers and banks	7,717	28,154
Receivable from brokers, dealers and clearing organizations	(187,135)	(345,529)
Receivable from customers, net of allowance	(83,622)	(120,492)
Fees receivable, net of allowance	32,512	5,122
Insurance and reinsurance assets	(44,591)	(25,397)
Due from related parties	9,065	(9,093)
Other assets	(6,246)	(2,259)
Consolidated Funds
Receivable on derivative contracts, at fair value	—	(2,917)
Other assets	—	13
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	(380,884)	620,715
Securities sold under agreement to repurchase	79,983	48,803
Payable for derivative contracts, at fair value	25,565	(29,288)
Securities loaned	(38,993)	876,042
Payable to brokers, dealers and clearing organizations	75,052	252,666
Payable to customers	(19,075)	1,052,102
Commission management payable	20,723	765
Insurance and reinsurance liabilities	18,309	16,108
Compensation payable	(190,302)	159,071
Fees payable	(5,712)	(13,964)
Accounts payable, accrued expenses and other liabilities	(4,876)	(10,986)
Consolidated Funds
Due to related parties	(23)	(3)
Accounts payable, accrued expenses and other liabilities	(54)	(397)
Net cash provided by / (used in) operating activities	74,504	472,266

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Nine Months Ended September 30,
	2022	2021
Cash flows from investing activities:
Securities purchased under agreement to resell	(117,038)	191
Purchases of other investments	(20,683)	(85,271)
Purchase of business and/or asset acquisition	187,613	2,109
Cash at deconsolidated entity	—	(5,620)
Proceeds from sales of other investments	22,761	87,525
Purchase of fixed assets and intangibles	(10,562)	(7,357)
Net cash provided by / (used in) investing activities	62,091	(8,423)
Cash flows from financing activities:
Repayments on convertible debt	—	(88,119)
Deferred debt issuance cost	(72)	(6,642)
Borrowings on notes and other debt	4,019	301,786
Repayments on notes and other debt	(7,514)	(203,919)
Purchase of treasury stock	(31,078)	(122,945)
Cash dividends paid	(11,429)	(8,205)
Preferred stock dividends paid	(5,094)	(5,094)
Contingent liability payment	(10,076)	(10,698)
Capital contributions by non-controlling interests in operating entities	15,009	30,361
Capital distributions to non-controlling interests in operating entities	(9,025)	(6,456)
Consolidated Funds
Capital contributions by non-controlling interests in Consolidated Funds	—	19,017
Capital distributions to non-controlling interests in Consolidated Funds	—	(20,161)
Net cash provided by / (used in) financing activities	(55,260)	(121,075)
Change in cash and cash equivalents	81,335	342,768
Cash and cash equivalents, including cash collateral pledged and segregated cash, beginning of period	1,156,834	941,470
Cash and equivalents at end of period:
Cash and cash equivalents	909,848	1,057,123
Cash collateral pledged	126,097	48,996
Segregated cash	202,197	177,693
Cash and cash equivalents, Consolidated Funds	27	426
Cash and cash equivalents, including cash collateral pledged and segregated cash, end of period	$1,238,169	$1,284,238
Supplemental information
Cash paid during the year for interest	$137,105	$162,468
Cash paid during the year for taxes	$34,351	$88,094
Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (See Note 14)	$28,640	$26,078
Preferred stock dividends declared (See Note 14)	$5,094	$5,094
Cash dividends declared (See Note 14)	$12,229	$9,388
Net assets (liabilities) acquired upon acquisition (net of cash)	$(187,613)	$3,107
Net decrease in non-controlling interests in Consolidated Fund due to deconsolidation of Consolidated Fund (See Note 2)	$—	$74,813
Common stock issuance in relation to acquisitions	$1,881	$2,202
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
On August 2, 2022, the Company, The Toronto-Dominion Bank, a Canadian chartered bank (“TD”), and Crimson Holdings Acquisition Co., a Delaware corporation and an indirect wholly owned subsidiary of TD (“Merger Sub”), entered into an Agreement and Plan of Merger pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of TD.
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
Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. As of September 30, 2022 and December 31, 2021, the total assets of the consolidated VIEs were $284.3 million and $304.1 million, respectively, and total liabilities of the consolidated VIEs were $2.4 million and $9.8 million, respectively.
The Company consolidates investment funds for which it acts as the managing member/general partner and investment manager. At September 30, 2022, the Company consolidated Ramius Enterprise LP (“Enterprise LP”), an investment fund. At December 31, 2021, the Company consolidated the following investment funds: Enterprise LP and Cowen Private Investments LP ("Cowen Private").
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
In August 2018, the FASB issued guidance prescribing targeted improvements to financial services – insurance industry accounting guidance for long-duration contracts. The new guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of deferred acquisition costs for virtually all long-duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. For all entities, the guidance is effective for reporting periods beginning after December 15, 2022 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact of adopting the new guidance and has determined that the impact is not expected to be material to the condensed consolidated financial statements.
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
As of the Malta Acquisition Date, the estimated fair value of the Company's intangible assets, which are primarily broker relationships, was $4.6 million and had a weighted average useful life of 10 years. The licenses of $0.2 million has indefinite life. Amortization expense for the three months ended September 30, 2022 and 2021 was $0.1 million, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021 was $0.3 million, respectively.
As of September 30, 2022, the estimated amortization expense related to these intangible assets in future periods is as follows:

(dollars in thousands)
2022	$114
2023	458
2024	458
2025	458
2026	458
Thereafter	2,124
$4,070
In addition to the purchase price consideration, for the nine months ended September 30, 2021, the Company had incurred acquisition-related expenses of $0.2 million, including financial advisory, legal and valuation services, which are included in professional, advisory and other fees in the accompanying condensed consolidated statements of operations.
4. Cash Collateral Pledged
As of September 30, 2022 and December 31, 2021, the Company pledged cash collateral in the amount of $2.2 million and $3.4 million respectively, which relates to letters of credit issued to the landlords of the Company's premises in various locations. The Company also has pledged cash collateral for reinsurance agreements which amounted to $123.9 million (of which $24.0 million was in the form of letters of credit), as of September 30, 2022, and $44.1 million, as of December 31, 2021, which are expected to be released periodically as per the terms of the reinsurance policy (see Notes 12 and 18).
As of September 30, 2022, the Company has the following irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
New York	$212	April 2023
New York	1,325	October 2022
Boston	193	March 2023
San Francisco	456	October 2025
	$2,186
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2022 and December 31, 2021 there were no amounts due related to these letters of credit.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
5. Segregated Cash
As of September 30, 2022 and December 31, 2021, cash segregated under federal regulations and other restricted deposits of $202.2 million and $194.7 million, respectively, consisted of cash deposited in Special Reserve Bank Accounts for the exclusive benefit of customers under SEC Rule 15c3-3 and cash deposited in Special Reserve Bank Accounts for the exclusive benefit of Proprietary Accounts of Broker-Dealers ("PAB") under SEC Rule 15c3-3 (see Note 24).
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
As of September 30, 2022 and December 31, 2021, securities owned, at fair value consisted of the following:

	As of September 30, 2022	As of December 31, 2021
	(dollars in thousands)
Common stock	$1,682,449	$2,428,820
Preferred stock	182,816	134,930
Warrants and rights	59,328	46,459
Government bonds	27,591	16,002
Corporate bonds	358,231	21,468
Convertible bonds	12,137	5,250
Term loan (*)	9,701	4,121
Trade claims (*)	2,679	2,988
Private investments	9,308	704
	$2,344,240	$2,660,742
(*)The Company has elected the fair value option for securities owned, at fair value with a fair value of $8.2 million and $7.1 million as of September 30, 2022 and December 31, 2021, respectively.
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
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of September 30, 2022		As of December 31, 2021
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$21,237	$1,040	$—	$—
Currency forwards	$6,222	128	$10,727	80
Equity swaps	$1,795,575	620,597	$1,950,181	305,370
Options (a)	174,344	89,922	217,393	61,219
Interest rate swap (c)	$—	—	$285,000	1,208
Netting - swaps (b)		(178,385)		(81,742)
		$533,302		$286,135

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Payable for derivative contracts	As of September 30, 2022		As of December 31, 2021
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$—	$—	$9,378	$266
Currency forwards	$200,747	3,380	$149,575	1,346
Equity swaps	$1,470,118	162,323	$988,329	114,689
Interest rate swaps (c)	$400,000	349	$—	—
Options (a)	166,011	20,803	182,440	36,192
Netting - swap (b)		(101,127)		(92,330)
		$85,728		$60,163
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
(c) Interest rate swap offsetting the Company's floating rate debt on the Company's term loan. See Note 12
The following tables present the gross and net derivative positions and the related offsetting amount, as of September 30, 2022 and December 31, 2021. This table does not include the impact of over-collateralization.

		Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition
	Gross amounts recognized			Financial instruments (a)	Cash Collateral pledged (a)	Net amounts
	(dollars in thousands)
As of September 30, 2022
Receivable on derivative contracts, at fair value	$711,687	$178,385	$533,302	$5,866	$409,684	$117,752
Payable for derivative contracts, at fair value	186,855	101,127	85,728	12,501	—	73,227

As of December 31, 2021
Receivable on derivative contracts, at fair value	$367,877	$81,742	$286,135	$1,421	$211,442	$73,272
Payable for derivative contracts, at fair value	152,493	92,330	60,163	2,839	—	57,324
(a)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
The realized and unrealized gains/(losses) related to derivatives trading activities were $(314.4) million and $146.3 million for the three months ended September 30, 2022 and 2021 and $48.7 million and $126.7 million for the nine months ended September 30, 2022 and 2021, respectively, and are included in Investment income- Securities principal transactions, net in the accompanying condensed consolidated statements of operations. The net gains (losses) on derivative contracts in the table above are one of a number of activities comprising the Company's business activities and are calculated before consideration of economic hedging transactions, which generally offset the net gains (losses) included above.
Pursuant to the various derivatives transactions discussed above, except for exchange traded derivatives and certain options, the Company is required to post/receive collateral. These amounts are recognized in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations respectively. As of September 30, 2022 and December 31, 2021, all derivative contracts were with major financial institutions.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Other investments
As of September 30, 2022 and December 31, 2021, other investments included the following:

	As of September 30, 2022	As of December 31, 2021
	(dollars in thousands)
Portfolio funds, at fair value (1)	$122,597	$137,986
Carried interest (2)	56,382	88,925
Equity method investments (3)	27,517	47,200
	$206,496	$274,111
(1) Portfolio funds, at fair value
The portfolio funds, at fair value as of September 30, 2022 and December 31, 2021, included the following:

	As of September 30, 2022	As of December 31, 2021
	(dollars in thousands)
HealthCare Royalty Partners LP (a)(*)	$656	$832
HealthCare Royalty Partners II LP (a)(*)	1,255	1,259
Eclipse Ventures Fund I, L.P. (b)	5,813	5,829
Eclipse Ventures Fund II, L.P. (b)	2,494	2,354
Eclipse Continuity Fund I, L.P. (b)	1,633	1,641
Starboard Value and Opportunity Fund LP (c)(*)	41,714	49,252
Starboard Value and Opportunity Fund Ltd (c) (*)	2,311	2,732
Lagunita Biosciences, LLC (d)	1,948	5,671
Starboard Leaders Fund LP (e)(*)	2,723	2,823
Formation8 Partners Fund I, L.P. (f)	17,242	20,992
BDC Fund I Coinvest 1, L.P. (g)	1,250	1,250
Difesa Partners, LP (h)	921	1,017
Cowen Sustainable Investments I LP (i)(*)	13,770	13,102
Cowen Healthcare Investments II LP (i) (*)	10,922	13,055
Cowen Healthcare Investments III LP (i)(*)	7,881	8,426
Cowen Healthcare Investments IV LP (i)(*)	3,098	1,071
Eclipse SPV I, LP (j)(*)	1,445	1,445
TriArtisan ES Partners LLC (k)(*)	2,003	1,805
TriArtisan PFC Partners LLC (l)(*)	1,091	1,112
Ramius Merger Fund LLC (m)(*)	1,483	1,692
Other private investment (n)(*)	681	303
Other affiliated funds (o)(*)	263	323
	$122,597	$137,986
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The carried interest as of September 30, 2022 and December 31, 2021, included the following:

	As of September 30, 2022	As of December 31, 2021
	(dollars in thousands)
Cowen Healthcare Investments II LP	$17,322	$23,327
Cowen Healthcare Investments III LP	17,060	18,523
Cowen Sustainable Investments I LP	13	7,436
Cowen Sustainable Investments Offshore I LP	—	9,196
CSI I Prodigy Co-Investment LP	1,400	2,436
CSI PRTA Co- Investment LP	5,305	9,535
TriArtisan TGIF Partners LLC	4,255	4,047
TriArtisan ES Partners LLC	4,162	3,401
TriArtisan PFC Partners LLC	6,385	9,394
TriArtisan SBE Partners LLC	360	—
Ramius Multi-Strategy Fund LP	—	587
Ramius Merger Fund LLC	1	861
RCG IO Renergys Sarl	119	136
Other affiliated funds	—	46
	$56,382	$88,925
(3) Equity method investments
Equity method investments include investments held by the Company in several operating companies. The operating agreement that governs the management of day-to-day operations and affairs of these entities stipulates that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these entities requires the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current Accounting Standards and the Company accounts for these investments under the equity method of accounting. Included in equity method investments are the investments in (a) HealthCare Royalty Partners General Partners (b) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day-to-day management (including portfolio management) of several activist investment funds and related managed accounts and (c) operating companies whose operations primarily include the day-to-day management of real estate entities. The Company recorded no impairment charges in relation to its equity method investments for the three and nine months ended September 30, 2022 and 2021.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes equity method investments held by the Company:

	As of September 30, 2022	As of December 31, 2021
	(dollars in thousands)
Starboard Value LP	$19,845	$36,889
HealthCare Royalty GP III, LLC	1,640	1,957
HCR Canary Fund GP, LLC	258	458
HealthCare Royalty GP IV, LLC	1,837	1,716
RCG Longview Debt Fund IV Management, LLC	331	331
HCR Overflow Fund GP, LLC	589	839
HCRP MGS Account Management, LLC	376	598
HCR Stafford Fund GP, LLC	1,106	2,955
HCR Potomac Fund, L.P.	1,014	925
Other	521	532
	$27,517	$47,200
The Company's income (loss) from equity method investments was $(1.6) million and $4.3 million for the three months ended September 30, 2022 and 2021 and $7.5 million and $23.6 million and for the nine months ended September 30, 2022 and 2021, respectively, and is included in net gains (losses) on other investments on the accompanying condensed consolidated statements of operations.
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying condensed consolidated statements of financial condition. As of September 30, 2022 and December 31, 2021, securities sold, not yet purchased, at fair value consisted of the following:

	As of September 30, 2022	As of December 31, 2021
	(dollars in thousands)
Common stock	$997,913	$1,192,396
Corporate bonds	17,970	37
Preferred stock	18,869	9,009
Warrants and rights	37	6
	$1,034,789	$1,201,448
Securities purchased under agreements to resell/securities sold under agreements to repurchase and securities lending and borrowing transactions
The following tables present the contractual gross and net securities borrowing and lending agreements and securities sold under agreements to repurchase and the related offsetting amount as of September 30, 2022 and December 31, 2021.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

				Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
	Gross amounts recognized, net of allowance	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Additional Amounts Available	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of September 30, 2022
Securities borrowed	$1,444,431	$—	$1,444,431	$—	$1,366,547	$—	$77,884
Securities loaned	1,547,579	—	1,547,579	—	1,547,579	—	—
Securities purchased under agreements to resell	117,038	—	117,038	—	115,421	—	1,617
Securities sold under agreements to repurchase	143,452	—	143,452	—	137,161	—	6,291

As of December 31, 2021
Securities borrowed	1,704,603	—	1,704,603	—	1,652,007	—	52,596
Securities loaned	1,586,572	—	1,586,572	—	1,586,572	—	—
Securities sold under agreements to repurchase	$63,469	$—	$63,469	$—	$63,469	$—	$—
(a)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(b)Includes the amount of cash collateral held/posted.
The following tables present gross obligations for securities loaned and securities sold under agreements to repurchase by remaining contractual maturity and class of collateral pledged as of September 30, 2022 and December 31, 2021:

	Open and Overnight	Up to 30 days	31 - 90 days	Greater than 90 days	Total
	(dollars in thousands)
As of September 30, 2022
Securities loaned
Common stock	$1,253,379	$—	$—	$—	$1,253,379
Corporate bonds	294,200	—	—	—	294,200
Securities purchased under agreements to resell
U.S. Treasury securities	1,789	—	—	—	1,789
Corporate bonds	115,249	—	—	—	115,249
Securities sold under agreements to repurchase
Corporate bonds	143,452	—	—	—	143,452
As of December 31, 2021
Securities loaned
Common stock	1,570,835	—	—	—	1,570,835
Corporate bonds	15,737	—	—	—	15,737
Securities sold under agreements to repurchase
Common stock	$—	$20,906	$42,563	$—	$63,469
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $7.6 billion and $489.6 million as of September 30, 2022 and $9.7 billion and $744.5 million as of December 31, 2021, respectively. The carrying value of the Company's exposure to loss for these variable interest entities as of September 30, 2022 was $137.1 million, and as of December 31, 2021 was $165.5 million, all of which is included in other investments, at fair value in the accompanying condensed consolidated statements of financial

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
condition. Additionally, the Company's maximum exposure to loss for the variable interest entities noted above as of September 30, 2022 and December 31, 2021, was $203.3 million and $233.6 million, respectively.  The maximum exposure to loss often differs from the carrying value of exposure to loss of the variable interests. The maximum exposure to loss is dependent on the nature of the variable interests in the VIEs and is limited to the notional amounts of certain commitments and guarantees.
b.    Consolidated Funds
Other investments, at fair value
Investments in portfolio funds, at fair value
As of September 30, 2022 and December 31, 2021, investments in portfolio funds, at fair value, included the following:

	As of September 30, 2022	As of December 31, 2021
	(dollars in thousands)
Investments of Enterprise LP	$58,967	$99,067
	$58,967	$99,067
Consolidated portfolio fund investments of Enterprise LP
On May 12, 2010, the Company announced its intention to close its master fund, Ramius Enterprise Master Fund Ltd ("Enterprise Master"). Enterprise LP operated under a "master-feeder" structure up until January 1, 2019, when Enterprise Master distributed its capital to each feeder and was liquidated. As of September 30, 2022 and December 31, 2021, the consolidated investments in portfolio funds include Enterprise LP's investment in RCG Special Opportunities Fund, Ltd which is a portfolio fund that invests in a limited number of private equity investments directly as well as through affiliated portfolio funds.
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly held by the Company, indirectly through the Company's consolidated entities or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of September 30, 2022 and December 31, 2021, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There were two indirect concentrations that exceeded 5% of the Company's equity as of September 30, 2022 and one that exceeded 5% of the Company's equity at December 31, 2021.
Through its investments in a Consolidated Fund and combined with direct Company investments, the Company maintained exposure to Linkem S.p.A which accounted for 5% or more of the Company's equity as of both December 31, 2021 and September 30, 2022. As of September 30, 2022, through its investments in a consolidated special purpose vehicle, the Company maintained exposure to Polysign, Inc which accounted for 5% or more of the Company's equity.

	Investment's percentage of the Company's stockholders' equity
	Issuer	Security Type	Country	Industry	Percentage of Stockholders' Equity	Market Value
						(dollars in thousands)
As of September 30, 2022	Linkem S.p.A.	Equity, warrants, and shareholder loan	Italy	Wireless Broadband	5.28%	$55,585
As of September 30, 2022	Polysign, Inc	Preferred - Series B and C	United States of America	Financial Technology	5.43%	$57,165
As of December 31, 2021	Linkem S.p.A.	Equity and warrants	Italy	Wireless Broadband	8.22%	$83,537

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
7. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of September 30, 2022 and December 31, 2021:

	Assets at Fair Value as of September 30, 2022
	Level 1	Level 2	Level 3	Netting (c)	Total
		(dollars in thousands)
Operating Entities
Securities owned, at fair value
Government bonds	$27,591	$—	$—	$—	$27,591
Preferred stock	34	17,997	164,785	—	182,816
Common stock	1,640,114	1,528	40,807	—	1,682,449
Convertible bonds	—	—	12,137	—	12,137
Corporate bonds	—	354,309	3,922	—	358,231
Trade claims	—	—	2,679	—	2,679
Term loan	—	5,517	4,184	—	9,701
Warrants and rights	34,678	—	24,650	—	59,328
Private investments	—	810	8,498	—	9,308
Receivable on derivative contracts, at fair value
Futures	1,040	—	—		1,040
Currency forwards	—	128	—	—	128
Equity swaps	—	620,597	—	(178,385)	442,212
Options	89,401	322	199	—	89,922
	$1,792,858	$1,001,208	$261,861	$(178,385)	$2,877,542
Portfolio funds measured at net asset value (a)					122,597
Consolidated Funds' portfolio funds measured at net asset value (a)					58,967
Carried interest (a)					56,382
Equity method investments (a)					27,517
Total investments					$3,143,005

	Liabilities at Fair Value as of September 30, 2022
	Level 1	Level 2	Level 3	Netting (c)	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased, at fair value
Common stock	$953,547	$44,366	$—	$—	$997,913
Corporate bonds	—	17,970	—	—	17,970
Preferred stock	7	18,862	—	—	18,869
Warrants and rights	37	—	—	—	37
Payable for derivative contracts, at fair value
Currency forwards	—	3,380	—	—	3,380
Equity swaps	—	162,323	—	(101,127)	61,196
Interest rate swaps	—	349	—	—	349
Options	19,440	—	1,363	—	20,803
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	39,929	—	39,929
	$973,031	$247,250	$41,292	$(101,127)	$1,160,446
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

	Assets at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Netting (c)	Total
		(dollars in thousands)
Operating Entities
Securities owned, at fair value
Government bonds	$16,002	$—	$—	$—	$16,002
Preferred stock	12,299	—	122,631	—	134,930
Common stock	2,396,041	121	32,658	—	2,428,820
Convertible bonds	—	—	5,250	—	5,250
Corporate bonds	—	19,049	2,419	—	21,468
Trade claims	—	—	2,988	—	2,988
Term loan	—	4,121	—	—	4,121
Private investments	—	—	704	—	704
Warrants and rights	31,056	—	15,403	—	46,459
Receivable on derivative contracts, at fair value
Currency forwards	—	80	—	—	80
Equity swaps	—	305,370	—	(81,742)	223,628
Options	60,985	—	234	—	61,219
Interest rate swap	—	1,208	—	—	1,208
	$2,516,383	$329,949	$182,287	$(81,742)	$2,946,877
Portfolio funds measured at net asset value (a)					137,986
Consolidated Funds' portfolio funds measured at net asset value (a)					99,067
Carried interest (a)					88,925
Equity method investments (a)					47,200
Total investments					$3,320,055

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Netting (c)	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased, at fair value
Common stock	$1,192,396	$—	$—	$—	$1,192,396
Corporate bonds	—	37	—	—	37
Preferred stock	9,009	—	—	—	9,009
Warrants and rights	6	—	—	—	6
Payable for derivative contracts, at fair value
Futures	266	—	—	—	266
Currency forwards	—	1,346	—	—	1,346
Equity swaps	—	114,689	—	(92,330)	22,359
Options	32,773	—	3,419	—	36,192
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	62,223	—	62,223
	$1,234,450	$116,072	$65,642	$(92,330)	$1,323,834
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
The following table includes a roll forward of the amounts for the three and nine months ended September 30, 2022 and 2021 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2022
	Balance at June 30, 2022	Transfers in		Transfers out	Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2022	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$177,976	$—		$—	$436	$(237)	$(13,390)	$164,785	$(13,390)
Common stock	42,262	893	(c)	—	2	—	(2,350)	40,807	(2,340)
Convertible bonds	11,886	—		—	237	—	14	12,137	14
Corporate bonds	4,062	—		—	—	(381)	241	3,922	212
Options, asset	215	—		—	—	—	(16)	199	(16)
Options, liability	2,256	—		—	—	—	(893)	1,363	(893)
Term Loan	4,474	—		—	—	—	(290)	4,184	(290)
Warrants and rights	35,284	—		—	206	(1,192)	(9,648)	24,650	(7,811)
Trade claims	2,513	—		—	778	—	(612)	2,679	(552)
Private investments	3,600	—		—	5,029	—	(131)	8,498	(131)
Contingent consideration liability	38,247	—		—	—		1,682	39,929	1,682

	Three Months Ended September 30, 2021
	Balance at June 30, 2021	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2021	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$105,470	$—	$(1,531)	(a)	$5,880	$(1,000)	$(2,571)	$106,248	$(2,771)
Common stock	41,600	—	(4)	(a)	5,500	(2,928)	(2,818)	41,350	2,289
Convertible bonds	9,712	—	—		2,000	(4,025)	(324)	7,363	(1,174)
Corporate bonds	107	—	—		—	—	(24)	83	(2)
Options, asset	244	—	—		—	—	(6)	238	(6)
Options, liability	3,619	—	—		—	—	(285)	3,334	(285)
Term Loan	12,563	—	—		315	—	(300)	12,578	(300)
Warrants and rights	11,631	—	—		3,519	—	(2,094)	13,056	(147)
Trade claims	4,235	—	—		2	(612)	45	3,670	—
Private investments	1,413	—	—		14	(817)	188	798	(6)
Contingent consideration liability	24,810	—	—		—	—	4,243	29,053	4,243

	Nine Months Ended September 30, 2022
	Balance at December 31, 2021	Transfers in		Transfers out	Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2022	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$122,631	$—		$—	$20,600	$(1,337)	$22,891	$164,785	$22,890
Common stock	32,658	893	(c)	—	6,034	(46)	1,268	40,807	1,270
Convertible bonds	5,250	—		—	6,873	—	14	12,137	14
Corporate bond	2,419	1,082	(c)	—	560	(390)	251	3,922	222
Options, asset	234	—		—	—	—	(35)	199	(35)
Options, liability	3,419	—		—	—	—	(2,056)	1,363	(2,056)
Term loan	—	—		—	4,452	—	(268)	4,184	(268)
Warrants and rights	15,403	—		—	1,274	(1,276)	9,249	24,650	12,060
Trade claims	2,988	—		—	899	(647)	(561)	2,679	(916)
Private investments	704	—		—	8,311	(275)	(242)	8,498	(266)
Contingent consideration liability	62,223	—		—	—	(29,168)	6,874	39,929	6,874

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2021
	Balance at December 31, 2020	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2021	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$59,967	$—		$(1,531)	(a)	$54,539	$(5,651)	$(1,076)	$106,248	$(2,107)
Common stock	23,786	3,409	(b)	(5,358)	(a)	14,972	(9,401)	13,942	41,350	13,680
Convertible bonds	6,040	—		—		7,827	(10,955)	4,451	7,363	3,771
Corporate Bond, asset	135	—		—		82	(103)	(31)	83	(31)
Options, asset	251	—		—		—	—	(13)	238	(13)
Options, liability	3,915	—		—		—	—	(581)	3,334	(581)
Warrants and rights	6,548	2,928	(b)	—		6,925	(1,610)	(1,735)	13,056	(452)
Term Loan	12,623	—		—		638	—	(683)	12,578	(683)
Trade claim	8,713	—		(1,278)	(c)	2,193	(4,916)	(1,042)	3,670	(2,108)
Private investments	642	543	(c)	—		457	(1,238)	394	798	201
Corporate bond, liability	704	—		—		—	(399)	(305)	—	—
Government bonds, liability	1,500	—		—		—	(1,569)	69	—	—
Contingent consideration liability	37,952	—		—		—	(11,312)	2,413	29,053	2,413
Consolidated Funds
Common stock	2,951	(4,000)	(b)	—		—	—	1,049	—	—
Warrants and rights	5,806	—		—		—	(4,447)	(1,359)	—	—
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
The following table includes quantitative information as of September 30, 2022 and December 31, 2021 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value September 30, 2022	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$157,026	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	6.5% - 42.5% 3.5x - 9.5x	28% 7.5x
Options	199	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	6.5% - 8.5% 7x - 8x	7.5% 7.5x
Trade claims	1,876	Discounted cash flows	Discount rate	54%	54%
Warrants and rights	9,183	Discounted cash flows Guideline companies Option pricing model	Discount rate EBITDA Market Multiples Volatility	6.5% - 8.5% 7x - 8x 47% - 188%	7.5% 7.5x 117%
Corporate, convertible bonds and term loan	4,185	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	6.5% - 8.5% 7x - 8x	7.5% 7.5x
Other level 3 assets (a)	89,392
Total level 3 assets	$261,861
Level 3 Liabilities
Options	1,363	Option pricing model	Discount rate Volatility	4.4% 35%	4.4% 35%
Contingent consideration liability	39,929	Discounted cash flows Monte Carlo simulation	Discount rate Volatility	10% - 18% 20% - 22%	14% 21%
Total level 3 liabilities	$41,292

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2021	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$76,491	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	12.5% - 20% 6.25x - 6.75x	13% 6.5x
Trade claims	2,376	Discounted cash flows	Discount rate	40%	40%
Warrants and rights	4,483	Discounted cash flows Guideline companies Option pricing model	Discount rate EBITDA Market Multiples Volatility	12.5% - 13.5% 6.25x - 6.75x 90% - 100%	13% 6.5x 95%
Options	234	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	12.5% - 13.5% 6.25x - 6.75x	13% 6.5x
Other level 3 assets (a)	98,703
Total level 3 assets	$182,287
Level 3 Liabilities

Options	3,419	Option pricing model	Volatility	35%	35%
Contingent consideration liability	62,223	Discounted cash flows Monte Carlo simulation	Discount rate Volatility	7% - 15% 20% - 24%	12% 22%
Total level 3 liabilities	$65,642
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Other financial assets and liabilities
The following table presents the carrying values and fair values, at September 30, 2022 and December 31, 2021, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value (see Note 2e).

	September 30, 2022				December 31, 2021				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$909,848		$909,848		$914,343		$914,343		Level 1
Cash collateral pledged	126,097		126,097		47,494		47,494		Level 2
Segregated cash	202,197		202,197		194,701		194,701		Level 1
Securities purchased under agreements to resell	117,038		117,038		—		—		Level 2
Securities borrowed	1,444,431		1,444,431		1,704,603		1,704,603		Level 2
Loans receivable	5,210		5,210	(b)	4,858		4,858	(b)	Level 3
Consolidated Funds
Cash and cash equivalents	27		27		296		296		Level 1
Financial Liabilities
Securities sold under agreements to repurchase	143,452		143,452		63,469		63,469		Level 2
Securities loaned	1,547,579		1,547,579		1,586,572		1,586,572		Level 2
Notes payable and other debt	621,879	(c)	639,919	(a)	623,371	(c)	655,229	(a)	Level 2
(a)Notes payable and other debt are based on the last broker quote available.
(b)The fair market value of level 3 loans is calculated using discounted cash flows where applicable.
(c)The carrying amount of the notes payable and other debt includes an unamortized discount and unamortized premium of $2.5 million and $0.2 million as of September 30, 2022, respectively, and unamortized discount and unamortized premium of $2.8 million and $0.3 million as of December 31, 2021, respectively.
8. Deposits with Clearing Organizations, Brokers and Banks
Under the terms of agreements between the Company and some of its clearing organizations, brokers and banks, balances owed are collateralized by certain of the Company's cash and securities balances. As of September 30, 2022 and December 31,

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
2021, the Company had a total of $104.1 million and $111.9 million, respectively, in deposit accounts with clearing organizations, brokers and banks that could be used as collateral to offset losses incurred by the clearing organizations, brokers and banks, on behalf of the Company's activities, if such losses were to occur.
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
As of September 30, 2022 and December 31, 2021, amounts receivable from brokers, dealers and clearing organizations include:

	As of September 30, 2022	As of December 31, 2021
	(dollars in thousands)
Broker-dealers	$1,697,866	$1,533,713
Securities failed to deliver	56,840	17,851
Clearing organizations	40,418	56,075
Securities borrowed/loaned interest receivable	6,358	6,708
	$1,801,482	$1,614,347
As of September 30, 2022 and December 31, 2021, amounts payable to brokers, dealers and clearing organizations include:

	As of September 30, 2022	As of December 31, 2021
	(dollars in thousands)
Broker-dealers	$556,590	$483,112
Securities failed to receive	38,371	57,894
Clearing organizations	58,147	37,925
Securities borrowed/loaned interest payable	8,497	7,622
	$661,605	$586,553
10. Receivable From and Payable To Customers
As of September 30, 2022 and December 31, 2021, receivable from customers of $243.0 million and $159.4 million, respectively, consist of amounts owed by customers relating to securities transactions not completed on settlement date and receivables arising from prepaid research.
As of September 30, 2022 and December 31, 2021, payable to customers of $2.4 billion and $2.4 billion, respectively, include amounts due on cash and margin transactions to the Company's clients, some of which have their assets held by a Company omnibus account, which are included within receivables from brokers, dealers and clearing organizations in the accompanying condensed consolidated statements of financial condition. In the omnibus structure, positions that are owned by Cowen International Ltd are fully cross collateralized by client funds, meaning that the Company does not have market risk. Additionally, Cowen International Ltd has no obligation to settle any trade that it deems inappropriate from a risk perspective, adding an important market and counterparty risk mitigating factor.
11. Commission Management Payable
The Company receives a gross commission from various brokers, which is then used to fund commission sharing and recapture arrangements, less the portion retained as income to the Company. Accrued commission sharing and commission recapture payable of $123.7 million and $103.0 million, as of September 30, 2022 and December 31, 2021, respectively, are classified as commission management payable in the accompanying condensed consolidated statements of financial condition.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
12. Convertible Debt and Notes Payable
As of September 30, 2022 and December 31, 2021, the Company's outstanding debt was as follows:

	As of September 30, 2022	As of December 31, 2021
	(dollars in thousands)
Notes payable	$174,393	$174,015
Term loan	432,959	435,147
Other notes payable	13,723	12,537
Finance lease obligations	804	1,672
	$621,879	$623,371
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
Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $0.7 million for the three months ended September 30, 2021, and $1.5 million for the nine months ended September 30, 2021, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and was amortized over the life of the December 2022 Convertible Notes in interest and dividends expense in the accompanying condensed consolidated statements of

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
operations. The Company recorded interest expense of $0.6 million for the three months ended September 30, 2021 and $1.3 million for the nine months ended September 30, 2021.
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, which is shown net in notes payable in the accompanying condensed consolidated statement of financial condition. To date the May 2024 Notes have maintained their initial private rating. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $1.4 million and $1.4 million for the three months ended September 30, 2022 and 2021 and $4.2 million and $4.2 million for the nine months ended September 30, 2022 and 2021, respectively. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in September 2019, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the "June 2033 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $1.9 million and $1.9 million for the three months ended September 30, 2022 and 2021 and $5.8 million and $5.8 million and for the nine months ended September 30, 2022 and 2021, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the "December 2027 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million for the nine months ended September 30, 2021. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
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
Term Loan
March 2028 Term Loan
On March 24, 2021, the Company borrowed $300 million of first lien term loan due March 24, 2028. On December 15, 2021, the Company borrowed an additional $150 million first lien term loan under the same terms and conditions as, and fungible with, the initial first lien term loan (collectively, the “March 2028 Term Loan”). The aggregate amount borrowed under the March 2028 Term Loan is $450 million. The March 2028 Term Loan bears interest at an annual rate equal to, at the option of the Company, either the (a) London Inter-bank Offered Rate ("LIBOR") (adjusted for reserves and subject to a floor of 0.75%) plus a margin of 3.25% or (b) an alternate base rate plus a margin of 2.25%. The Company is required to pay amortization of approximately 1.00% per annum of the original principal amount of the March 2028 Term Loan. Additionally, the Company has entered into an interest rate swap to offset the floating interest rate of the March 2028 Term Loan (See Note 6). The obligations of the Company for the March 2028 Term Loan are guaranteed by certain of the Company’s wholly-owned domestic subsidiaries (excluding its broker-dealer subsidiaries) (the “Guarantors”) and secured by substantially all of the assets of the Company and the Guarantors, subject in each case to certain customary exceptions. The terms of the March 2028 Term Loan contain customary affirmative and negative covenants, subject to certain customary exceptions, thresholds, qualifications and “baskets”. Proceeds

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
from the March 2028 Term Loan were used to (i) satisfy and discharge and redeem the Company’s 2027 Senior Notes, (ii) redeem the Company’s December 2022 Convertible Notes that remained outstanding as of March 31, 2021 and pay the cash settlement amount in connection with the conversion of December 2022 Convertible Notes prior to that redemption date, and (iii) for the payment of fees, commissions, premiums, expenses and other transaction costs (including original issue discount or upfront fees) payable in connection with the transactions related thereto. As of September 30, 2022, the outstanding principal amount of the March 2028 Term Loan was $443.2 million.
Interest expense for the March 2028 Term Loan was $5.1 million and $3.1 million for the three months ended September 30, 2022 and 2021 and $14.8 million and $6.3 million for the nine months ended September 30, 2022 and 2021, based on an effective interest rate of 4.46%. In March 2021, the Company capitalized debt issuance costs of approximately $6.6 million and initial unamortized discount of $1.5 million related to the March 2028 Term Loan which is a direct deduction from the carrying value of the debt and will be amortized over the life of the March 2028 Term loan in interest and dividends expense in the accompanying condensed consolidated statements of operations. In December 2021, the Company capitalized debt issuance costs of approximately $2.7 million and unamortized discount of $1.5 million related to the additional borrowing of $150 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the March 2028 Term loan in interest and dividends expense in the accompanying condensed consolidated statements of operations.
The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that all US Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative as of June 30, 2023. As the March 2028 Term Loan represents the Company’s only significant exposure to LIBOR, the transition to an alternative Inter-bank Offer Rate is not expected to have a material impact on Company's condensed consolidated financial statements.
Other Notes Payable
During January 2022, the Company borrowed $4.0 million to fund insurance premium payments. This note had an effective interest rate of 2.01% and is due in December 2022, with monthly payment requirements of $0.4 million. As of September 30, 2022, the outstanding balance note was $1.1 million. Interest expense for the three and nine months ended September 30, 2022 was insignificant.
On September 30, 2020, the Company borrowed $72.0 million from Purple Protected Asset S-81 ("PPA S-81"), a Luxembourg entity unrelated to Cowen. The Company repaid $60.0 million of the PPA S-81 loan in June 2021. The loan is payable on September 30, 2023, had an initial interest rate of 1.4 times the Secured Overnight Financing Rate ("SOFR") plus 6.07% until December 31, 2020 and 1.4 times the SOFR plus 5.8% until June 30, 2021 and 3.65 times the SOFR plus 4.0% thereafter with quarterly interest payments. The loan obligation, as well as a loan issued by Cowen to The Military Mutual Ltd (a United Kingdom company unrelated to Cowen) with principal of $28.4 million that was sold by Cowen Re to PPA S-81 at fair value for no gain or loss on September 30, 2020, are fully cash collateralized through a reinsurance policy provided by Cowen Re which is reflected in cash collateral pledged in the condensed consolidated statements of financial condition as of December 31, 2020 (see Notes 4 and 18). The Company capitalized debt issuance costs of approximately $1.7 million which is a direct deduction from the carrying value of the loan and will be amortized over the life of the loan in interest and dividends expense shown in the accompanying condensed consolidated statements of operations. The Company recorded interest expense $0.7 million and $0.5 million for the three months ended September 30, 2022 and 2021 and $1.7 million and $2.6 million for the nine months ended September 30, 2022 and 2021, respectively, related to its loan payable to PPA S-81.
During November 2019, the Company borrowed $2.6 million to fund general corporate capital expenditures. This note had an effective interest rate of 6% and is due in November 2024, with monthly payment requirements of $0.1 million. As of September 30, 2022, the outstanding balance on this note was $1.2 million. Interest expense for the three months ended September 30, 2022 and 2021 was insignificant. Interest expense for the nine months ended September 30, 2022 and 2021 was $0.1 million, respectively.
Finance Lease Obligations
The Company has entered into various finance leases for computer equipment. These finance lease obligations are included in notes payable and other debt in the accompanying condensed consolidated statements of financial condition.
For the nine months ended September 30, 2022 and 2021, quantitative information regarding the Company's finance lease obligations reflected in the accompanying condensed consolidated statements of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	$253	$324	$878	$951
Interest on lease liabilities	$12	$28	$47	$93
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases			$47	$93
Financing cash flows from finance leases			$917	$1,085

Weighted average remaining lease term - operating leases (in years)			1.51	1.88
Weighted average discount rate - operating leases			4.51%	4.72%
Annual scheduled maturities of debt and minimum payments (of principal and interest) for all debt outstanding as of September 30, 2022, are as follows:

	Notes Payable	Term Loan	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2022	$1,938	$6,378	$2,477	$170
2023	13,405	25,206	12,593	500
2024	88,578	25,050	543	100
2025	7,750	24,782	—	51
2026	7,750	24,570	—	12
Thereafter	150,375	448,449	—	—
Subtotal	269,796	554,435	15,613	833
Less (a)	(95,403)	(121,476)	(1,890)	(29)
Total	$174,393	$432,959	$13,723	$804
(a)Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the Company's convertible debt.
Letters of Credit
As of September 30, 2022, the Company has five irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged cash collateral for reinsurance agreements (See Note 4).
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2022 and December 31, 2021, there were no amounts due related to these letters of credit.
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
On May 19, 2015, the Company completed its offering of 120,750 shares of Series A Convertible Preferred Stock that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum, which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and paid a cash dividend in respect of the Series A Convertible Preferred Stock of $1.7 million and $5.1 million for the three and nine months ended September 30, 2022 and 2021. Each share of Series A Convertible Preferred Stock is non-voting and has a liquidity preference over the Company's Class A common stock and ranks senior to all classes or series of the Company's Class A common stock, but junior to all of the Company's existing and future indebtedness with respect to dividend rights and rights upon the Company's involuntary liquidation, dissolution or winding down.
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
Cash Dividends to Common Stockholders
During the first quarter of 2020, the Company began the declaration of a quarterly cash dividend payable on its common stock. During February 2021, the Company's Board of Directors declared a cash dividend of $0.08 per share of Class A common stock. During April 2021, July 2021 and October 2021, the Company's Board of Directors declared a cash dividend of $0.10 per share of Class A common stock. During February 2022, April 2022, and July 2022, the Company's Board of Directors declared a cash dividend of $0.12 per share of Class A common stock. Dividends are payable on all outstanding shares of Class A common stock and on granted but unvested shares of Class A common stock under the Equity Plans on the date of record (See Note 19). During the three and nine months ended September 30, 2022, the Company paid $3.8 million and $11.4 million of cash dividends to its holders of Class A common stock.
Treasury Stock
Treasury stock of $606.8 million as of September 30, 2022, compared to $547.1 million as of December 31, 2021, resulted from $28.6 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Equity Plans or other similar transactions and $31.1 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the nine months ended September 30, 2022:

	Treasury Stock Shares	Cost (dollars in thousands)	Average Cost per Share
Balance outstanding at December 31, 2021	28,047,929	$547,112	$19.51
Shares purchased for minimum tax withholding under the 2010 and 2020 Equity Plans or other similar transactions	865,251	28,640	33.10
Purchase of treasury stock	1,069,002	31,078	29.07
Balance outstanding at September 30, 2022	29,982,182	$606,830	$20.24

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

	As of September 30, 2022	As of September 30, 2021
	(dollars in thousands)
Nonredeemable non-controlling interests in consolidated subsidiaries and investment funds
Operating companies
Beginning balance	$126,105	$83,818
Capital contributions	15,114	30,360
Capital distributions	(9,025)	(6,456)
Income (loss) attributable to non-controlling interests	(2,918)	17,078
Ending balance	129,276	124,800

Consolidated Funds
Beginning balance	33,630	115,806
Capital contributions	—	19,017
Capital distributions	—	(20,161)
Deconsolidation of entity	—	(74,813)
Income (loss) attributable to non-controlling interests	(13,978)	(3,699)
Ending balance	19,652	36,150

Total Nonredeemable non-controlling interests in consolidated subsidiaries and investment funds	$148,928	$160,950
16. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income includes the after tax change in Other revenues in the accompanying condensed consolidated statement of operations. During the periods presented, the Company did not have material reclassifications out of other comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Beginning balance	$1	$(2)	$(2)	$(7)
Foreign currency translation	—	—	3	5
Ending balance	$1	$(2)	$1	$(2)

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
17. Revenue from Contracts with Customers
For the three and nine months ended September 30, 2022 and 2021, the following tables presents revenues from contracts with customers disaggregated by fee type and segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Revenue from contracts with customers	Operating Company
Investment banking
Underwriting fees	$38,379	$91,108	$66,792	$334,092
Strategic/financial advisory fees	80,454	129,158	179,049	303,232
Placement and sales agent fees	32,425	49,561	103,018	153,485
Expense reimbursements from clients	3,222	3,705	7,332	12,538
Total investment banking revenue	154,480	273,532	356,191	803,347
Brokerage
Commissions	115,672	120,624	406,382	410,821
Trade conversion revenue	7,621	3,707	22,927	11,685
Equity research fees	5,568	5,109	17,680	14,700
Total brokerage revenue from customers	128,861	129,440	446,989	437,206
Management fees	16,500	15,109	49,577	55,376
Incentive income	—	6	633	2,433
Total revenue from contracts with customers - Op Co	$299,841	$418,087	$853,390	$1,298,362

	Asset Company
Management fees	155	225	563	695
Incentive income	—	—	—	—
Total revenue from contracts with customers - Asset Co	155	225	563	695
Total revenue from contracts with customers	$299,996	$418,312	$853,953	$1,299,057

18. Insurance and reinsurance
Cowen Insurance Co is a Malta based insurance company that reinsures a significant proportion of its portfolio (“Outward Reinsurance”). The Company's wholly owned subsidiaries, Cowen Reinsurance S.A. (based in Luxembourg) (“Cowen Re”) and Kelvin (based in Guernsey, see Note 3) provide reinsurance to third party insurance and reinsurance companies (“Inward Reinsurance”). Cowen Insurance Co's, Cowen Re's, and Kelvin's share of claims incurred and paid during the periods below, as well as the change in claims outstanding and claims incurred but not reported ("IBNR") during three and nine months ended September 30, 2022 and 2021, net of reinsurance, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Incurred and paid claims
Insurance (net of Outward Reinsurance)	$1,497	$831	$3,432	$2,630
Inward Reinsurance	21,000	3,750	33,082	9,187
Total	$22,497	$4,581	$36,514	$11,817
Change in claims outstanding and claims IBNR
Insurance (net of Outward Reinsurance)	$56	$220	$319	$9
Inward Reinsurance	(12,663)	3,621	(23,323)	2,991
Total	$(12,607)	$3,841	$(23,004)	$3,000

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
As of September 30, 2022 and December 31, 2021, insurance and reinsurance assets and liabilities consisted of the following:

	As of September 30, 2022	As of December 31, 2021

Insurance and reinsurance assets
Reinsurance recoverable on paid claims	$105,652	$9,072
Deferred acquisition costs	5,905	5,672
Cash advances held by cedants	3,511	3,523
Reinsurance recoverable on claims reserves	71,026	11,806
Total	$186,094	$30,073
Insurance and reinsurance liabilities
Reinsurance payables on paid claims	$41,436	$3,837
Unearned Premium reserve	27,317	23,241
Loss reserves (incurred claims and IBNR)	318,251	44,191
Total	$387,004	$71,269
Cowen Insurance Co, Cowen Re, and Kelvin utilize several methods to determine their claims IBNR. Cowen Insurance Co and Cowen Re generally employ an estimation methodology whereby historical average claims ratios over a period of up to 10 years are utilized, based on availability of data. In cases where current claims development contradicts historical results, Cowen Insurance Co and Cowen Re employ a method to determine average claims ratios derived through different actuarial calculation methods. If an event occurs that may give rise to significant future claims in excess of the amount calculated using the above-mentioned methodologies, the impact of such an event is calculated using existing claims data and actuarial estimation methods to adjust Cowen Insurance Co's and Cowen Re's IBNR provision. As Kelvin is in run-off Kelvin determines its IBNR liabilities based on figures provided by insurance companies that Kelvin reinsures as well as industry-wide information about claims development related to known events in the past, such as hurricanes, typhoons, earthquakes, etc. All entities utilize recognized actuarial methods and assumptions which are regularly reviewed through catastrophe models, own loss experience, historical industry loss experience, underwriter and originator experience, pricing adequacy trends and management’s professional judgement. During the three and nine months ended September 30, 2022, claims liability and claim adjustment expenses were calculated using the above-mentioned methods consistent with prior years.
Cowen Insurance Co, Cowen Re, and Kelvin typically settle their premiums and claim payments on a quarterly basis. Cowen Insurance Co, Cowen Re, and Kelvin write contracts on both a proportional and non-proportional basis. The contracts contain inspection rights to allow the companies to inspect the policy documents that provide the source for the underlying data provided by the cedant. This negates the need for them to collect and hold the documents themselves which would be impracticable. Cowen Insurance Co and Cowen Re did not discount any of its reserves and did not cede any portion of its exposures during the three and nine months ended September 30, 2022 and 2021. Kelvin did not cede any portion of its exposures during the three month ended September 30, 2022.
Cowen Insurance Co, Cowen Re and Kelvin have entered into insurance and reinsurance agreements that require them to post collateral of cash or U.S. government bonds to cover certain exposures as defined in the respective insurance and reinsurance agreements. As of September 30, 2022, Cowen Re had pledged $54.9 million of collateral towards such reinsurance obligations, of which $46.9 million was in cash and $8.0 million was in U.S. government bonds. As of December 31, 2021, total collateral pledged was $60.1 million, of which $44.1 million was cash and $16.0 million was U.S. government bonds. The collateral pledged as of September 30, 2022 was $5.2 million lower than the amounts pledged at December 31, 2021. This change is due to a release of collateral on one of its cedant contracts. Cowen Re expects $40.5 million of the cash collateral pledged to be released on September 30, 2023. The remaining collateral of $14.4 million is expected to be released periodically between September 30, 2022 and December 31, 2029 in accordance with the terms of the underlying insurance and reinsurance agreements. As of September 30, 2022, Kelvin had pledged $77.0 million of collateral towards its reinsurance obligations, of which $53.0 million was in cash and $24.0 million was in the form of letters of credit from major banks. As of September 30, 2022 and December 31, 2021, Cowen Insurance Co had no pledged collateral.
19. Share-Based Payments, Deferred Compensation and Employee Ownership Plans
The Company has issued share-based compensation under the 2010 and 2020 Equity Incentive Plan (the "Equity Plans"). The Equity Plans permit the grant of options, restricted shares, restricted stock units, and other equity-based awards to the Company's employees and directors. Stock options granted generally vest over two to five-year periods and expire seven years

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
from the date of grant. Restricted shares and restricted share units issued, both of which are eligible to accrue dividend equivalents, may be immediately vested or may generally vest over a two-to five-year period. Awards are subject to the risk of forfeiture, inclusive of accrued dividend equivalents. As of September 30, 2022, there were 3.5 million shares available for future issuance under only the 2020 Equity Incentive Plan.
Under the Equity Plans, the Company awarded $50.0 million of deferred cash awards to its employees during the nine months ended September 30, 2022. These awards vest over a four-year period and accrue interest at 0.70% per year. As of September 30, 2022, the Company had unrecognized compensation expense related to the Equity Plans' deferred cash awards of $70.9 million.
The Company measures compensation cost for equity classified share-based awards on grant date and amortizes the unearned compensation associated with such awards on a straight-line basis over the vesting period of the option or award, net of estimated forfeitures. In relation to awards under the Equity Plan, the Company recognized compensation expense of $23.3 million and $10.3 million for the three months ended September 30, 2022 and 2021 and $54.3 million and $61.3 million for the nine months ended September 30, 2022 and 2021, respectively. The income tax effect recognized for the Equity Plans was a benefit of $9.0 million and $6.5 million for the three months ended September 30, 2022 and 2021 and $19.4 million and $29.4 million for the nine months ended September 30, 2022 and 2021, respectively.
Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value
Beginning balance outstanding	4,595,342	$24.33	5,450,191	$17.56
Granted	2,054,563	31.62	1,714,646	35.15
Vested	(1,390,137)	19.78	(1,425,327)	16.36
Canceled	—	—	—	—
Forfeited	(71,717)	21.96	(162,218)	22.23
Ending balance outstanding	5,188,051	$28.47	5,577,292	$23.14
Included in the restricted share and restricted stock unit activity are performance-linked restricted stock units of 1,974,217 which were awarded from March 2016 through March 2022. Certain of the awards granted have the ability to be cash settled when the attained award exceeds a certain percentage of granted amount. The cash portion of the award has been bifurcated from the equity component and recorded as a compensation payable in the accompanying condensed consolidated statement of financial condition. Of the awards granted, 712,652 have vested and 320,681 have been canceled, as they did not meet the performance criteria, through September 30, 2022. Included in vested units are 233,333 units that had an attainable share value of 420,000, and were delivered in March 2021. Of this attainable share value 350,000 shares were settled in the issuance of the Company's Class A common stock and were delivered in March 2021 with the remaining 70,000 shares being settled in cash at the volume weighted average price on settlement date. Also included in vested units are 333,333 units that had an attainable share value of 666,666, due to reaching certain performance goals. Of this attainable value 528,800 shares were settled in the Company's Class A common stock and were delivered in March 2022 with the remaining 137,866 shares being settled in cash at the volume weighted average price of the Company's Class A common stock on settlement date. The remaining awards, included in the outstanding balance as of September 30, 2022, vest on December 2022, December 2023 and December 2024 and will be earned only to the extent that the Company attains specified market conditions relating to its volume-weighted average share price and total shareholder return in relation to certain benchmark indices and performance goals relating to aggregate net income and average return on shareholder equity. The actual number of attained shares ultimately earned could vary from zero, if performance goals are not met, to as much as 240% of the targeted award. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of September 30, 2022, there was $92.1 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 1.77 years.
Restricted Shares and Restricted Stock Units Granted to Non-Employee Board Members

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
There were 63,816 and 64,094 restricted stock units awarded to non-employee board members during the three and nine months ended September 30, 2022. There were no restricted stock units awarded to non-employee board members during the three and nine months ended September 30, 2021. The Company delivered no units to non-employee board members during the three and nine months ended September 30, 2022. The Company delivered 27,047 and 41,667 restricted stock units to non-employee board members during the three and nine months ended September 30, 2021. As of September 30, 2022 and 2021, there were 310,426 and 217,869 restricted stock units outstanding for non-employee board members, respectively.
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
On March 1, 2022, Cowen Digital Holdings LLC (“CDIG”) authorized 2,000,000 Class B Units, of which 1,487,500 Class B Units and an additional 29,250 on July 15, 2022, were issued to an affiliate, for which a subsidiary of the Company is the Managing Member, on behalf of the Company’s employees as incentive awards (the "Digital Awards") under the 2022 Equity Unit Incentive Plan. The Class B Units will, upon vesting, represent a 20% ownership of CDIG, a consolidated subsidiary of the Company upon vesting. Once the vesting conditions of the Digital Awards have been met, such awards will be presented as nonredeemable non-controlling interest in the accompanying condensed consolidated statements of financial condition. Half of the Digital Awards vest over a period of time and are tied to service (time based) and the other half vest when a qualifying event as stipulated in the Digital Award documents occurs (performance based). Once vested, Class B units will not be entitled to distributions unless and until a profit distribution hurdle has been met. The Company recognized compensation expense of $0.2 million and $0.7 million related to the time based Digital Awards for the three and nine months ended September 30, 2022, respectively. At September 30, 2022, there was $1.0 million of unrecognized compensation expense related to the time based Digital Awards which will be recognized over their five year vesting period. The fair value of time based Digital Awards is determined based on the fair market value of CDIG and its consolidated subsidiaries. The fair market value of CDIG and its consolidated subsidiaries is calculated utilizing recent transactions, discounted cash flows, and market multiples. The Digital Awards are then using a standard Black Scholes options pricing model. The primary input in determining the fair market value on grant date was recent/pending transactions in CDIG’s underlying investments. The expense related to the performance based component of the Digital Awards will be recognized when the qualifying event is considered to be probable. The income tax effect recognized for the Digital Awards was a benefit of $0.05 million and $0.2 million for the three and nine months ended September 30, 2022, respectively.
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
The Company calculates its quarterly U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. To the extent that information is not available for the Company to fully determine the full year estimated impact of an item of income or tax adjustment, the Company calculates the tax impact of such item discretely. Accordingly, the Company uses the discrete methodology to calculate the tax impact of income attributable to redeemable non-controlling interests in consolidated subsidiaries and investment funds. Based on these methodologies, the Company’s effective income tax rate was 32.32% and 23.95% for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, the primary item whose tax impact was recorded discretely was stock compensation.
For the nine months ended September 30, 2022, the effective tax rate differs from the statutory rate of 21% primarily due to income attributable to non-controlling interests in consolidated subsidiaries and investment funds, global intangible low-taxes income, foreign taxes, as well as other nondeductible expenses. For the nine months ended September 30, 2021, the effective tax

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
rate differs from the statutory rate of 21% primarily due to income attributable to non-controlling interests in consolidated subsidiaries and investment funds, global intangible low-taxes income, as well as other nondeductible expenses.
The Company has no uncertain tax position liability as of September 30, 2022 and December 31, 2021.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of September 30, 2022, the Company recorded a valuation allowance against deferred tax assets related to its foreign tax credits and foreign net operating losses.
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
21. Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of shares of Class A common stock outstanding for the period. As of September 30, 2022, there were 28,014,299 shares of Class A common stock outstanding. As of September 30, 2022, the Company has included 310,426 fully vested, unissued restricted stock units and restricted shares in its calculation of basic earnings per share. As of December 31, 2021, there were 27,778,964 shares of Class A common stock outstanding. As of December 31, 2021, the Company has included 972,732 fully vested, unissued restricted stock units and restricted shares in its calculation of basic earnings per share.
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
On December 31, 2021, the Company irrevocably elected to cash settle $1,000.00 of its obligation in respect of each conversion of any share of the Series A Convertible Preferred Stock. Prior to this date, the Company could elect to settle the Series A Convertible Preferred Stock in shares, cash, or a combination of both. Effective January 1, 2022, the Company adopted ASC 470-20, which requires the Company to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement (if the effect is more dilutive) for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. With the adoption of this guidance, the Company is required to include the portion of the Series A Convertible Preferred Stock that can be settled in Class A common stock (amount in excess of $1,000.00 per share of the Series A Convertible Preferred Stock) in the diluted earnings per share calculation. As a result, the Series A Convertible Preferred Stock impacts the Company’s diluted earnings per share calculation for the period ended September 30, 2022 (See Note 2).

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars and share data in thousands, except per share data)
Net income (loss)	$(7,695)	$32,865	$46,634	$244,009
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(22,046)	(4,938)	(16,896)	13,379
Net income (loss) attributable to Cowen Inc.	14,351	37,803	63,530	230,630
Preferred stock dividends	1,698	1,698	5,094	5,094
Net income (loss) attributable to Cowen Inc. common stockholders for basic earnings per share	$12,653	$36,105	58,436	225,536
Change in fair value of contingently issuable shares	—	—	11	—
Net income (loss) attributable to Cowen Inc. common stockholders for diluted earnings per share	$12,653	$36,105	$58,447	$225,536

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	28,044	28,864	28,107	27,718
Performance based restricted stock	469	869	404	694
Contingently issuable common stock in connection with acquisitions	—	32	50	16
December 2022 Convertible Notes	—	—	—	1,880
Series A Convertible Preferred Stock	1,391	—	715	—
Restricted stock	2,398	2,959	1,921	2,956
Weighted average shares used in diluted computation	32,302	32,724	31,197	33,264
Earnings (loss) per share:
Basic	$0.45	$1.25	$2.08	$8.14
Diluted	$0.39	$1.10	$1.87	$6.78
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
For the three and nine months ended September 30, 2022 and 2021, quantitative information regarding the Company's operating lease obligations reflected in the accompanying condensed consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Lease cost
Operating lease cost	$6,290	$6,074	$19,327	$17,677
Short-term lease cost	131	62	258	127
Variable lease cost	633	920	2,097	2,690
Sublease income	(108)	(132)	(400)	(448)
Total lease costs	$6,946	$6,924	$21,282	$20,046

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes the supplemental cash flow information and certain other information related to operating leases for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(dollars in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,345	$20,555

Weighted average remaining lease term - operating leases (in years)	5.41	5.33
Weighted average discount rate - operating leases	4.19%	4.10%
As of September 30, 2022, maturities of the outstanding operating lease liabilities for the Company were as follows:

	Equipment Leases (operating)	Real Estate and Other Facility Rental (a) (b) (c)
	(dollars in thousands)
2022	$136	$3,584
2023	478	24,471
2024	467	22,193
2025	434	11,600
2026	278	8,507
Thereafter	—	25,550
Total operating leases	1,793	95,905
Less discount	101	7,518
Less short-term leases	—	162
Total lease liability	$1,692	$88,225
(a)The Company has entered into various agreements to sublease certain of its premises.
(b)During the nine months ended September 30, 2022, the Company recognized an increase of $12.2 million of operating right-of-use assets and leases liabilities related to facility leases.
(c)The company has assigned a lease but has remained as the guarantor for performance of the assignee's rent payment obligations for the remainder of the term of the assigned lease at the maximum amount of $0.5 million.
Other Commitments
As of September 30, 2022, future minimum annual service payments for the Company were as follows:

Service Payments
(dollars in thousands)
2022	$10,888
2023	27,455
2024	14,082
2025	5,334
2026	3,270
Thereafter	7,357
Total service payment commitments	$68,386

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Unfunded Commitments
The following table summarizes unfunded commitments as of September 30, 2022:

Entity	Unfunded Commitments	Commitment Term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	$6,168	2.3 years
Eclipse Ventures Fund I, L.P.	$28	2.3 years
Eclipse Fund II, L.P.	$18	3.3 years
Eclipse Continuity Fund I, L.P.	$12	4.3 years
Cowen Healthcare Investments III LP	$1,552	4.3 years
Cowen Healthcare Investments IV LP	$5,095	5.3 years
Cowen Sustainable Investments I LP	$12,772	7.3 years
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
On September 27, 2022, a complaint, captioned Stein v. Cowen Inc., et al., Case No. 1:22-cv-08254, was filed in the United States District Court for the Southern District of New York by a purported Cowen stockholder, on September 28, 2022, a complaint, captioned O’Dell v. Cowen Inc., et al., Case No. 1:22-cv-08297, was filed in the United States District Court for the Southern District of New York by a purported Cowen stockholder, on September 29, 2022, a complaint, captioned Alberts v. Cowen Inc., et al., Case No. 1:22-cv-08319, was filed in the United States District Court for the Southern District of New York by a purported Cowen stockholder and on October 7, 2022, a complaint, captioned Bushansky v. Cowen Inc., et al., Case No. 1:22-cv-08551, was filed in the United States District Court for the Southern District of New York by a purported Cowen stockholder, in each case, naming as defendants the Company and members of the board of directors of the Company. The complaints allege, among other things, that the defendants filed or caused to be filed a materially incomplete and misleading preliminary proxy statement with the SEC relating to the Merger in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Company has also received certain stockholder disclosure demand letters.
Among other remedies, the complaints seek an order enjoining the defendants from proceeding with the Merger, requiring the defendants to disclose allegedly material information that was allegedly omitted from the proxy statement, rescinding the Merger to the extent already consummated or in the event that it is consummated or granting rescissory damages, awarding costs, including attorneys’ and expert fees and expenses, and granting such other and further relief as the court may deem just and proper.
The defendants believe that the complaints and demands are without merit and that no further disclosure is required to supplement the proxy statement under applicable laws. As of the date of this filing, Cowen was not aware of the filing of other lawsuits challenging the Merger or the proxy statement; however, such lawsuits may be filed in the future.
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
The following table sets forth operating results for the Company's consolidated US GAAP net income (loss) and related reclassifications and adjustments necessary to reconcile to the Company's Economic Income (Loss) measure which represents the Company's Op Co and Asset Co segments' results:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Economic Income
Op Co	$37,033	$43,496	$73,431	$238,500
Asset Co	(17,806)	(3,777)	(18,138)	(8,904)
Adjustments applied to arrive at Net Income (loss)
Income attributable to non-controlling interest	(22,046)	(4,938)	(16,896)	13,379
Preferred stock dividends	1,698	1,698	5,094	5,094
Amortization of (discount)/premium on convertible debt	(76)	(26)	(229)	(1,571)
Acquisition related amounts	(7,694)	(1,007)	(7,852)	(1,324)
Contingent liability adjustments	(1,681)	(4,244)	12,279	(2,677)
Debt extinguishment gain (loss) and accelerated debt costs	—	—	—	(10,095)
Bargain purchase gain	—	—	—	3,855
US GAAP Income tax expense	(4,476)	(12,192)	(22,273)	(76,864)
Economic income tax expense	7,353	13,855	21,218	84,616
Net income (loss)	$(7,695)	$32,865	$46,634	$244,009
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Op Co
Non-Interest Revenue	$416,865	$373,695	$1,059,952	$1,469,034
Interest Revenue	38,364	40,025	117,464	149,033
Total Revenues	455,229	413,720	1,177,416	1,618,067
Interest Expense	45,264	39,592	132,294	153,542
Depreciation and Amortization	6,988	4,791	21,158	13,701
Income Taxes	10,127	13,484	27,923	80,333
Asset Co
Non-Interest Revenue	(44,553)	(1,662)	(53,811)	(143)
Interest Revenue	112	177	184	588
Interest Revenue, Consolidated funds	3	2	7	7
Total Revenues	(44,438)	(1,483)	(53,620)	452
Interest Expense	1,211	901	3,724	4,106
Depreciation and Amortization	6	5	18	14
Income Taxes	(5,651)	(1,292)	(5,650)	(3,469)
Total Segment
Non-Interest Revenue *	372,312	372,033	1,006,141	1,468,891
Interest Revenue	38,476	40,202	117,648	149,621
Interest Revenue, Consolidated funds	3	2	7	7
Total Revenues	$410,791	$412,237	$1,123,796	$1,618,519
Interest and Dividend Expense (includes dividend expense of $29.8 million and $2.5 million for the three months ended September 30, 2022 and 2021 and $40.7 million and $6.1 million for the nine months ended September 30, 2022 and 2021, respectively)	76,270	43,035	176,719	163,749
Depreciation and Amortization	6,994	4,796	21,176	13,715
Income Taxes	4,476	12,192	22,273	76,864
* Includes dividend revenue of $109.4 million and $5.8 million for the three months ended September 30, 2022 and 2021, respectively and $125.1 million and $17.9 million for the nine months ended September 30, 2022 and 2021, respectively. Dividend revenue, consolidated funds, was immaterial for the three and nine months ended September 30, 2022 and 2021,

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
respectively.
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
Cowen and Company is also subject to certain net capital rule requirements under the Regulation 1.17 of the Commodity Futures Trading Commission ("CFTC") under Commodities Exchange Act (“CEA”) as an introducing broker. Under Regulation 1.17, Cowen and Company is required to maintain net capital equal to or in excess of $45,000 or the amount of net capital required by SEA Rule 15c3-1, whichever is greater. Additionally, as an options clearing member of the Options Clearing Corporation ("OCC") under OCC Rule 302, Cowen and Company is required to maintain net capital equal to the greater of $2.0 million or 2% of aggregate debit items. At September 30, 2022, Cowen and Company had $408.8 million of net capital in excess of its minimum requirements under SEA Rule 15c3-1.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. Cowen Financial Products, LLC ("Cowen Financial Products") registered only with the SEC with an effective date of November 1, 2021 as a securities-based swap dealer and is not using models to compute its net capital. Under the rules there is a minimum net capital requirement for, among others, an entity that acts as a dealer in security-based swaps, which is the greater of $20 million or 2% of risk margin amount. The risk margin amount means the sum of (i) the total initial margin required to be maintained by the SEC securities-based swaps dealer at each clearing agency with respect to securities-based swaps transactions cleared for securities-based swap customers and (ii) the total initial margin amount calculated by the SEC securities-based swaps dealer swaps dealer with respect to non-cleared securities-based swaps under SEC rules. At September 30, 2022, Cowen Financial Products had $53.1 million of net capital in excess of its minimum requirements under SEA Rule 18a-1.
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
As of September 30, 2022, the regulatory net capital, minimum net capital requirement and excess net capital of U.S. regulated broker dealers and swap dealer together with the equivalent of capital requirements and compliance information for

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
foreign broker dealers registered with the FCA and the SFC are presented as follows:

Subsidiary	Net Capital	Minimum Net Capital Requirement	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$414,034	$5,260	$408,774
ATM Execution	$7,586	$250	$7,336
Westminster	$27,887	$250	$27,637
Cowen Financial Products	$73,080	$20,000	$53,080
Cowen International Ltd (a)	$44,822	$16,644	$28,178
Cowen Execution Ltd (a)	$15,407	$4,387	$11,020
Cowen Asia (a)	$2,443	$382	$2,061
(a)The equivalent of Net Capital under FCA rules is referred as “capital resources” and under SFC rules is referred as “net liquid capital.” The equivalent of Minimum Net Capital Requirement under FCA rules is referred as “minimum capital resources" requirement and under SFC rules is referred as “net liquid capital requirement."
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
In accordance with the requirements of SEA Rule 15c3-3, Cowen and Company may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of September 30, 2022, Cowen and Company had segregated approximately $49.0 million of cash to satisfy the customer reserve provision of SEA Rule 15c3-3.
As a clearing and carrying broker-dealer, Cowen and Company is required to compute a reserve requirement for proprietary accounts of broker-dealers ("PAB"), as defined in SEA Rule 15c3-3. Cowen and Company performs a PAB reserve computation in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEA Rule 15c3-3. This allows each correspondent firm that uses Cowen and Company as its clearing broker-dealer to classify its PAB account assets held at Cowen and Company as allowable assets in the correspondent's net capital calculation. At September 30, 2022, Cowen and Company had $42.0 million of cash on deposit in PAB Reserve Bank Accounts. Cowen and Company and ATM Execution also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
Cowen Financial Products, as a registered securities based swap dealer, claims Rule 18a-4(f) exemption under the Securities Exchange Act of 1934 (the “Act”) with regard to its swap counterparties on the basis that it has provided sufficient notice to its swap counterparties of their respective rights to require segregation of funds or other property used to secure uncleared security based swaps pursuant to section 3E(f)(1)(A)-(B) of the Act (15 U.S.C. 78c-5(f)(1)(A)). Any margin collateral received and held by the security based swap dealer with respect to uncleared security-based swaps will not be subject to a segregation requirement. The notice outlines how a claim of those swap counterparties for the collateral would be treated in a bankruptcy or other formal liquidation proceeding of the security-based swap dealer.
Other Regulatory Requirements
Cowen Insurance Co and Cowen Re and Kelvin are individually required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Malta, Luxembourg and Guernsey, respectively. Each company's individual solvency capital ratio calculated at the end of each quarter must exceed a minimum requirement. As of December 31, 2021, the last testing date for Cowen Re and Kelvin, the solvency capital ratios were in excess of the minimum regulatory requirements. As of June 30, 2022, the last testing date for Cowen Insurance Co, the solvency capital ratio was in excess of the minimum regulatory requirement.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen's captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of September 30, 2022. RCG Insurance Company’s capital and surplus as of September 30, 2022 totaled $4.5 million.
25. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's investment funds and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of September 30, 2022 and December 31, 2021, $11.7 million and $16.6 million, respectively, included in fees receivable, are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the investment funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the nine months ended September 30, 2022 and 2021, the amounts which the Company reimbursed the investment funds it manages were immaterial. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates, and are included in due from related parties in the accompanying condensed consolidated statements of financial condition. As of September 30, 2022 and December 31, 2021, loans to employees of $12.8 million and $8.8 million, respectively, were included in due from related parties on the accompanying condensed consolidated statements of financial condition. Of these amounts $7.3 million and $3.8 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $1.3 million and $1.5 million for the three months ended September 30, 2022 and 2021 and $3.2 million and $4.3 million for the nine months ended September 30, 2022 and 2021, respectively. This expense is included in employee compensation and benefits in the accompanying condensed consolidated statements of operations. The interest income for these related party loans and advances was insignificant for the three and nine months ended September 30, 2022 and 2021.
The remaining balance included in due from related parties of $9.5 million and $22.6 million as of September 30, 2022 and December 31, 2021, respectively, relates to amounts due to the Company from affiliated investment funds and real estate entities due to expenses paid on their behalf.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of September 30, 2022 and December 31, 2021, such investments aggregated $56.8 million and $53.9 million, respectively, were included in non-controlling interests on the accompanying condensed consolidated statements of financial condition. Their share of the net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds aggregated $(2.5) million and $(3.9) million for the three months ended September 30, 2022 and 2021 and $25.7 million and $18.8 million for the nine months ended September 30, 2022 and 2021, respectively.
The Company may, at times, have unfunded commitment amounts pertaining to related parties. See Note 22 for amounts committed as of September 30, 2022.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements, which have not been disclosed, as of September 30, 2022 and December 31, 2021. Through indemnification provisions in clearing agreements with clients, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
The Company enters into secured and unsecured borrowing agreements to obtain funding necessary to cover daily securities settlements with clearing corporations. At times, funding is required for unsettled customer delivery versus payment and riskless principal transactions, as well as to meet deposit requirements with clearing organizations. Secured arrangements are collateralized by the securities. The Company maintains uncommitted financing arrangements with large financial institutions, the details of which are summarized below as of September 30, 2022.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Lender	Contractual Amount	Available Amount	Maturity Date	Description
Pledge Lines	(dollars in thousands)
BMO Harris Bank	$25,000	$25,000	None	Unsecured Broker Loan
BMO Harris Bank	75,000	75,000	None	Secured Tri-Party Pledge Facility
BMO Harris Bank	150,000	150,000	None	Secured Depository Trust Company Pledge Line
Total	250,000	250,000

Spike Line
BMO Harris Bank Canadian Imperial Bank of Commerce, in syndication	150,000	150,000	May 19, 2023	Unsecured committed spike line facility to cover short term increases in National Securities Clearing Corporation margin deposit requirements

Revolving Credit Facility
Morgan Stanley	25,000	25,000	March 24, 2026	Unsecured Corporate Revolver

Total Credit Lines	$425,000	$425,000

27. Subsequent Events
On October 26, 2022, the Board of Directors declared a quarterly cash dividend payable on its common stock of $0.12 per common share, payable on December 15, 2022, to stockholders of record on December 1, 2022.
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
•The Federal Reserve ("FED") has announced its intention to increase the Federal Funds Rate over future periods and began this process by increasing the FED Funds Rate throughout 2022. As a result of the risk of continued inflation, it is likely that interest rates across the spectrum will continue increasing from the record low levels of recent years. These changes in policy are intended to reduce inflation and are likely to also reduce economic activity possibly leading to a recession. In the event the U.S. economy enters a period of economic recession, during such period our investment banking revenues could be depressed, fund raising for our investment management business could be impaired with low or no incentive fee accruals and our balance sheet investments could decrease in value. While our markets business might not be adversely affected by an economic recession, our overall our results of operation could be negatively affected during such period.
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

Investment Fund Performance and Assets Under Management
For the nine months ended September 30, 2022, the Company's activist and merger arbitrage strategy had negative results in a volatile market. The Company's healthcare royalty strategy is now making allocations from the strategy's fourth fund. The Company’s healthcare investments strategy is now deploying capital from its fourth fund. Finally, our sustainable investing strategy continues to deploy capital, with four investments made as of September 30, 2022. The liquidation of certain multi-strategy hedge funds advised by the Company also continues.
As of September 30, 2022, the Company had assets under management of $14.1 billion.

Strategy	Healthcare Investments	Healthcare Royalties	Activism	Merger Arbitrage	Sustainable Investments	Other (a)
(dollars in millions)
AUM	$1,135	$3,460	$6,891	$208	$1,259	$1,133
Team
Private Equity	✓	✓			✓
Hedge Fund			✓	✓
Managed Account		✓	✓	✓	✓
UCITS				✓
Other						✓
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
As of September 30, 2022, the Company's invested capital amounted to a net value of $822.0 million (supporting a long market value of $949.1 million), representing approximately 78% of Cowen's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen's stockholders' equity as of September 30, 2022. The total net values presented in the table below do not tie to Cowen's condensed consolidated statement of financial condition as of September 30, 2022 because they represent only some of the line items in the accompanying condensed consolidated statement of financial condition.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Op Co
Broker-dealer capital and related trading	$628.0	59.6%
Public and Private Healthcare	29.0	2.8%
Liquid Alternative Trading	60.3	5.7%
Other	13.8	1.3%
Asset Co
Private Investments	90.9	8.6%
Total	822.0	78.0%
Cowen Inc. Stockholders' Equity	$1,053.3
The allocations shown in the table above will change over time.

Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) (which is a non-GAAP measure) of our Op Co and Asset Co segments follows the discussion of our total consolidated US GAAP results.
Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

	Condensed Consolidated Statements of Operations
	(unaudited)
	Three Months Ended September 30,		Period to Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$154,480	$273,532	$(119,052)	(44)%
Brokerage	135,516	131,371	4,145	3%
Investment income (loss)
Securities principal transactions, net	(41,170)	7,291	(48,461)	(665)%
Portfolio fund principal transactions, net	(247)	(11,121)	10,874	(98)%
Carried interest allocations	9,443	(60,471)	69,914	(116)%
Total investment income (loss)	(31,974)	(64,301)	32,327	(50)%
Management fees	16,655	15,334	1,321	9%
Incentive income	—	6	(6)	NM
Interest and dividends	147,884	45,978	101,906	222%
Insurance and reinsurance premiums	10,737	12,586	(1,849)	(15)%
Other revenues, net	376	(1,078)	1,454	(135)%
Consolidated Funds revenues	(22,883)	(1,191)	(21,692)	1,821%
Total revenues	410,791	412,237	(1,446)	—%
Interest and dividends expense	76,270	43,035	33,235	77%
Total net revenues	334,521	369,202	(34,681)	(9)%
Expenses
Employee compensation and benefits	203,878	201,686	2,192	1%
Insurance and reinsurance claims, commissions and amortization of deferred acquisition costs	13,116	13,172	(56)	—%
Operating, general, administrative and other expenses	112,045	108,633	3,412	3%
Depreciation and amortization expense	6,994	4,796	2,198	46%
Consolidated Funds expenses	70	124	(54)	(44)%
Total expenses	336,103	328,411	7,692	2%
Other income (loss)
Net gains (losses) on other investments	(1,637)	4,266	(5,903)	138%
Total other income (loss)	(1,637)	4,266	(5,903)	138%
Income (loss) before income taxes	(3,219)	45,057	(48,276)	107%
Income tax expense (benefit)	4,476	12,192	(7,716)	63%
Net income (loss)	(7,695)	32,865	(40,560)	123%
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(22,046)	(4,938)	(17,108)	346%
Net income (loss) attributable to Cowen Inc.	14,351	37,803	(23,452)	62%
Preferred stock dividends	1,698	1,698	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$12,653	$36,105	$(23,452)	65%
Revenues
Investment Banking
Investment banking revenues decreased $119.1 million to $154.5 million for the three months ended September 30, 2022 compared with $273.5 million in the prior year period. During the three months ended September 30, 2022, the Company completed 15 underwriting transactions and 41 strategic advisory transactions, including seven debt capital markets transactions. During the three months ended September 30, 2021, the Company completed 46 underwriting transactions and 56 strategic advisory transactions including five debt capital markets transactions. The average underwriting fee per transaction was 64.9%

higher for the three months ended September 30, 2022 as compared to the prior year period.
Brokerage
Brokerage revenues increased $4.1 million to $135.5 million for the three months ended September 30, 2022 compared with $131.4 million in the prior year period. This was attributable to an increase in Institutional Brokerage, primarily Options and ADR commissions and an increase in Institutional Services, primarily Prime Services and Securities Finance. Customer trading volumes across the industry (according to Bloomberg) increased 12% for the quarter ended September 30, 2022 compared to the prior year period.
Investment Income (loss)
Securities principal transactions, net
Securities principal transactions, net decreased $48.5 million to a loss of $41.2 million for the three months ended September 30, 2022 compared with an income of $7.3 million in the prior year period. The decrease in securities principal transactions, net was primarily attributable to the decrease in event strategy market making activity and unrealized losses of our Linkem investment driven by lower projected future cash flows and a decline in market value of comparables offset partially by a mark-to-market gain on an interest rate swap used to offset interest on floating-rate debt.
Portfolio fund principal transactions, net
Portfolio fund investment income (loss) increased $10.9 million to a loss of $0.2 million for the three months ended September 30, 2022 compared with a loss of $11.1 million in the prior year period. The increase is primarily related to large prior year losses in healthcare, merchant banking and private investments.
Carried interest allocations
Carried interest allocations increased $69.9 million to an income of $9.4 million for the three months ended September 30, 2022 compared with a loss of $60.5 million in the prior year period. The primary driver of the increase was our healthcare and sustainable investment funds.
Management Fees
Management fees increased $1.4 million to $16.7 million for the three months ended September 30, 2022 compared with $15.3 million in the prior year period. This increase in management fees was primarily related to an increase in management fees from the healthcare and private equity/merchant banking strategies.
Incentive Income
Incentive income was fairly flat for the three months ended September 30, 2022 compared with prior year period and is primarily related to the Ramius Merger Fund LLC. Due to revenue recognition accounting standards the Company recognizes the majority of incentive income allocated to the Company as carried interest allocations, included in investment income (loss).
Interest and Dividends
Interest and dividends increased $101.9 million to $147.9 million for the three months ended September 30, 2022 compared with $46.0 million in the prior year period. The increase in interest and dividends is primarily attributable to dividends receivable from event strategy market making activity and securities finance activity. The increase in the securities finance activity is due to higher customer demand which has created more matched book opportunities for international securities.
Insurance and Reinsurance Premiums
Insurance and reinsurance premiums decreased $1.9 million to $10.7 million for the three months ended September 30, 2022 compared with $12.6 million in the prior year period. This change is driven by an increase in premiums (net of reinsurance) in Cowen Insurance Co. and new run-off premiums from Kelvin Re Limited.
Other Revenues, net
Other revenues increased $1.5 million to $0.4 million for the three months ended September 30, 2022 compared with a loss of $1.1 million in the prior year period. This primarily related to foreign currency exchange rate fluctuations from our non-USD transactions.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $21.7 million to a loss of $22.9 million for the three months ended September 30, 2022 compared with a loss of $1.2 million in the prior year period. The decrease is due to the losses related the Enterprise LP fund primarily driven by unrealized losses of our Linkem investment driven by lower projected future cash flows and a decline in market value of comparables. The amounts shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Interest and Dividends Expense
Interest and dividend expense increased $33.3 million to $76.3 million for the three months ended September 30, 2022 compared with $43.0 million in the prior year period. The increase in interest and dividends is primarily attributable to securities finance activity. The increase in the securities finance activity is due to higher customer demand which has created more matched book opportunities for international securities.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $2.2 million to $203.9 million for the three months ended September 30, 2022 compared with $201.7 million in the prior year period. The increase is primarily due to a higher compensation and benefits accrual ratio in the current period. The compensation to revenue ratio, including net gains (losses) on other investments, was 49.8% for the three months ended September 30, 2022, compared with 48.4% for the prior year period.
Insurance and Reinsurance Claims, Commissions and Amortization of Deferred Acquisition Costs
Insurance and reinsurance related expenses decreased $0.1 million to $13.1 million for the three months ended September 30, 2022 compared with $13.2 million in the prior year period. A decrease in Kelvin Re Limited's claims provision has been offset by an increase in Cowen Insurance Co.'s acquisition costs.
Operating, General, Administrative and Other Expenses
General, administrative and other expenses increased $3.4 million to $112.0 million for the three months ended September 30, 2022 compared with $108.6 million in the prior year period. The increase is primarily related to an increase in floor brokerage and trade execution costs only partially offset with a reduction in underwriting expenses.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $2.2 million to $7.0 million for the three months ended September 30, 2022 compared with $4.8 million in the prior year period. The increase is primarily related to two acquisitions which closed during 2021.
Consolidated Funds Expenses
Consolidated Funds expenses remained flat for the three months ended September 30, 2022 compared with the prior year period. During the first quarter of 2022, the Company deconsolidated Cowen Private Investments LP as the fund was liquidated. During the first quarter of 2021, the Company deconsolidated Cowen Sustainable Investments I, LP due to the Company's ownership being diluted through a capital equalization event. The amounts shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Other Income (Loss)
Other income (loss) decreased $5.9 million to a loss of $1.6 million for the three months ended September 30, 2022 compared with $4.3 million of income in the prior year period. The decrease in other income (loss), which primarily represents our equity method investments, was primarily attributable to a decrease in performance in our activist investments.
Income Taxes
Income tax expense decreased $7.7 million to $4.5 million for the three months ended September 30, 2022 compared with $12.2 million in the prior year period. This change is primarily attributable to the change in the Company’s income before income taxes for the respective periods.
Income (Loss) Attributable to Non-controlling Interests
Income (loss) attributable to non-controlling interests decreased by $17.1 million to a loss of $22.0 million for the three months ended September 30, 2022 compared with a loss of $4.9 million in the prior year period. The decrease is due to the losses related the Enterprise LP fund primarily driven by unrealized losses of our Linkem investment driven by lower projected future cash flows and a decline in market value of comparables. The decrease is also due to several losses in our consolidated merchant banking funds. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.

Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company accrued $1.7 million preferred stock dividends for the periods ended September 30, 2022 and 2021, respectively.
Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021

	Condensed Consolidated Statements of Operations
	(unaudited)
	Nine Months Ended September 30,		Period to Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$356,191	$803,347	$(447,156)	(56)%
Brokerage	458,910	444,168	14,742	3%
Investment income (loss)
Securities principal transactions, net	81,624	111,828	(30,204)	(27)%
Portfolio fund principal transactions, net	(15,807)	2,400	(18,207)	(759)%
Carried interest allocations	(39,707)	768	(40,475)	(5,270)%
Total investment income (loss)	26,110	114,996	(88,886)	(77)%
Management fees	50,141	56,071	(5,930)	(11)%
Incentive income	633	2,433	(1,800)	(74)%
Interest and dividends	242,764	167,539	75,225	45%
Insurance and reinsurance premiums	36,336	31,196	5,140	16%
Other revenues, net	(7,198)	2,612	(9,810)	(376)%
Consolidated Funds revenues	(40,091)	(3,843)	(36,248)	(943)%
Total revenues	1,123,796	1,618,519	(494,723)	(31)%
Interest and dividends expense	176,719	163,749	12,970	8%
Total net revenues	947,077	1,454,770	(507,693)	(35)%
Expenses
Employee compensation and benefits	542,378	809,068	(266,690)	(33)%
Insurance and reinsurance claims, commissions and amortization of deferred acquisition costs	23,630	24,843	(1,213)	(5)%
Operating, general, administrative and other expenses	298,227	308,710	(10,483)	(3)%
Depreciation and amortization expense	21,176	13,715	7,461	54%
Consolidated Funds expenses	229	519	(290)	(56)%
Total expenses	885,640	1,156,855	(271,215)	(23)%
Other income (loss)
Net gains (losses) on other investments	7,470	23,641	(16,171)	(68)%
Bargain purchase gain, net of tax	—	3,855	(3,855)	NM
Gain/(loss) on debt extinguishment	—	(4,538)	4,538	NM
Total other income (loss)	7,470	22,958	(15,488)	(67)%
Income (loss) before income taxes	68,907	320,873	(251,966)	(79)%
Income tax expense (benefit)	22,273	76,864	(54,591)	(71)%
Net income (loss)	46,634	244,009	(197,375)	(81)%
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(16,896)	13,379	(30,275)	(226)%
Net income (loss) attributable to Cowen Inc.	63,530	230,630	(167,100)	(72)%
Preferred stock dividends	5,094	5,094	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$58,436	$225,536	$(167,100)	(74)%
Revenues
Investment Banking
Investment banking revenues decreased $447.1 million to $356.2 million for the nine months ended September 30, 2022 compared with $803.3 million in the prior year period. During the nine months ended September 30, 2022, the Company completed 26 underwriting transactions and 108 strategic advisory transactions, including 20 debt capital markets transactions. During the nine months ended September 30, 2021, the Company completed 147 underwriting transactions and 130 strategic advisory transactions including 16 debt capital markets transactions.
Brokerage
Brokerage revenues increased $14.7 million to $458.9 million for the nine months ended September 30, 2022 compared with $444.2 million in the prior year period. This was attributable to increases in Options and Non-USD commission offset partially by a decrease in Institutional Brokerage, primarily related to a decrease in Special Situations and Cross Asset Trading revenues. Institutional Services revenues increased, primarily Prime Services and Securities Finance. Customer trading volumes across the industry (according to Bloomberg) increased 5% for the nine month period ended September 30, 2022 compared to the prior year period.
Investment Income (loss)
Securities principal transactions, net
Securities principal transactions, net decreased $30.2 million to $81.6 million for the nine months ended September 30, 2022 compared with $111.8 million in the prior year period. The decrease in securities principal transactions, net was primarily attributable to the decrease in event strategy market making activity and unrealized losses of our Linkem investment driven by lower projected future cash flows and a decline in market value of comparables offset partially by a mark-to-market gain on an interest rate swap used to offset interest on floating-rate debt and an increase in the value of our digital investments.
Portfolio fund principal transactions, net
Portfolio fund investment income (loss) decreased $18.2 million to a loss of $15.8 million for the nine months ended September 30, 2022 compared with $2.4 million in the prior year period. The decrease is primarily related to losses in merchant banking, private investments as well as our activist investments.
Carried interest allocations
Carried interest allocations decreased $40.5 million to a loss of $39.7 million for the nine months ended September 30, 2022 compared with an income of $0.8 million in the prior year period. The primary driver of the decrease was a decrease in allocations from our sustainable funds partially offset by an increase in allocations from our healthcare funds.
Management Fees
Management fees decreased $6.0 million to $50.1 million for the nine months ended September 30, 2022 compared with $56.1 million in the prior year period. This decrease in management fees was primarily related to management fees earned from new investors entering the Cowen Sustainable funds in the first quarter of 2021 when, during the quarter, the fund had multiple capital raises offset partially by an increase in fees from the Cowen Healthcare investments funds.
Incentive Income
Incentive income decreased $1.8 million to $0.6 million for the nine months ended September 30, 2022 compared with $2.4 million in the prior year period. This decrease was related to lower income earned in our Ramius Merger Fund LLC. Due to revenue recognition accounting standards the Company recognizes the majority of incentive income allocated to the Company as carried interest allocations, included in investment income (loss).
Interest and Dividends
Interest and dividends increased $75.3 million to $242.8 million for the nine months ended September 30, 2022 compared with $167.5 million in the prior year period. The increase in interest and dividends is primarily attributable to dividends receivable from event strategy market making activity and securities finance activity. The increase in the securities finance activity is due to higher customer demand which has created more matched book opportunities for international securities.
Insurance and Reinsurance Premiums
Insurance and reinsurance premiums increased $5.1 million to $36.3 million for the nine months ended September 30, 2022 compared with $31.2 million in the prior year period. This increase is driven by an increase in premiums (net of reinsurance) in Cowen Insurance Co. and run-off premiums from Kelvin Re Limited.

Other Revenues, net
Other revenues decreased $9.8 million to a loss of $7.2 million for the nine months ended September 30, 2022 compared with $2.6 million in the prior year period. This primarily related to foreign currency exchange rate fluctuations from our non-USD transactions.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $36.3 million to a loss of $40.1 million for the nine months ended September 30, 2022 compared with a loss of $3.8 million in the prior year period. The decrease is due to the losses related the Enterprise LP fund primarily driven by unrealized losses of our Linkem investment driven by lower projected future cash flows and a decline in market value of comparables. The amounts shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Interest and Dividends Expense
Interest and dividends expense increased $13.0 million to $176.7 million for the nine months ended September 30, 2022 compared with $163.7 million in the prior year period. Interest and dividends amounts are primarily attributable to securities finance activities. There was an increase in the securities finance activity due to higher customer demand which has created more matched book opportunities for international securities.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses decreased $266.7 million to $542.4 million for the nine months ended September 30, 2022 compared with $809.1 million in the prior year period. The decrease is primarily due to $494.7 million lower total revenues as well as a decrease of $15.5 million in net gains (losses) on other investments during 2022 as compared to 2021 and thus resulting in a lower compensation and benefits accrual. The compensation to revenue ratio, including net gains (losses) on other investments was 47.9% for the nine months ended September 30, 2022, compared with 49.3% in the prior year period.
Insurance and Reinsurance Claims and Commissions
Insurance and reinsurance-related expenses decreased $1.2 million to $23.6 million for the nine months ended September 30, 2022 compared with $24.8 million the prior year period. The increase in Cowen Insurance Co.'s acquisition cost being offset by a reduction in the overall claims provision realized by Kelvin Re Limited.
Operating, General, Administrative and Other Expenses
Operating, general, administrative and other expenses decreased $10.5 million to $298.2 million for the nine months ended September 30, 2022 compared with $308.7 million in the prior year period. The decrease is primarily related to the fair market value adjustments to the contingent consideration liabilities for previous acquisitions.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $7.5 million to $21.2 million for the nine months ended September 30, 2022 compared with $13.7 million in the prior year period. The increase is primarily related to two acquisitions which closed during 2021.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $0.3 million to $0.2 million for the nine months ended September 30, 2022 compared with $0.5 million in the prior year period. During the first quarter of 2022, the Company deconsolidated Cowen Private Investments LP as the fund was liquidated. During the first quarter of 2021, the Company deconsolidated Cowen Sustainable Investments I, LP due to the Company's ownership being diluted through a capital equalization event. The amounts shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Other Income (Loss)
Other income (loss) decreased $15.5 million to $7.5 million for the nine months ended September 30, 2022 compared with $23.0 million in the prior year period. The decrease in other income (loss), which primarily represents our equity method investments, was primarily attributable to a decrease in performance in our activist investments and also the bargain purchase gain on an acquisition from the first quarter of 2021, offset partially by a loss on debt extinguishment.

Income Taxes
Income tax expense decreased $54.6 million to $22.3 million for the nine months ended September 30, 2022 compared with $76.9 million in the prior year period. This change is primarily attributable to the change in the Company’s income before income taxes for the respective periods.
Net Income (Loss) Attributable to Non-controlling Interests
Net income (loss) attributable to non-controlling interests decreased $30.3 million to a loss of $16.9 million for the nine months ended September 30, 2022 compared with income of $13.4 million in the prior year period. The decrease is due to the losses related the Enterprise LP fund primarily driven by unrealized losses of our Linkem investment driven by lower projected future cash flows and a decline in market value of comparables. These losses are offset only partially by gains related to higher valuation in the Company's digital investment. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company accrued $5.1 million preferred stock dividends for the periods ended September 30, 2022 and 2021, respectively.
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
Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
Total Economic Operating Income (Loss) was $24.4 million for the three months ended September 30, 2022, a decrease of $18.9 million compared to Economic Operating Income (Loss) of $43.3 million in the prior year period. Total Economic Income (Loss) was $19.2 million for the three months ended September 30, 2022, a decrease of $20.6 million compared to Economic Income (Loss) of $39.7 million in the prior year period. Total Pre-tax Economic Income (Loss) was $28.3 million for the three months ended September 30, 2022, a decrease of $27.0 million compared to Pre-tax Economic Income (loss) of $55.3 million in the prior year period.
Economic Proceeds included in total Economic Income (Loss) were $340.8 million for the three months ended September 30, 2022, a decrease of $18.2 million compared to $359.1 million in the prior year period. This was primarily related to a decrease in investment banking revenue.

Operating Company Segment
Economic Proceeds

	Three Months Ended September 30,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Economic Proceeds
Investment banking	$149,359	$262,618	$(113,259)	(43)%
Brokerage	172,097	160,486	11,611	7%
Management fees	22,125	14,739	7,386	50%
Incentive income (loss)	15,591	(57,288)	72,879	(127)%
Investment income (loss)	(790)	(20,418)	19,628	(96)%
Other income (loss) economic proceeds	5,837	(1,320)	7,157	(542)%
Total: Economic Proceeds	364,219	358,817	5,402	2%
Economic Interest Expense /(Income)	(1,161)	5,669	(6,830)	(120)%
Net Economic Proceeds	$365,380	$353,148	$12,232	3%
Economic Proceeds The Op Co segment economic proceeds included in Economic Income (Loss) were $364.2 million for the three months ended September 30, 2022, an increase of $5.4 million compared to $358.8 million in the prior year period.
Investment Banking Economic Proceeds decreased $113.2 million to $149.4 million for the three months ended September 30, 2022 compared with $262.6 million in the prior year period. During the three months ended September 30, 2022, the Company completed 15 underwriting transactions and 41 strategic advisory transactions, including seven debt capital markets transactions. During the three months ended September 30, 2021, the Company completed 46 underwriting transactions 56 strategic advisory transactions including five debt capital markets transactions. The average underwriting fee per transaction was 64.9% higher for the three months ended September 30, 2022 as compared to the prior year period.
Brokerage Economic Proceeds increased $11.6 million to $172.1 million for the three months ended September 30, 2022, compared with $160.5 million in the prior year period. This was attributable to an increase in Institutional Brokerage, primarily Options and ADR commissions and an increase in Institutional Services, primarily Prime Services and Securities Finance. Customer trading volumes across the industry (according to Bloomberg) increased 12% for the quarter ended September 30, 2022 compared to the prior year period.
Management Fees Economic Proceeds for the segment increased $7.4 million to $22.1 million for the three months ended September 30, 2022 compared with $14.7 million in the prior year period. This increase in management fees was primarily related to an increase in management fees from the healthcare and activist investments strategies.
Incentive Income (Loss) Economic Proceeds for the segment increased $72.9 million to $15.6 million for the three months ended September 30, 2022 compared with a loss of $57.3 million in the prior year period. This increase was primarily related to an increase in performance from our healthcare investments strategy as well as from our sustainable funds.
Investment Income (Loss) Economic Proceeds for the segment increased $19.6 million to a loss of $0.8 million for the three months ended September 30, 2022 compared with a loss of $20.4 million in the prior year period. The increase primarily relates to a decrease in performance in our healthcare and merchant banking strategies.
Other Income (Loss) Economic Proceeds for the segment increased $7.1 million to income of $5.8 million for the three months ended September 30, 2022 compared with a loss of $1.3 million in the prior year period. The increase is primarily from our insurance businesses which has seen an increase in premium revenue and foreign exchange gains.
Economic Interest Expenses / (Income) were $(1.2) million for the three months ended September 30, 2022, a decrease of $6.9 million compared with $5.7 million in the prior year period. The decrease in expense is primarily related to a mark-to-market gain on an interest rate swap used to offset interest on floating-rate debt.
Net Economic Proceeds were $365.4 million for the three months ended September 30, 2022, an increase of $12.3 million compared with $353.1 million in the prior year period.

Economic Expenses

	Three Months Ended September 30,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Economic Expenses
Employee compensation and benefits	$204,296	$198,702	$5,594	3%
Non-Compensation Expense	101,205	88,356	12,849	15%
Depreciation & Amortization	6,989	4,790	2,199	46%
Non-Controlling Interest	826	1,216	(390)	(32)%
Total: Economic Expenses	$313,316	$293,064	$20,252	7%
Economic Expenses were $313.3 million for the three months ended September 30, 2022, an increase of $20.2 million compared with $293.1 million in the prior year period.
Economic Compensation Expenses were $204.3 million compared to $198.7 million in the prior year period. The increase is due to higher compensation and benefits accrual ratio in the current period . The economic compensation-to-proceeds ratio was 56.1% compared to 55.4% in the prior year period.
Economic Non-compensation Expenses Fixed non-compensation expenses increased $2.9 million to $43.2 million for the three months ended September 30, 2022 compared with $40.3 million in the prior year period. The increase primarily related to an increase in professional and advisory fees and communication costs. Variable non-compensation expenses which primarily are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $10.0 million to $58.0 million for the three months ended September 30, 2022 compared with $48.0 million in the prior year period. The increase is primarily related to increased client services and business development costs and floor brokerage and trade execution costs.
Economic Depreciation and Amortization Expenses increased $2.2 million to $7.0 million for the three months ended September 30, 2022 compared with $4.8 million in the prior year period. The increase is primarily related to two acquisitions which closed during 2021.
Economic Non-controlling interests decreased $0.4 million to $0.8 million for the three months ended September 30, 2022 compared with $1.2 million in the prior year period. Non-controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
Economic Income and Economic Operating Income

	Three Months Ended September 30,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Pre-tax Economic Income (Loss)	$52,064	$60,084	$(8,020)	(13)%
Economic income tax expense	13,537	15,111	(1,574)	(10)%
Preferred stock dividends	1,494	1,477	17	1%
Economic Income (Loss)	37,033	43,496	(6,463)	(15)%
Add back: Depreciation and amortization expense, net of taxes	5,172	$3,548	1,624	46%
Economic Operating Income (Loss)	$42,205	$47,044	$(4,839)	(10)%
Preferred Stock Dividends. On May 19, 2015, the Company completed its offering of 120,750 shares of Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Asset Co Segment
Economic Proceeds

	Three Months Ended September 30,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Economic Proceeds
Management fees	$193	$295	$(102)	(35)%
Incentive income (loss)	(10,428)	(447)	(9,981)	2,233%
Investment income (loss)	(13,155)	391	(13,546)	(3,464)%
Other income (loss) economic proceeds	—	(1)	1	(100)%
Total: Economic Proceeds	(23,390)	238	(23,628)	(9,928)%
Economic Interest Expense /(Income)	(191)	820	(1,011)	(123)%
Net Economic Proceeds	$(23,199)	$(582)	$(22,617)	3,886%
Economic Proceeds The Asset Co segment proceeds included in Economic Income (Loss) were a loss of $23.4 million for the three months ended September 30, 2022, a decrease of $23.6 million compared with $0.2 million in the prior year.
Management Fees Economic Proceeds for the segment remained fairly flat for the three months ended September 30, 2022.
Incentive Income (Loss) Economic Proceeds for the segment decreased $10.0 million to a loss of $10.4 million for the three months ended September 30, 2022 compared with a loss of $0.4 million in the prior year period. This decrease was related to a decrease in performance fees from the multi-strategy business.
Investment Income (Loss) Economic Proceeds for the segment decreased $13.6 million to a loss of $13.2 million for the three months ended September 30, 2022, compared with an income of $0.4 million in the prior year period. The decrease primarily relates to unrealized losses of our Linkem investment driven by lower projected future cash flows and a decline in market value of comparables.
Economic Interest Expenses / (Income) were $(0.2) million for the three months ended September 30, 2022, a decrease of $1.0 million compared with $0.8 million in the prior year period. The 2022 interest expense included an allocation of a gain from a mark-to-market adjustment on an interest rate swap used to offset interest on floating-rate debt.
Net Economic Proceeds for the segment were negative proceeds (due to losses) of $23.2 million for the three months ended September 30, 2022, a decrease of $22.6 million compared with negative proceeds (due to losses) $0.6 million in the prior year period.

Economic Expenses

	Three Months Ended September 30,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Economic Expenses
Employee compensation and benefits	$508	$4,186	$(3,678)	(88)%
Non-Compensation Expense	74	38	36	95%
Depreciation & Amortization	5	6	(1)	(17)%
Total expenses	$587	$4,230	$(3,643)	(86)%
Economic Expenses were $0.6 million for the three months ended September 30, 2022, a decrease of $3.6 million compared to $4.2 million in the prior year period.
Economic Compensation Expenses were $0.5 million for the three months ended September 30, 2022 compared to $4.2 million in the prior year period.
Economic Non-compensation Expenses Fixed non-compensation expenses remained fairly flat for the three months ended September 30, 2022 compared with the prior year period. Variable non-compensation expenses are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities.
Economic Depreciation and Amortization Expenses remained fairly flat for the three months ended September 30, 2022 compared to the prior year period and relates to costs allocated from general company assets.

Economic Income and Economic Operating Income

	Three Months Ended September 30,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Pre-tax Economic Income (Loss)	$(23,786)	$(4,812)	$(18,974)	394%
Economic income tax expense	(6,184)	(1,256)	(4,928)	392%
Preferred stock dividends	204	221	(17)	(8)%
Economic Income (Loss)	(17,806)	(3,777)	(14,029)	371%
Add back: Depreciation and amortization expense, net of taxes	4	5	(1)	(20)%
Economic Operating Income (Loss)	$(17,802)	$(3,772)	$(14,030)	372%
Preferred Stock Dividends. On May 19, 2015, the Company completed its offering of 120,750 shares of Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.
Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
Total Economic Operating Income (Loss) was $71.0 million for the nine months ended September 30, 2022, a decrease of $168.7 million compared to Economic Operating Income (Loss) of $239.7 million in the prior year period. Total Economic Income (Loss) was $55.3 million for the nine months ended September 30, 2022 compared to Economic Income (Loss) of $229.6 million in the prior year period. Total Pre-tax Economic Income (Loss) was $81.6 million for the nine months ended September 30, 2022, a decrease of $237.7 million compared to Pre-tax Economic Income (Loss) of $319.3 million in the prior year period.
Economic Proceeds included in total Economic Income (Loss) were $941.1 million for the nine months ended September 30, 2022, a decrease of $495.5 million compared to $1,436.6 million in the prior year period. This was primarily related to a decrease in investment banking, incentive fees and investment income.
Operating Company Segment
Economic Proceeds

	Nine Months Ended September 30,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Economic Proceeds
Investment banking	$345,812	$770,533	$(424,721)	(55)%
Brokerage	551,888	558,178	(6,290)	(1)%
Management fees	62,738	59,448	3,290	6%
Incentive income (loss)	(26,220)	21,071	(47,291)	(224)%
Investment income (loss)	11,301	17,095	(5,794)	(34)%
Other income (loss) economic proceeds	18,060	7,150	10,910	153%
Total: Economic Proceeds	963,579	1,433,475	(469,896)	(33)%
Economic Interest Expense / (Income)	(5,331)	19,035	(24,366)	(128)%
Net Economic Proceeds	$968,910	$1,414,440	$(445,530)	(31)%
Economic Proceeds The Op Co segment economic proceeds included in Economic Income (Loss) were $963.6 million for the nine months ended September 30, 2022, a decrease of $469.9 million compared to $1,433.5 million in the prior year period.
Investment Banking Economic Proceeds decreased $424.7 million to $345.8 million for the nine months ended September 30, 2022 compared with $770.5 million in the prior year period. During the nine months ended September 30, 2022, the Company completed 26 underwriting transactions and 108 strategic advisory transactions, including 20 debt capital markets transactions. During the nine months ended September 30, 2021, the Company completed 147 underwriting transactions and 130 strategic advisory transactions including 16 debt capital markets transactions.
Brokerage Economic Proceeds decreased $6.3 million to $551.9 million for the nine months ended September 30, 2022, compared with $558.2 million in the prior year period. This was attributable to a decrease in Institutional Brokerage, primarily related to a decrease in Special Situations and Cross Asset Trading revenues offset by increases in Options and Non-USD commission. Institutional Services revenues increased, primarily Prime Services and Securities Finance. Customer trading volumes across the industry (according to Bloomberg) increased 5% for the nine month period ended September 30, 2022 compared to the prior year period.

Management Fees Economic Proceeds for the segment increased $3.3 million to $62.7 million for the nine months ended September 30, 2022 compared with $59.4 million in the prior year period. This decrease in management fees was primarily related to management fees earned from new investors entering the Cowen Sustainable funds in the first quarter of 2021 when, during the quarter, the fund had multiple capital raises offset partially by an increase in fees from the Cowen Healthcare investments funds.
Incentive Income (Loss) Economic Proceeds for the segment decreased $47.3 million to a loss of $26.2 million for the nine months ended September 30, 2022 compared with $21.1 million in the prior year period. This decrease was primarily related to a decrease in performance fees from our Cowen Sustainable and Cowen Healthcare investment funds.
Investment Income (Loss) Economic Proceeds for the segment decreased $5.8 million to $11.3 million for the nine months ended September 30, 2022 compared with $17.1 million in the prior year period. The decrease primarily relates to a decrease in performance investments across most of our strategies including activist, merchant banking, healthcare and merger offset partially with gains from our digital investments and portfolio hedges.
Other Income (Loss) Economic Proceeds for the segment increased $10.9 million to $18.1 million for the nine months ended September 30, 2022 compared with income of $7.2 million in the prior year period. The increase is primarily driven by an improved insurance result and foreign currency exchange rate gains from our non-USD transactions.
Economic Interest Expenses / (Income) were $(5.3) million for the nine months ended September 30, 2022, a decrease of expenses of $24.3 million compared with $19.0 million in the prior year period. The 2022 interest expense / (income) includes a gain from a mark-to-market adjustment on an interest rate swap used to offset interest on floating-rate debt.
Net Economic Proceeds were $968.9 million for the nine months ended September 30, 2022, a decrease of $445.5 million compared with $1,414.4 million in the prior year period.

Economic Expenses

	Nine Months Ended September 30,		Total Period-to-Period
	2022	2021	$ Change	% Change
Economic Expenses	(dollars in thousands)
Employee compensation and benefits	$541,956	$800,560	$(258,604)	(32)%
Non-Compensation Expense	298,763	265,582	33,181	12%
Depreciation & Amortization	21,158	13,700	7,458	54%
Non-Controlling Interest	1,812	4,171	(2,359)	(57)%
Total: Economic Expenses	$863,689	$1,084,013	$(220,324)	(20)%
Economic Expenses were $863.7 million for the nine months ended September 30, 2022, a decrease of $220.3 million compared with $1,084.0 million in the prior year period.
Economic Compensation Expenses were $542.0 million compared to $800.6 million in the prior year period. The decrease was due to lower revenues. The economic compensation-to-proceeds ratio increased to 56.2% compared to 55.8% in the prior year period.
Economic Non-compensation Expenses Fixed non-compensation expense increased $10.6 million to $126.9 million for the nine months ended September 30, 2022 compared with $116.3 million in the prior year period. The increase primarily related to an increase in professional and advisory fees and communication costs. Variable non-compensation expenses which primarily are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $22.6 million to $171.8 million for the nine months ended September 30, 2022 compared with $149.2 million in the prior year period. The increase is related to increased client services and business development costs as well as an increase in costs from our insurance and reinsurance businesses.
Economic Depreciation and Amortization Expenses increased to $21.2 million for the nine months ended September 30, 2022 compared with $13.7 million in the prior year period. The increase is primarily related to two acquisitions which closed during 2021.
Economic Non-controlling interests decreased by $2.4 million to $1.8 million for the nine months ended September 30, 2022 compared with $4.2 million in the prior year period. Non-controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.

Economic Income and Economic Operating Income

	Nine Months Ended September 30,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Pre-tax Economic Income (Loss)	$105,221	$330,427	$(225,206)	(68)%
Economic income tax expense	27,358	87,563	(60,205)	(69)%
Preferred stock dividends	4,432	4,364	68	2%
Economic Income (Loss)	73,431	238,500	(165,069)	(69)%
Add back: Depreciation and amortization expense, net of taxes	15,657	10,070	5,587	55%
Economic Operating Income (Loss)	$89,088	$248,570	$(159,482)	(64)%
Preferred Stock Dividends. On May 19, 2015, the Company completed its offering of 120,750 shares of Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.
Asset Co Segment

	Nine Months Ended September 30,		Total Period-to-Period
	2022	2021	$ Change	% Change
Economic Proceeds	(dollars in thousands)
Management fees	$700	$911	$(211)	(23)%
Incentive income (loss)	(11,632)	(1,148)	(10,484)	913%
Investment income (loss)	(11,545)	3,364	(14,909)	(443)%
Other income (loss) economic proceeds	1	(1)	2	(200)%
Total: Economic Proceeds	(22,476)	3,126	(25,602)	(819)%
Economic Interest Expense / (Income)	(991)	3,082	(4,073)	(132)%
Net Economic Proceeds	$(21,485)	$44	$(21,529)	(48,930)%
Economic Proceeds The Asset Co segment proceeds included in Economic Income (Loss) were a loss of $22.5 million for the nine months ended September 30, 2022, a decrease of $25.6 million compared with an income of $3.1 million in the prior year period.
Management Fees Economic Proceeds for the segment remained fairly flat for the nine months ended September 30, 2022 compared with the prior year period.
Incentive Income (Loss) Economic Proceeds for the segment increased the loss by $10.5 million to a loss of $11.6 million for the nine months ended September 30, 2022 compared with a loss of $1.1 million in the prior year period. This incentive income loss increase was related to a decrease in performance fees from the Company's multi-strategy business.
Investment Income (Loss) Economic Proceeds for the segment decreased $14.9 million to a loss of $11.5 million for the nine months ended September 30, 2022, compared with income of $3.4 million in the prior year period. The decrease primarily relates to unrealized losses of our Linkem investment driven by lower projected future cash flows and a decline in market value of comparables.
Economic Interest Expenses / (Income) were $(1.0) million for the nine months ended September 30, 2022, a decrease to expenses of $4.1 million compared with an income of $3.1 million in the prior year period. The 2022 interest expense included an allocation of a gain from a mark-to-market adjustment on an interest rate swap used to offset interest on floating-rate debt.
Net Economic Proceeds for the segment were a loss of $21.5 million for the nine months ended September 30, 2022, compared with a nominal amount in the prior year period.

Economic Expenses

	Nine Months Ended September 30,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Economic Expenses
Employee compensation and benefits	$2,003	$11,137	$(9,134)	(82)%
Non-Compensation Expense	110	13	97	746%
Depreciation & Amortization	18	15	3	20%
Total: Economic Expenses	$2,131	$11,165	$(9,034)	(81)%
Economic Expenses were $2.1 million for the nine months ended September 30, 2022, a decrease of $9.1 million compared to $11.2 million in the prior year period.
Economic Compensation Expenses were $2.0 million for the nine months ended September 30, 2022, a decrease of $9.1 million compared to $11.1 million in the prior year period. The decrease was due to lower total economic proceeds related to investment income (loss).
Economic Non-compensation Expenses Fixed non-compensation expense increased $0.1 million for the nine months ended September 30, 2022 compared with the prior year period. The increase is primarily related to professional, advisory and other fees. Variable non-compensation expenses, which remained consistent for the nine months ended September 30, 2022 compared with the prior year period, are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities.
Economic Depreciation and Amortization Expenses remained consistent for the nine months ended September 30, 2022 compared to the prior year period and relates to costs allocated from general company assets.
Economic Income and Economic Operating Income

	Nine Months Ended September 30,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Pre-tax Economic Income (Loss)	$(23,616)	$(11,121)	$(12,495)	112%
Economic income tax expense	(6,140)	(2,947)	(3,193)	108%
Preferred stock dividends	662	730	(68)	(9)%
Economic Income (Loss)	(18,138)	(8,904)	(9,234)	104%
Add back: Depreciation and amortization expense, net of taxes	13	15	(2)	(13)%
Economic Operating Income (Loss)	$(18,125)	$(8,889)	$(9,236)	104%
Preferred Stock Dividends. On May 19, 2015, the Company completed its offering of 120,750 shares of Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Reconciliation of US GAAP to Non-GAAP Measures for the three and nine months ended September 30, 2022 and 2021
The following tables reconciles total US GAAP Revenues to total Economic Proceeds for the three and nine months ended September 30, 2022 and 2021:

		(unaudited)
		Three Months Ended September 30, 2022
(Dollar amounts in thousands)		Investment Banking	Brokerage	Investment Income	Management Fees	Incentive Income	Interest and Dividends	Reinsurance premiums	Other revenues, net	Consolidated Funds Revenues	Other Income (Loss)	Total
Total US GAAP Revenues and Other Income (Loss)		$154,480	$135,516	$(31,974)	$16,655	$—	$147,884	$10,737	$376	$(22,883)	$(1,637)	$409,154
Management Presentation Reclassifications:
Underwriting expenses	a	(1,899)	—	—	—	—	—	—	—	—	—	(1,899)
Reimbursable client expenses	b	(3,222)	—	—	—	—	—	—	(260)	—	—	(3,482)
Securities financing interest expense	c	—	(2,254)	—	—	—	(26,267)	—	—	—	—	(28,521)
Fund start-up costs, distribution and other fees	d	—	—	—	(379)	—	—	—	(605)	—	—	(984)
Certain equity method investments	e	—	—	—	6,004	(3,095)	—	—	—	—	161	3,070
Carried interest	f	—	—	(9,443)	—	11,363	—	—	—	—	—	1,920
Proprietary trading, interest and dividends	g	—	(72,984)	48,641	—	(3,105)	(36,632)	—	8,705	—	24,478	(30,897)
Insurance related activities expenses	h	—	—	—	—	—	—	(10,737)	(2,379)	—	—	(13,116)
Facilitation trading gains and losses	i	—	111,819	(6,090)	—	—	(84,985)	—	—	—	(23,002)	(2,258)
Total Management Presentation Reclassifications:		(5,121)	36,581	33,108	5,625	5,163	(147,884)	(10,737)	5,461	—	1,637	(76,167)
Fund Consolidated Reclassifications	l	—	—	(15,079)	38	—	—	—	—	22,883	—	7,842
Total Economic Proceeds		$149,359	$172,097	$(13,945)	$22,318	$5,163	$—	$—	$5,837	$—	$—	$340,829

		(unaudited)
		Three Months Ended September 30, 2021
(Dollar amounts in thousands)		Investment Banking	Brokerage	Investment Income	Management Fees	Incentive Income	Interest and Dividends	Reinsurance premiums	Other revenues, net	Consolidated Funds Revenues	Other Income (Loss)	Total
Total US GAAP Revenues and Other Income (Loss)		$273,532	$131,371	$(64,301)	$15,334	$6	$45,978	$12,586	$(1,078)	$(1,191)	$4,266	$416,503
Management Presentation Reclassifications:
Underwriting expenses	a	(7,208)	—	—	—	—	—	—	—	—	—	(7,208)
Reimbursable client expenses	b	(3,706)	—	—	—	—	—	—	(389)	—	—	(4,095)
Securities financing interest expense	c	—	1,565	—	—	—	(30,417)	—	—	—	—	(28,852)
Fund start-up costs, distribution and other fees	d	—	(94)	—	(4,328)	—	—	—	(610)	—	—	(5,032)
Certain equity method investments	e	—	—	—	3,974	2,592	—	—	—	—	(4,575)	1,991
Carried interest	f	—	—	60,471	—	(60,263)	—	—	—	—	—	208
Proprietary trading, interest and dividends	g	—	8,523	(14,436)	—	(157)	(5,658)	—	1,341	—	12,381	1,994
Insurance related activities expenses	h	—	—	—	—	—	—	(12,586)	(586)	—	—	(13,172)
Facilitation trading gains and losses	i	—	19,121	(535)	—	—	(9,903)	—	1	—	(12,072)	(3,388)
Total Management Presentation Reclassifications:		(10,914)	29,115	45,500	(354)	(57,828)	(45,978)	(12,586)	(243)	—	(4,266)	(57,554)
Fund Consolidated Reclassifications	l	—	—	(1,226)	54	87	—	—	—	1,191	—	106
Total Economic Proceeds		$262,618	$160,486	$(20,027)	$15,034	$(57,735)	$—	$—	$(1,321)	$—	$—	$359,055

		(unaudited)
		Nine Months Ended September 30, 2022
(Dollar amounts in thousands)		Investment Banking	Brokerage	Investment Income	Management Fees	Incentive Income	Interest and Dividends	Reinsurance Premiums	Other Revenues, net	Consolidated Funds Revenues	Other Income (Loss)	Total
Total US GAAP Revenues and Other Income (Loss)		$356,191	$458,910	$26,110	$50,141	$633	$242,764	$36,336	$(7,198)	$(40,091)	$7,470	$1,131,266
Management Presentation Reclassifications:
Underwriting expenses	a	(3,047)	—	—	—	—	—	—	—	—	—	(3,047)
Reimbursable client expenses	b	(7,332)	—	—	—	—	—	—	(866)	—	—	(8,198)
Securities financing interest expense	c	—	(3,580)	—	—	—	(84,233)	—	—	—	—	(87,813)
Fund start-up costs, distribution and other fees	d	—	—	—	(1,119)	—	—	—	(1,896)	—	—	(3,015)
Certain equity method investments	e	—	—	—	14,279	3,269	—	—	—	—	(10,276)	7,272
Carried interest	f	—	—	39,707	—	(36,936)	—	—	—	—	—	2,771
Proprietary trading, interest and dividends	g	—	(60,388)	(38,739)	—	(4,818)	(53,661)	—	15,315	—	63,780	(78,511)
Insurance related activities expenses	h	—	—	—	—	—	—	(36,336)	12,706	—	—	(23,630)
Facilitation trading gains and losses	i	—	156,946	(842)	—	—	(104,870)	—	—	—	(60,974)	(9,740)
Total Management Presentation Reclassifications:		(10,379)	92,978	126	13,160	(38,485)	(242,764)	(36,336)	25,259	—	(7,470)	(203,911)
Fund Consolidated Reclassifications	l	—	—	(26,480)	137	—	—	—	—	40,091	—	13,748
Total Economic Proceeds		$345,812	$551,888	$(244)	$63,438	$(37,852)	$—	$—	$18,061	$—	$—	$941,103

		(unaudited)
		Nine Months Ended September 30, 2021
(Dollar amounts in thousands)		Investment Banking	Brokerage	Investment Income	Management Fees	Incentive Income	Interest and Dividends	Reinsurance Premiums	Other Revenues, net	Consolidated Funds Revenues	Other Income (Loss)	Total
Total US GAAP Revenues and Other Income (Loss)		$803,347	$444,168	$114,996	$56,071	$2,433	$167,539	$31,196	$2,612	$(3,843)	$22,958	$1,641,477
Management Presentation Reclassifications:
Underwriting expenses	a	(20,275)	—	—	—	—	—	—	—	—	—	(20,275)
Reimbursable client expenses	b	(12,539)	—	—	—	—	—	—	(972)	—	—	(13,511)
Securities financing interest expense	c	—	9,132	—	—	—	(121,073)	—	—	—	—	(111,941)
Fund start-up costs, distribution and other fees	d	—	(360)	—	(8,850)	—	—	—	(1,914)	—	—	(11,124)
Certain equity method investments	e	—	—	—	10,976	16,590	—	—	—	—	(21,298)	6,268
Carried interest	f	—	—	(768)	—	1,090	—	—	—	—	—	322
Proprietary trading, interest and dividends	g	—	34,870	(79,871)	—	(207)	(12,016)	—	1,070	—	34,148	(22,006)
Insurance related activities expenses	h	—	—	—	—	—	—	(31,196)	6,353	—	—	(24,843)
Facilitation trading gains and losses	i	—	70,368	(11,055)	—	—	(34,450)	—	—	—	(36,491)	(11,628)
Total Management Presentation Reclassifications:		(32,814)	114,010	(91,694)	2,126	17,473	(167,539)	(31,196)	4,537	—	(23,641)	(208,738)
Fund Consolidated Reclassifications	l	—	—	(2,843)	2,162	17	—	—	—	3,843	—	3,179
Income Statement Adjustments:
Acquisition related amounts	n	—	—	—	—	—	—	—	—	—	(3,855)	(3,855)
Debt extinguishment loss	p	—	—	—	—	—	—	—	—	—	4,538	4,538
Total Income Statement Adjustments:		—	—	—	—	—	—	—	—	—	683	683
Total Economic Proceeds		$770,533	$558,178	$20,459	$60,359	$19,923	$—	$—	$7,149	$—	$—	$1,436,601

The following table reconciles total US GAAP interest and dividends expense to total Economic Interest Expense for the three and nine months ended September 30, 2022 and 2021:

		(unaudited)
		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)		2022	2021	2022	2021
Total US GAAP Interest & Dividend Expense		$76,270	$43,035	$176,719	$163,749
Management Presentation Reclassifications:
Securities financing interest expense	c	(28,521)	(28,852)	(87,813)	(111,941)
Fund start-up costs, distribution and other fees	d	(129)	(1,088)	(2,337)	(2,257)
Proprietary trading gains and losses	g	(46,638)	(3,192)	(82,922)	(8,678)
Facilitation trading gains and losses	i	(2,258)	(3,388)	(9,740)	(11,628)
Total Management Presentation Reclassifications:		(77,546)	(36,520)	(182,812)	(134,504)
Income Statement Adjustments:
Accelerated debt costs	p	—	—	—	(5,557)
Amortization of discount/(premium) on debt	m	(76)	(26)	(229)	(1,571)
Total Income Statement Adjustments:		(76)	(26)	(229)	(7,128)
Total Economic Interest Expense		$(1,352)	$6,489	$(6,322)	$22,117

The following tables reconcile total US GAAP Expenses and non-controlling interests to total Economic Expenses for the three and nine months ended September 30, 2022 and 2021:

		(unaudited)
		Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
(Dollar amounts in thousands)		Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total	Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total
Total US GAAP		$203,878	$132,225	$(22,046)	$314,057	$201,686	$126,725	$(4,938)	$323,473
Management Presentation Reclassifications:
Underwriting expenses	a	—	(1,899)	—	(1,899)	—	(7,208)	—	(7,208)
Reimbursable client expenses	b	—	(3,482)	—	(3,482)	—	(4,095)	—	(4,095)
Fund start-up costs, distribution and other fees	d	—	(855)	—	(855)	—	(3,944)	—	(3,944)
Certain equity method investments	e	—	3,070	—	3,070	—	1,991	—	1,991
Carried interest	f	—	1,920	—	1,920	—	208	—	208
Proprietary trading, interest and dividends	g	—	1,607	14,134	15,741	—	478	4,708	5,186
Insurance related activities expenses	h	—	(13,116)	—	(13,116)	—	(13,172)	—	(13,172)
Associated partner/banker compensation	j	1,274	(1,274)	—	—	1,550	(1,550)	—	—
Management company non-Controlling interest	k	(348)	(478)	826	—	(348)	(868)	1,216	—
Total Management Presentation Reclassifications:		926	(14,507)	14,960	1,379	1,202	(28,160)	5,924	(21,034)
Fund Consolidated Reclassifications	l	—	(70)	7,912	7,842	—	(124)	230	106
Income Statement Adjustments:
Acquisition related adjustments	n	—	(7,694)	—	(7,694)	—	(1,007)	—	(1,007)
Contingent liability adjustments	n	—	(1,681)	—	(1,681)	—	(4,244)	—	(4,244)
Total Income Statement Adjustments:		—	(9,375)	—	(9,375)	—	(5,251)	—	(5,251)
Total Economic Expenses		$204,804	$108,273	$826	$313,903	$202,888	$93,190	$1,216	$297,294

		(unaudited)
		Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
(Dollar amounts in thousands)		Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total	Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total
Total US GAAP		$542,378	$343,262	$(16,896)	$868,744	$809,068	$347,787	$13,379	$1,170,234
Management Presentation Reclassifications:
Underwriting expenses	a	—	(3,047)	—	(3,047)	—	(20,275)	—	(20,275)
Reimbursable client expenses	b	—	(8,198)	—	(8,198)	—	(13,511)	—	(13,511)
Fund start-up costs, distribution and other fees	d	—	(678)	—	(678)	—	(8,867)	—	(8,867)
Certain equity method investments	e	—	7,272	—	7,272	—	6,268	—	6,268
Carried interest	f	—	2,771	—	2,771	—	322	—	322
Proprietary trading, interest and dividends	g	—	1,492	2,919	4,411	—	3,749	(17,077)	(13,328)
Insurance related activities expenses	h	—	(23,630)	—	(23,630)	—	(24,843)	—	(24,843)
Associated partner/banker compensation	j	2,626	(2,626)	—	—	3,672	(3,672)	—	—
Management company non-Controlling interest	k	(1,045)	(767)	1,812	—	(1,043)	(3,128)	4,171	—
Total Management Presentation Reclassifications:		1,581	(27,411)	4,731	(21,099)	2,629	(63,957)	(12,906)	(74,234)
Fund Consolidated Reclassifications	l	—	(229)	13,977	13,748	—	(519)	3,698	3,179
Income Statement Adjustments:
Acquisition related amounts	n	—	(7,852)	—	(7,852)	—	(1,324)	—	(1,324)
Contingent liability adjustments	n	—	12,279	—	12,279	—	(2,677)	—	(2,677)
Total Income Statement Adjustments:		—	4,427	—	4,427	—	(4,001)	—	(4,001)
Total Economic Expenses		$543,959	$320,049	$1,812	$865,820	$811,697	$279,310	$4,171	$1,095,178

The following table reconciles US GAAP Net Income (loss) Attributable to Cowen Inc. Common Stockholders to Pre-tax Economic Income (Loss), Economic Income (loss), and Economic Operating Income (loss) for the three and nine months ended September 30, 2022 and 2021:

		(unaudited)
		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)		2022	2021	2022	2021

US GAAP Net income (loss) attributable to Cowen Inc. common stockholders		$12,653	$36,105	$58,436	$225,536
Income Statement Adjustments:
US GAAP Income tax expense (benefit)	o	4,476	12,192	22,273	76,864
Amortization of discount (premium) on debt	m	76	26	229	1,571
Debt extinguishment gain (loss) and/or accelerated debt costs	p	—	—	—	10,095
Bargain purchase gain	n	—	—	—	(3,855)
Contingent liability adjustments	n	1,681	4,244	(12,279)	2,677
Acquisition related amounts	n	7,694	1,007	7,852	1,324
Preferred stock dividends	q	1,698	1,698	5,094	5,094
Pre-tax Economic Income (Loss)		28,278	55,272	81,605	319,306
Economic income tax expense		(7,353)	(13,855)	(21,218)	(84,616)
Preferred stock dividends		(1,698)	(1,698)	(5,094)	(5,094)
Economic Income (Loss)		$19,227	$39,719	$55,293	$229,596
Add back: Depreciation and amortization expense, net of taxes		5,176	3,553	15,670	10,085
Economic Operating Income (Loss)		$24,403	$43,272	$70,963	$239,681

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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. However, the Company’s assessment could be affected by various risks and uncertainties, including but not limited to, the effects of the COVID-19 pandemic. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of September 30, 2022, we had cash and cash equivalents of $909.8 million and net liquid investment assets of $1.3 billion, which includes cash and cash equivalents and short-term investments held by foreign subsidiaries as of September 30, 2022 of $245.4 million. The Company continues to permanently reinvest the capital and accumulated earnings of its subsidiaries in the United Kingdom, Malta, Germany, Switzerland, Israel, Canada, and Hong Kong.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid by March 15th.
As a clearing member firm providing services to certain of our brokerage customers, we are subject to cash deposit requirements with clearing organizations, brokers and banks that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers' trading activity and market volatility. At September 30, 2022, the Company had security deposits totaling $104.1 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures.
The Company may incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital.
Unfunded commitments
The following table summarizes unfunded commitments as of September 30, 2022:

Entity	Unfunded Commitments	Commitment term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	$6,168	2.3 years
Eclipse Ventures Fund I, L.P.	$28	2.3 years
Eclipse Fund II, L.P.	$18	3.3 years
Eclipse Continuity Fund I, L.P.	$12	4.3 years
Cowen Healthcare Investments III LP	$1,552	4.3 years
Cowen Healthcare Investments IV LP	$5,095	5.3 years
Cowen Sustainable Investments I LP	$12,772	7.3 years
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

Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of Series A Convertible Preferred Stock that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum, which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and paid a cash dividend in respect of the Series A Convertible Preferred Stock of $1.7 million and $5.1 million for the three and nine months ended September 30, 2022 and 2021.
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
Cowen and Company is also subject to certain net capital rule requirements under the Regulation 1.17 of the Commodity Futures Trading Commission ("CFTC") under Commodities Exchange Act (“CEA”) as an introducing broker. Under Regulation 1.17, Cowen and Company is required to maintain net capital equal to or in excess of $45,000 or the amount of net capital required by SEA Rule 15c3-1, whichever is greater. Additionally, as an options clearing member of the Options Clearing Corporation ("OCC") under OCC Rule 302, Cowen and Company is required to maintain net capital equal to the greater of $2.0 million or 2% of aggregate debit items. At September 30, 2022, Cowen and Company had $408.8 million of net capital in excess of its minimum requirements under SEA Rule 15c3-1.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. Cowen Financial Products, LLC ("Cowen Financial

Products") registered only with the SEC with an effective date of November 1, 2021 as a securities-based swap dealer and is not using models to compute its net capital. Under the rules there is a minimum net capital requirement for, among others, an entity that acts as a dealer in security-based swaps, which is the greater of $20 million or 2% of risk margin amount. The risk margin amount means the sum of (i) the total initial margin required to be maintained by the SEC securities-based swaps dealer at each clearing agency with respect to securities-based swaps transactions cleared for securities-based swap customers and (ii) the total initial margin amount calculated by the SEC securities-based swaps dealer swaps dealer with respect to non-cleared securities-based swaps under SEC rules. At September 30, 2022, Cowen Financial Products had $53.1 million of net capital in excess of its minimum requirements under SEA Rule 18a-1.
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
As of September 30, 2022, the regulatory net capital, minimum net capital requirement and excess net capital of U.S. regulated broker dealers and swap dealer together with the equivalent of capital requirements and compliance information for foreign broker dealers registered with the FCA and the SFC are presented as follows:

Subsidiary	Net Capital (a)	Net Capital Requirement (b)	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$414,034	$5,260	$408,774
ATM Execution	$7,586	$250	$7,336
Westminster	$27,887	$250	$27,637
Cowen Financial Products	$73,080	$20,000	$53,080
Cowen International Ltd (a)	$44,822	$16,644	$28,178
Cowen Execution Ltd (a)	$15,407	$4,387	$11,020
Cowen Asia (a)	$2,443	$382	$2,061
(a)The equivalent of Net Capital under FCA rules is referred as “capital resources” and under SFC rules is referred as “net liquid capital.” The equivalent of Minimum Net Capital Requirement under FCA rules is referred as “minimum capital resources" requirement and under SFC rules is referred as “net liquid capital requirement."
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
In accordance with the requirements of SEA Rule 15c3-3, Cowen and Company may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of September 30, 2022, Cowen and Company had segregated approximately $49.0 million of cash to satisfy the customer reserve provision of SEA Rule 15c3-3.
As a clearing and carrying broker-dealer, Cowen and Company is required to compute a reserve requirement for proprietary accounts of broker-dealers ("PAB"), as defined in SEA Rule 15c3-3. Cowen and Company performs a PAB reserve computation in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEA Rule 15c3-3. This allows each correspondent firm that uses Cowen and Company as its clearing broker-dealer to classify its PAB account assets held at Cowen and Company as allowable assets in the correspondent's net capital calculation. At September 30, 2022, Cowen and Company had $42.0 million of cash on deposit in PAB Reserve Bank Accounts. Cowen and Company and ATM Execution also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
Cowen Financial Products, as a registered securities based swap dealer, claims Rule 18a-4(f) exemption under the Securities Exchange Act of 1934 (the “Act”) with regard to its swap counterparties on the basis that it has provided sufficient notice to its swap counterparties of their respective rights to require segregation of funds or other property used to secure uncleared security based swaps pursuant to section 3E(f)(1)(A)-(B) of the Act (15 U.S.C. 78c-5(f)(1)(A)). Any margin collateral received and held by the security based swap dealer with respect to uncleared security-based swaps will not be subject to a segregation requirement. The notice outlines how a claim of those swap counterparties for the collateral would be treated in a bankruptcy or other formal liquidation proceeding of the security-based swap dealer.
Other Regulatory Requirements
Cowen Insurance Co and Cowen Re and Kelvin are individually required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Malta, Luxembourg and Guernsey, respectively. Each company's individual solvency capital ratio calculated at the end of each quarter must exceed a minimum requirement. As of December 31, 2021, the last testing date for Cowen Re and Kelvin, the solvency capital ratios were in excess of the minimum regulatory requirements. As of June 30, 2022, the last testing date for Cowen Insurance Co, the solvency capital ratio was in excess of the minimum regulatory requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen's captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of September 30, 2022. RCG Insurance Company’s capital and surplus as of September 30, 2022 totaled $4.5 million.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, realized returns on its own invested capital and borrowings on debt. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash provided by operating activities of $74.5 million for the nine months ended September 30, 2022 was primarily related to (i) an increase in proceeds from the sale of short investments offset by payments to cover short investments (ii) an increase from net income partially offset by (iii) an increase in compensation payable and (iv) an increase in stock loan. Net cash provided by operating activities of $472.3 million for the nine months ended September 30, 2021 was primarily related to (i) a decrease in securities owned, at fair value, held at broker dealer, (ii) an increase in payable to customers and (iii) an increase in stock loan.
Investing Activities.    Net cash provided by investing activities of $62.1 million for the nine months ended September 30, 2022 was primarily related to purchase of assets through acquisition, net of cash acquired partially offset by a decrease in securities purchased under agreements to resell. Net cash used in investing activities of $8.4 million for the nine months ended September 30, 2021 was primarily related to purchases of other investments only partially offset with the proceeds from sales of other investments.
Financing Activities.    Net cash used in financing activities for the nine months ended September 30, 2022 of $55.3 million was primarily related to (i) purchase of treasury stock (net of re-issue) and (ii) cash dividends paid and (iii) a decrease in contingent liability. Net cash used in financing activities for the nine months ended September 30, 2021 of $121.1 million was primarily related to (a) repayments on convertible debt as well as notes and other debt and (b) purchase of treasury stock only partially offset by an increase in borrowings on notes and other debt.
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
Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $0.7 million for the three months ended September 30, 2021,and $1.5 million for the nine months ended September 30, 2021, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and was amortized over the life of the December 2022 Convertible Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The Company recorded interest expense of $0.6 million for the three months ended September 30, 2021 and $1.3 million for the nine months ended September 30, 2021.
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, which is shown net in notes payable in the accompanying condensed consolidated statement of financial condition. To date the May 2024 Notes have maintained their initial private rating. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $1.4 million and $1.4 million for the three months ended September 30, 2022 and 2021 and $4.2 million and $4.2 million for the nine months ended September 30, 2022 and 2021, respectively. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in September 2019, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.

June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the "June 2033 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $1.9 million and $1.9 million for the three months ended September 30, 2022 and 2021 and $5.8 million and $5.8 million and for the nine months ended September 30, 2022 and 2021, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the "December 2027 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million for nine months ended September 30, 2021. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes in interest and dividends expense in the accompanying condensed consolidated statements of operations. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
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
Term Loan
March 2028 Term Loan
On March 24, 2021, the Company borrowed $300 million of first lien term loan due March 24, 2028. On December 15, 2021, the Company borrowed an additional $150 million first lien term loan under the same terms and conditions as, and fungible with, the initial first lien term loan (collectively, the “March 2028 Term Loan”). The aggregate amount borrowed under the March 2028 Term Loan is $450 million. The March 2028 Term Loan bears interest at an annual rate equal to, at the option of the Company, either the (a) London Inter-bank Offered Rate ("LIBOR") (adjusted for reserves and subject to a floor of 0.75%) plus a margin of 3.25% or (b) an alternate base rate plus a margin of 2.25%. The Company is required to pay amortization of approximately 1.00% per annum of the original principal amount of the March 2028 Term Loan. Additionally, the Company has entered into an interest rate swap to offset the floating interest rate of the March 2028 Term Loan (See Note 6). The obligations of the Company for the March 2028 Term Loan are guaranteed by certain of the Company’s wholly-owned domestic subsidiaries (excluding its broker-dealer subsidiaries) (the “Guarantors”) and secured by substantially all of the assets of the Company and the Guarantors, subject in each case to certain customary exceptions. The terms of the March 2028 Term Loan contain customary affirmative and negative covenants, subject to certain customary exceptions, thresholds, qualifications and “baskets”. Proceeds from the March 2028 Term Loan were used to (i) satisfy and discharge and redeem the Company’s 2027 Senior Notes, (ii) redeem the Company’s December 2022 Convertible Notes that remained outstanding as of March 31, 2021 and pay the cash settlement amount in connection with the conversion of December 2022 Convertible Notes prior to that redemption date, and (iii) for the payment of fees, commissions, premiums, expenses and other transaction costs (including original issue discount or upfront fees) payable in connection with the transactions related thereto. As of September 30, 2022, the outstanding principal amount of the March 2028 Term Loan was $443.2 million.
Interest expense for the March 2028 Term Loan was $5.1 million and $3.1 million for the three months ended September 30, 2022 and 2021 and $14.8 million and $6.3 million for the nine months ended September 30, 2022 and 2021, based on an effective interest rate of 4.46%. In March 2021, the Company capitalized debt issuance costs of approximately $6.6 million and initial unamortized discount of $1.5 million related to the March 2028 Term Loan which is a direct deduction from the carrying value of the debt and will be amortized over the life of the March 2028 Term loan in interest and dividends expense in the accompanying condensed consolidated statements of operations. In December 2021, the Company capitalized debt issuance costs of approximately $2.7 million and unamortized discount of $1.5 million related to the additional borrowing of $150 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the March 2028 Term loan in interest and dividends expense in the accompanying condensed consolidated statements of operations.

The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that all US Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative as of June 30, 2023. As the March 2028 Term Loan represents the Company’s only significant exposure to LIBOR, the transition to an alternative Inter-bank Offer Rate is not expected to have a material impact on Company's condensed consolidated financial statements.
Other Notes Payable
During January 2022, the Company borrowed $4.0 million to fund insurance premium payments. This note had an effective interest rate of 2.01% and is due in December 2022, with monthly payment requirements of $0.4 million. As of September 30, 2022, the outstanding balance note was $1.1 million. Interest expense for the three and nine months ended September 30, 2022 was insignificant.
On September 30, 2020, the Company borrowed $72.0 million from Purple Protected Asset S-81 ("PPA S-81"), a Luxembourg entity unrelated to Cowen. The Company repaid $60.0 million of the PPA S-81 loan in June 2021. The loan is payable on September 30, 2023, had an initial interest rate of 1.4 times the Secured Overnight Financing Rate ("SOFR") plus 6.07% until December 31, 2020 and 1.4 times the SOFR plus 5.8% until June 30, 2021 and 3.65 times the SOFR plus 4.0% thereafter with quarterly interest payments. The loan obligation, as well as a loan issued by Cowen to The Military Mutual Ltd (a United Kingdom company unrelated to Cowen) with principal of $28.4 million that was sold by Cowen Re to PPA S-81 at fair value for no gain or loss on September 30, 2020, are fully cash collateralized through a reinsurance policy provided by Cowen Re which is reflected in cash collateral pledged in the condensed consolidated statements of financial condition as of December 31, 2020 (see Notes 4 and 18). The Company capitalized debt issuance costs of approximately $1.7 million which is a direct deduction from the carrying value of the loan and will be amortized over the life of the loan in interest and dividends expense shown in the accompanying condensed consolidated statements of operations. The Company recorded interest expense $0.7 million and $0.5 million for the three months ended September 30, 2022 and 2021 and $1.7 million and $2.6 million for the nine months ended September 30, 2022 and 2021, respectively, related to its loan payable to PPA S-81.
During November 2019, the Company borrowed $2.6 million to fund general corporate capital expenditures. This note had an effective interest rate of 6% and is due in November 2024, with monthly payment requirements of $0.1 million. As of September 30, 2022, the outstanding balance on this note was $1.2 million. Interest expense for the three months ended September 30, 2022 and 2021 was insignificant. Interest expense for the nine months ended September 30, 2022 and 2021 was $0.1 million, respectively.
Finance Lease Obligations
The Company has entered into various finance leases for computer equipment. These finance lease obligations are included in notes payable and other debt in the accompanying condensed consolidated statements of financial condition.
For the nine months ended September 30, 2022 and 2021, quantitative information regarding the Company's finance lease obligations reflected in the accompanying condensed consolidated statements of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	$253	$324	$878	$951
Interest on lease liabilities	12	28	47	93

Weighted average remaining lease term - operating leases (in years)			1.51	1.88
Weighted average discount rate - operating leases			4.51%	4.72%
Letters of Credit
As of September 30, 2022, the Company has the following irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged cash collateral for reinsurance agreements which amounted to $123.9 million, as of September 30, 2022, and $44.1 million, as of December 31, 2021, which are expected to be released periodically as per the terms of the reinsurance policy.
.

Location	Amount	Maturity
	(dollars in thousands)
New York	$212	April 2023
New York	1,325	October 2022
Boston	193	March 2023
San Francisco	456	October 2025
	$2,186
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2022 and December 31, 2021 there were no amounts due related to these letters of credit.
Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of September 30, 2022:

	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment, Service and Facility Leases
Real Estate and Other Facility Rental	$95,905	$3,584	$46,664	$20,107	$25,550
Service Payments	68,386	10,888	41,537	8,604	7,357
Operating Equipment Leases	1,793	136	945	712	—
Total	166,084	14,608	89,146	29,423	32,907
Debt
Notes Payable	269,796	1,938	101,983	15,500	150,375
Term Loan	554,435	6,378	50,256	49,352	448,449
Finance Lease Obligation	833	170	600	63	—
Other Notes Payable	15,613	2,477	13,136	—	—
Total	$840,677	$10,963	$165,975	$64,915	$598,824
Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of September 30, 2022, are as follows:

	Notes Payable	Term Loan	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2022	$1,938	$6,378	$2,477	$170
2023	13,405	25,206	12,593	500
2024	88,578	25,050	543	100
2025	7,750	24,782	—	51
2026	7,750	24,570	—	12
Thereafter	150,375	448,449	—	—
Subtotal	269,796	554,435	15,613	833
Less (a)	(95,403)	(121,476)	(1,890)	(29)
Total	$174,393	$432,959	$13,723	$804
(a)Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the Company's convertible debt.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of September 30, 2022. However, through indemnification provisions in our clearing agreements, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreements, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
The Company consolidates investment funds for which it acts as the managing member/general partner and investment manager. At September 30, 2022, the Company consolidated Ramius Enterprise LP (“Enterprise LP”), an investment fund. At December 31, 2021, the Company consolidated the following investment funds: Enterprise LP and Cowen Private Investments LP ("Cowen Private").
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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. See Note 22 in our accompanying condensed consolidated financial statements for the quarter ended September 30, 2022 for further discussion.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 2q "Recent pronouncements" in our accompanying condensed consolidated financial statements for the nine months ended September 30, 2022.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the nine months ended September 30, 2022, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our 2021 Form 10-K. For a more detailed discussion concerning our market risk, see Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our 2021 Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of September 30, 2022.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for such period.
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
On September 27, 2022, a complaint, captioned Stein v. Cowen Inc., et al., Case No. 1:22-cv-08254, was filed in the United States District Court for the Southern District of New York by a purported Cowen stockholder, on September 28, 2022, a complaint, captioned O’Dell v. Cowen Inc., et al., Case No. 1:22-cv-08297, was filed in the United States District Court for the Southern District of New York by a purported Cowen stockholder, on September 29, 2022, a complaint, captioned Alberts v. Cowen Inc., et al., Case No. 1:22-cv-08319, was filed in the United States District Court for the Southern District of New York by a purported Cowen stockholder and on October 7, 2022, a complaint, captioned Bushansky v. Cowen Inc., et al., Case No. 1:22-cv-08551, was filed in the United States District Court for the Southern District of New York by a purported Cowen stockholder, in each case, naming as defendants the Company and members of the board of directors of the Company. The complaints allege, among other things, that the defendants filed or caused to be filed a materially incomplete and misleading preliminary proxy statement with the SEC relating to the Merger in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Company has also received certain stockholder disclosure demand letters.
Among other remedies, the complaints seek an order enjoining the defendants from proceeding with the Merger, requiring the defendants to disclose allegedly material information that was allegedly omitted from the proxy statement, rescinding the Merger to the extent already consummated or in the event that it is consummated or granting rescissory damages, awarding costs, including attorneys’ and expert fees and expenses, and granting such other and further relief as the court may deem just and proper.
The defendants believe that the complaints and demands are without merit and that no further disclosure is required to supplement the proxy statement under applicable laws. As of the date of this filing, Cowen was not aware of the filing of other lawsuits challenging the Merger or the proxy statement; however, such lawsuits may be filed in the future.
Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2021 Form 10-K, the quarterly period ended June 30, 2022 and this Form 10-Q. There have been no material changes from such previously disclosed risk factors except as noted below.

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
As disclosed elsewhere in this Quarterly Report on Form 10-Q, several lawsuits have been filed against the Company and our board of directors by several of our purported stockholders relating to the Merger and it is possible that additional lawsuits may be filed by our stockholders challenging the Merger.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
As of September 30, 2022, the Company's Board of Directors has a share repurchase program that, since its inception, has authorized the Company to purchase up to $466.4 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. The specific timing and amount of repurchases will vary depending on various factors, including, among others, market conditions and competing needs for the use of our capital.  We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1. During the three months ended September 30, 2022, the Company repurchased 150,000 shares, at an average price of $24.33 per share, of Cowen Class A common stock through the share repurchase program.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended September 30, 2022. Board approval of repurchases is based on dollar amount. As a result, the Company cannot estimate the number of shares that may yet be purchased.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month 7 (July 1, 2022 – July 31, 2022)
Common stock repurchases(1)	150,000	$24.33	150,000	$25,042,021
Employee transactions(2)	—	—	—	—
Other (3)	—	—	—	—
Total	150,000	$24.33	150,000

Month 8 (August 1, 2022 – August 31, 2022)
Common stock repurchases(1)	—	$—	—	$—
Employee transactions(2)	—	—	—	—
Other (3)	—	—	—	—
Total	—	$—	—

Month 9 (September 1, 2022 – September 30, 2022)
Common stock repurchases(1)	—	$—	—	$—
Employee transactions(2)	314,052	38.46	—	—
Other (3)	—	—	—	—
Total	314,052	$38.46	—

Total (July 1, 2022 – September 30, 2022)
Common stock repurchases(1)	150,000	$24.33	150,000	$25,042,024
Employee transactions(2)	314,052	38.46	—	—
Other (3)	—	—	—	—
Total	464,052	$33.89	150,000

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

3.1	Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 10-Q filed November 25, 2009).
3.2	Third Amended and Restated By-Laws of Cowen Inc. (previously filed as Exhibit 3.2 to the Form 10-Q filed August 2, 2022).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.3 to the Form 10-Q filed November 25, 2009).
3.4	Certificate of Designations of the Company for its Series A Cumulative Perpetual Preferred Stock (previously filed as Exhibit 3.1 to Form 8-K filed May 20, 2015).
3.5	Amendment to the Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 8-K filed December 5, 2016).
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 8-K filed on May 16, 2017)
3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 8-K filed June 28, 2022)
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104	Cover Page Interactive Data File - (formatted as inline XBRL and contained in Exhibit 101)

* Signifies management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN INC.
		By:	/s/ JEFFREY M. SOLOMON
		Name:	Jeffrey M. Solomon
		Title:	Chair and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	October 28, 2022	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)