Form 10-K
period 2022-12-31
COWEN INC.
filed 2023-02-28
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:	December 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:	001-34516
Cowen Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-0423711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of Class A common stock held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the Class A common stock on the NASDAQ Global Market on that date was $621,959,226.
As of February 27, 2023 there were 28,242,343 shares of the registrant's Class A common stock outstanding.
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
Research
As of December 31, 2022, we had a research team of more than 60 senior analysts covering about 975 stocks. Within our equity coverage universe, approximately 38% are healthcare companies, 24% are TMT (technology, media and telecom) companies, 12% are energy companies, 10% are capital goods, industrial and basic materials companies, and 15% are consumer companies. Our approach to research, underpinned by our marquee Ahead Of The Curve® Series reports, focuses our analysts' efforts toward delivering differentiated investment ideas and de-emphasizes maintenance research. We place significant emphasis on analyst collaboration, both within and between sectors. We sponsor a number of conferences every year that are focused on the sectors and sub-sectors our analysts cover. During these conferences we highlight our investment research and provide significant investor access to corporate management teams. We provide research through our broker-dealers in connection with our provision of brokerage services.
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
Human Capital
Our success depends on the talented, capable and dedicated team we have built, so we aim to attract and retain the best people by providing a strong, connected and inclusive culture. We strive to attract individuals who are smart, ambitious, work collaboratively and most importantly share our core values of vision, empathy, sustainability and tenacious teamwork.

As of December 31, 2022, we employed 1,534 employees: 1,264 in the U.S., 259 in Europe, and 11 in Asia (or Hong Kong). Our values help ensure that collaboration is a standard operating procedure for our employees across the globe.
Attracting and retaining talented people
We believe our focus on inclusion expands our thinking. We believe employees and candidates are drawn to our culture of teamwork and collaboration. We strive to keep people engaged by helping them thrive and build fulfilling long-term careers.
We reward and recognize our colleagues with competitive benefits packages that promote financial and physical wellbeing for everyone. Our compensation philosophy is founded on two essential principles:
1.Pay fairly and competitively relative to the industry and local labor market
2.Reward exceptional performance against expectations
Our highly competitive Investment Banking Summer Analyst program is an important channel for sourcing talent. Successful candidates attend one week of formal training followed by nine weeks working within our Investment Banking division. This program then feeds into our Full-Time Investment Banking Analyst Program – at least 80% of those who attend the Investment Banking Summer Analyst program are expected to go on to the full-time program.
In addition to Cowen’s Investment Banking Summer Analyst program, our Markets division offers a series of summer programs. The Cowen's Markets Summer Analyst Program provides our interns with exposure to senior experienced professionals through on-the-job training and department rotations including Institutional Research Sales, Sales Trading, Trading, Electronic Trading, and Options and Event Strategies. In addition to Cowen’s Markets Summer Analyst Program, we offer individual group focused summer internship programs with our Cross Asset Summer Analyst Program and Commission Management Services Internship Program.
We also offer entry-level opportunities in our Business Operations division through programs for interns and apprentices. Our Multiverse program aims to create a channel for high-potential young people to join the organization by providing an outstanding alternative to university and corporate training. We also offer our Year Up program in partnership with a non-profit dedicated to creating job pathways for young adults.
Our efforts have been rewarded with strong engagement and loyalty from our team members. In 2022, employee turnover rate was just 15% at a time when the US saw a sharp increase in colleagues leaving their jobs.
Building fulfilling careers
To support continuous development, we provide high-quality programs that challenge and grow with our colleagues. People have opportunities to pursue job-related professional qualifications in financial analysis and are supported to gain and maintain the licenses needed to work in the securities industry. We also offer a range of job-related seminars and continuing education courses for colleagues at all levels, including career development, time management, and health and wellness. Colleagues can continue their education and take advantage of tuition reimbursement.
In 2021 and 2022, we issued shares of Cowen Class A common stock to every eligible colleague. By giving our colleagues an ownership stake in the firm, we not only recognized their contribution to our success but gave them the opportunity to share in our future success.
Promoting Health, Safety and Wellness
Our employee benefits program is built around physical, mental and financial wellbeing, and designed to be inclusive for all members of our community. In 2022, we introduced two wellness days as part of our leave offerings to support employees and encourage them to take care of their physical and emotional well-being. We believe that when employees are happy and healthy, we can be more productive, innovative, and resilient. Colleagues can access mental health services and support via our mental health programs, which include virtual sessions and other tools that help employees build personal resilience in the face of adversity and stress.
We provide 12 weeks of paid Parental Leave to all eligible employees in connection with the birth, adoption or foster care placement of a child. Employees who experience a period of disability in connection with pregnancy or childbirth are eligible for additional 6 – 8 weeks of paid leave depending on method of delivery. We also offer back-up child and elder care programs to help meet last-minute family needs. In addition, colleagues can claim commuter benefits, and we match employee contributions to their 401(k).

We regularly examine our current benefit offering, consult with our benefits partners and solicit employee feedback to make sure our benefits package is meeting their needs. We also review various plan utilization analytics and any insights we capture are used to inform our employee benefits strategy.
Diversity, Equity & Inclusion
At Cowen, DE&I is a business imperative, built upon our core values – enabling us to excel and outperform. When it comes to DE&I, Cowen adopts a holistic approach, involving both systemic change to mitigate biases and advance inclusion through the use of metrics, governance, reporting, and accountability, as well as culture change to build awareness and to create an atmosphere of inclusion for all employees regardless of background.
Our empathetic and collaborative culture helps us harness the power of diversity to transform the status quo. We embrace different perspectives and recognize that inclusion expands our thinking to generate better outcomes for clients. We also know that if we are not actively including, then we may be accidentally excluding.
To that end, we are very intentional about our approach to diversity, equity and inclusion. We have embedded the principles of diversity, equity and inclusion throughout our HR policies and processes, actively engage our leaders in key initiatives, and promote diversity through recruitment initiatives, diversity programming and training and business resource groups.
This holistic approach to DE&I comprises three inter-connected focus areas: Talent, Culture, and Community.
Talent
Cowen is focused on building an inclusive talent pool through recruiting diverse talent and providing professional development, growth and visibility opportunities for diverse colleagues. We partner with an array of leading national organizations creating access to jobs in finance for underrepresented groups, and also offer mentoring programs and leadership development sessions.
Cowen’s 7 Business Resource Groups ("BRGs") bring together diverse colleagues and allies, providing opportunities for colleagues to foster cross-collaboration and partnerships across business units. Taken together, the Black, LGBTQ+, LatinX, Asian, Women, Veterans, and Volunteering communities engage 31% of Cowen employees. These employee-led business resource groups host a broad range of events to celebrate the power of diversity in all dimensions (race, gender, sexual orientation and identity) within our organization, including for Heritage Months. BRGs at Cowen are paired with executive sponsors from management and also partner with external organizations for networking and development purposes, and also support recruiting and volunteer programs
Culture
We pride ourselves on our empathetic and collaborative culture, where the power of diversity is harnessed to transform the status quo. Our focus on inclusion expands our thinking in order to generate better outcomes for clients, while striving to increase fairness and equity for our colleagues. We want our employees to feel that they can bring their full, authentic selves to work to make their fullest contribution to our business and to realize their aspirations. We measure the effectiveness of our DE&I efforts by listening and acting on feedback received from employees. Regular Inclusion Circles and Business Resource Group-hosted discussions provide a safe space for colleagues to learn, share and discuss current trends and themes around diversity and inclusion. We also monitor the diversity of our workforce to track our progress and identify opportunities for improvement.
We believe all individuals have a right to be treated with dignity and respect without discrimination or retaliation. An inclusive culture is one of Cowen’s hallmarks, and we our programs and initiative in DE&I are predicated on the belief that a culture of inclusion and belonging are fundamental to our performance.
We do not tolerate sexual harassment, offensive conduct or discrimination based on protected characteristics. We expect all colleagues to respect differences and strive to provide a work environment based on mutual respect that is free from harassment and discrimination. This expectation is communicated in detail via our Employee Handbook and a summarized on our website.
Community
We have an active Volunteer and Corporate Giving programs that encourage employee participation and contributions to causes aligned with Cowen’s DE&I strategy and organizational values. Cowen also supports partner organizations which advance social equity and justice causes aligned to our employee, corporate and client priorities. We also partner with a range of leading DE&I organizations to keep abreast of best practice and the latest thought leadership in the space.

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
Enacted on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was expansive in scope and led to the adoption of extensive regulations by the CFTC, the prudential regulators, the SEC and other governmental agencies. Since its adoption, the Dodd-Frank Act has had an impact on the costs associated with derivatives trading by the Company and its clients, including as a result of requirements that transactions be margined and trade reported.
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
The regulation of swaps and derivatives under the Dodd-Frank Act directly affects the manner by which our investment management businesses utilizes and trades swaps and other derivatives, and has generally increased the costs of derivatives trading conducted on behalf of our clients. The European Union ("EU") (and some other countries) are now in the process of implementing similar requirements that will affect derivatives transactions with a counterparty organized in that country or otherwise subject to that country's derivatives regulation. The mandatory minimum margin requirements for bilateral derivatives adopted by the U.S. government and the EU came into effect in March 2017 with respect to variation margin and was implemented through a phase-in compliance in respect to initial margin last September 1, 2022. Required margining of derivatives has affected our investment management businesses as these requirements generally increase costs associated with derivatives transactions and makes derivatives transactions more expensive.
Given our investment and insurance activities are carried out around the globe, we are subject to a variety of regulatory regimes that vary country by country. Our captive insurance companies are regulated by the New York State Department of Finance; our non-captive insurance company is regulated by the Malta Financial Services Authority and our reinsurance companies by the Luxembourg Commissariat aux Assurances and the Guernsey Financial Services Commission. Our captive insurance and reinsurance companies are regulated by both the New York State Department of Finance and the Luxembourg Commissariat aux Assurances, respectively. EU financial reforms included a number of initiatives to be reflected in new or updated directives and regulations, the most significant of which is the amendment to the pan-European regulatory regime, the Markets in Financial Instruments Directive ("MiFID II"), which went into effect in January 2018. MiFID II regulates the provision of investment services and activities throughout the European Economic Area. MiFID II requires that investment managers and investment advisers located in the EU "unbundle" research costs from commissions. As a result, investment firms subject to MiFID II may no longer pay for research using client commissions or "soft dollars." Going forward, such costs must be paid directly by the investment firm or through a research payment account funded by clients and governed by a budget that is agreed by the client. In the U.S., our investment management businesses expect to continue to pay for research using soft dollars consistent with applicable law. The change in regulations has also impacted the provisions of research by our U.S. broker-dealers. Because the acceptance of hard dollar payments would, under U.S. law, require registration as an investment adviser, our broker-dealers are requiring clients to continue to pay for research on a soft dollar basis unless the client is subject to MiFID II and we can rely on SEC no-action relief so as not to have to register as an investment adviser. The SEC no-action relief expires on July 3, 2023, unless further extended.
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
b.Volatility in the value of our assets and liabilities could adversely affect our results of operations and statement of financial condition.
c.We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters.
d.Our Opnet (formerly known as Linkem) and Polysign investment may not be successful and may adversely affect our results of operations or financial condition.
Human Capital Risk
a.Our businesses have traditionally relied on collaboration among our employees. Accordingly, our business could be adversely affected by a prolonged period of employees working remotely.
b.The loss of key senior personnel would have a material adverse effect on our businesses.

c.Employee misconduct could harm investor retention and could cause legal liability, reputational harm and loss of revenue.
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
j.We may be unable cover our exposure if a counterparty defaults under one of our derivative or non-derivative contracts.
k.We may suffer losses in connection with the insolvency of agents whose services we use and who may hold our investment funds’ assets.
l.Risk management activities may materially adversely affect the return on our investment funds' investments.
m.Our third party reinsurance business could expose us to losses.
n.Investments made by investment funds, including the investments of the Company’s own capital in the Company’s investment funds, is subject to risks that may have a material adverse effect on our revenues, net income and cash flow.
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
Liquidity Risks
a.We rely upon our subsidiaries for cash flows and servicing our debt and funding our necessary capital expenditures. We may not have sufficient cash flow to pay our substantial debt or to fund our necessary capital expenditures.
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

Merger Risks
a.The consummation of the proposed Toronto-Dominion Bank merger (the "Merger")is subject to a number of conditions, many of which are largely outside of the control of the parties to the Merger Agreement.
b.Failure to complete the Merger could adversely affect our stock price and business, results of operations or financial condition.
c.While the Merger is pending, we are subject to business uncertainties and certain contractual restrictions that could adversely affect our business, results of operations or financial condition.
d.The Company will incur substantial transaction fees and Merger-related costs in connection with the Merger that could adversely affect the business and operations of the Company if the Merger is not completed.
e.The termination fee and restrictions on solicitation contained in the Merger Agreement may discourage other companies from trying to acquire the Company.
f.Litigation against the Company, TD or the members of their respective boards, could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.
g.Uncertainty about the Merger may adversely affect the relationships between us and our clients, vendors and employees.
h.If the Merger is not consummated by August 1, 2023, either we or TD may terminate the Merger Agreement.
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
The Company invests a significant portion of its capital base to help drive results and facilitate growth of its investment management and investment bank businesses. As of December 31, 2022, the Company's invested capital amounted to a net value of $911.2 million (supporting a long market value of $1,048.1 million), representing approximately 86% of Cowen's stockholders' equity presented in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In accordance with US GAAP, we define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. US GAAP also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Changes in fair value are reflected in the statement of operations at each measurement period. Therefore, continued volatility in the value of the Company's investments and securities portfolios or other assets and liabilities, including investment funds, will result in volatility of the Company's results. We have experienced this type of volatility in prior periods. In addition, the investments made by the Company may not generate positive returns. As a result, changes in value or negative returns from investments made by the Company may have an adverse effect on the Company's financial condition or operations in the future.
Our investments in Opnet (formerly known as Linkem) and Polysign may not prove to be successful and may adversely affect our results of operations or financial condition.
As of December 31, 2022, we had an approximately $46.8 million investment in Opnet, the largest fixed wireless broadband service provider in Italy. Many factors, most of which are outside of our control, can affect Opnet's business, including the state of the Italian economy and capital markets in general, competition in the Italian telecommunications markets and other factors that directly and indirectly affect the results of operations, including the sales and profitability of Opnet, and consequently may adversely affect our results of operations or financial condition.
As of December 31, 2022, we had an approximately $57.2 million investment in PolySign, Inc., a company that develops state-of-the-art, secure, scalable infrastructure for financial institutions to fully leverage their digital assets. Many factors, most of which are outside of our control, can affect PolySign’s business, including the level of acceptance in the market of digital assets, regulation of digital assets, competition among companies vying to be the provider of choice for digital asset related infrastructure and other factors that directly and indirectly affect the results of operations, including the profitability of PolySign, and consequently may adversely affect our results of operations or financial condition.
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
The Company's brokerage business accounted for approximately 38.5% of the Company's revenues during 2022. Along with other firms, the Company has experienced price competition in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the pressure on trading commissions and spreads. We expect to continue to experience competitive pressures in these and other areas in the future as some of our competitors in the investment banking industry seek to obtain market share by competing on the basis of price or use their own capital to facilitate client trading activities. In addition, the Company faces pressure from larger competitors, who may be better able to offer a broader range of complementary products and services to clients in order to win their trading or prime brokerage business. We are committed to maintaining and improving the Company's comprehensive research coverage to support its brokerage business and the Company may be required to make additional investments in the Company's research capabilities.
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
We provide third party reinsurance coverage through our Luxembourg subsidiary, Cowen Reinsurance S.A (formerly “Hollenfels Re S.A.”) ("Cowen Re") and through our Guernsey subsidiary, Kelvin Re Limited (“Kelvin Re”). We have written polices relating to property and casualty, workers' compensation, general liability and construction performance bonds and may issue reinsurance policies relating to other types of insurance. Because we write reinsurance, the success of our underwriting efforts depends, in part, upon the policies, procedures and expertise of the ceding companies making the original underwriting decisions. We face the risk that these ceding companies may fail to accurately assess the risks that they assume initially, which, in turn, may lead us to inaccurately assess the risks we assume. If we fail to establish and receive appropriate premium rates or the claims we receive exceed the premiums and retrocession recoverables we are able to collect, we will suffer losses.
We may be unable to purchase retrocession reinsurance and our retrocession agreements subject us to third-party credit risk.
We may enter into retrocession agreements with third parties in order to limit our exposure to losses from the reinsurance coverage provided by Cowen Re and Kelvin Re. Changes in the availability and cost of retrocession reinsurance, which are subject to market conditions that are outside of our control, may reduce to some extent our ability to use retrocession reinsurance to balance exposures across our reinsurance operations. Accordingly, we may not be able to obtain our desired amounts of retrocession reinsurance. In addition, even if we are able to obtain such reinsurance, we may not be able to negotiate terms that we deem appropriate or acceptable or obtain such reinsurance from entities with satisfactory creditworthiness. While we seek to do business with creditworthy counterparties, if the parties who provide us with retrocession are not able to meet their obligations to us or fail to make timely payments under the terms of our retrocession agreements, we could be materially and adversely affected because we may remain liable under the terms.
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

Our operations rely heavily on the secure processing, storage and transmission of sensitive and confidential financial, personal and other information in our computer systems and networks. There have been several highly publicized cases involving financial services companies reporting the unauthorized disclosure of client or other confidential information in recent years, as well as cyber attacks involving theft, dissemination and destruction of corporate information or other assets, in some cases as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties. Like other financial services firms, we have been the target of attempted cyber attacks. Cyber attacks can originate from a variety of sources, including third parties affiliated with foreign governments, organized crime or terrorist organizations and malicious individuals both outside and inside a targeted company. Malicious actors may also attempt to compromise or induce our employees, clients or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent. Although cybersecurity incidents among financial services firms are on the rise, we are not aware of any material losses relating to cyber attacks or other information security breaches. However, the techniques used in these attacks are increasingly sophisticated, change frequently and are often not recognized until launched. Although we monitor the changing cybersecurity risk environment and seek to maintain a robust suite of authentication and layered information security controls, these controls could fail to detect, mitigate or remediate these risks in a timely manner. Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, ransomware, computer viruses and other malicious code, and other events that could damage to our reputation, and have an ongoing impact on the security and stability of our operations and expose us to class action lawsuits and regulatory investigation, action and penalties and significant liability.
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
We are party to a credit agreement (the "Credit Agreement") pursuant to which the lenders party thereto made available to us an initial term loan B in an aggregate principal amount of $300 million (the “Initial Term Loan”), an incremental term loan B in an aggregate principal amount of $150 million, fungible with the Initial Term Loan (the “Incremental Term Loan” and, together with the Initial Term Loan, the “Term Loan”) and a revolving credit facility with aggregate commitments of $25 million (with a $5 million sub-limit for the issuance of letters of credit) . As of December 31, 2022, the revolving credit facility was unfunded and $450 million was drawn under the Term Loan. The terms of the Credit Agreement contain a number of restrictive covenants that impose significant operating and financial restrictions on us and our restricted subsidiaries and may limit our ability to engage in actions that may be in our long-term best interest. The restrictive covenants include (subject to customary exceptions, thresholds, qualifications and “baskets”) restrictions on our ability to:
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
In general, the potential impacts related to Brexit or the terms of the developing economic and security relationship between the U.K. and the EU on the movement of goods, services, people and capital between the U.K. and the EU, customer behavior, economic conditions, interest rates, currency exchange rates, availability of capital or other matters are unclear and could adversely affect our businesses, including our revenues from our trading activities, particularly in Europe, and our results of operations and financial condition.
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
Merger Risks
The consummation of the Merger is subject to a number of conditions, many of which are largely outside of the control of the parties to the Merger Agreement, and, if these conditions are not satisfied or waived on a timely basis, the Merger Agreement may be terminated and the Merger may not be completed.
The obligation of the parties to consummate the Merger is subject to various conditions, including: (i) the receipt of the Requisite Regulatory Approvals (as defined in the Merger Agreement), which include expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act of 1976, approval of the Superintendent of Financial Institutions, approval of the Financial Industry Regulatory Authority and approvals from certain other U.S., Canadian and foreign regulatory authorities (subject to TD not being obligated to close if there is a Materially Burdensome Regulatory Condition (as defined in the Merger Agreement)); and (ii) the absence of any legal restraint or legal prohibition preventing or prohibiting the consummation of the Merger. In addition, each of the Company’s and TD’s obligation to consummate the Merger is subject to: (i) the accuracy of the representations and warranties of the other party (subject to customary materiality qualifiers) and (ii) the other party’s performance in all material respects of its covenants and obligations contained in the Merger Agreement. The failure to satisfy all of the required conditions could delay the completion of the Merger by a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause the parties to the Merger Agreement to not realize some or all of the benefits that are expected to be achieved if the Merger is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed within the expected timeframe or at all.
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
The Merger Agreement prohibits the Company from initiating, soliciting, knowingly encouraging or knowingly facilitating any competing acquisition proposals, subject to certain limited exceptions. The Merger Agreement also contains certain termination rights and provides that, if the Merger Agreement is terminated under certain circumstances, the Company will be required to pay TD a termination fee of $42,250,000 in cash. The termination fee and restrictions could discourage other companies from trying to acquire the Company even though those other companies might be willing to offer greater value to the Company’s stockholders than TD has offered in the Merger.
Litigation against the Company, TD or the members of their respective boards, could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.
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
In addition, as a result of the Merger, current and prospective employees could experience uncertainty about their future with us. These uncertainties may impair our ability to retain, recruit or motivate key management and other personnel.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our principal offices, all of which are leased, are located in New York City, Boston, San Francisco, Stamford and the United Kingdom.  Our other offices, all of which are leased, are located throughout the United States, Europe and Asia.  Our corporate headquarters are located in New York, New York comprise approximately 150,357 square feet of leased space pursuant to a lease agreement through 2029. Our additional New York locations are comprised of approximately 19,000 square feet pursuant to lease agreements through 2032.  We lease approximately 19,100 square feet of space in Boston pursuant to lease agreements expiring through 2023.  In San Francisco, we lease approximately 34,700 square feet of space, pursuant to lease agreements expiring through 2025. In Stamford, we lease approximately 43,000 square feet of space, pursuant to lease agreements expiring through 2030. Our United Kingdom offices are subject to lease agreements expiring through 2034.
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
In the ordinary course of business, the Company and Related Parties are also subject to governmental and regulatory examinations, information gathering requests (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Certain of our affiliates and subsidiaries are registered broker-dealers, futures commission merchants, investment advisers or other regulated entities and, in those capacities, are subject to regulation by various U.S., state and foreign securities, commodity futures and other regulators. In connection with formal and informal inquiries by these regulators, we receive requests and orders seeking documents and other information in connection with various aspects of our regulated activities. The Company is currently cooperating with the SEC in connection with an investigation of the Company’s business’ compliance with record preservation requirements relating to business communications and/or electronic messaging channels. The SEC is reportedly conducting similar investigations of record preservation practices at other broker-dealers and investment advisors.
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
The Company seeks to resolve all litigation and regulatory matters in the manner management believes is in the best interests of the Company and its shareholders, and contests liability, allegations of wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter. For many legal and regulatory matters, we are unable to estimate a range of reasonably possible loss.
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
Not Applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price Information and Stockholders
Our Class A common stock is listed and trades on the NASDAQ Global Market under the symbol "COWN." As of February 27, 2023, there were approximately 40 holders of record of our Class A common stock. This number does not include stockholders for whom shares were held in "nominee" or "street" name.
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
Issuer Purchases of Equity Securities: Sales of Unregistered Securities
As of December 31, 2022, the Company's Board of Directors has approved a share repurchase program that authorizes the Company to purchase up to $466.4 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. The specific timing and amount of repurchases will vary depending on various factors, including, among others, market conditions and competing needs for the use of our capital. We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1. During the year ended December 31, 2022, through the share repurchase program, the Company repurchased 1,069,002 shares of Cowen Class A common stock at an average price of $29.07 per share.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our Class A common stock during the year ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month 1 (January 1, 2022 – January 31, 2022)
Common stock repurchases(1)	379,002	$33.23	379,002	$43,526,497
Employee transactions(2)	—	$—	—	—
Other (3)	—	$—	—	—
Total	379,002	$33.23	379,002
Month 2 (February 1, 2022 – February 28, 2022)
Common stock repurchases(1)	30,000	$29.55	30,000	$42,639,886
Employee transactions(2)	—	$—	—	—
Other (3)	—	$—	—	—
Total	30,000	$29.55	30,000.00
Month 3 (March 1, 2022 – March 31, 2022)
Common stock repurchases(1)	389,300	$27.38	389,300	$31,979,581
Employee transactions(2)	374,149	$32.83	—	—
Other (3)	—	$—	—	—
Total	763,449	$30.05	389,300
Month 4 (April 1, 2022 – April 30, 2022)
Common stock repurchases(1)	120,700	$27.24	120,700	$28,691,809
Employee transactions(2)	23	$26.22	—	—
Other (3)	—	$—	—	—
Total	120,723	$27.24	—
Month 5 (May 1, 2022 – May 31, 2022)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Common stock repurchases(1)	—	$—	—	$28,691,809
Employee transactions(2)	164,490	$24.02	—	—
Other (3)	—	$—	—	—
Total	164,490	$24.02	—
Month 6 (June 1, 2022 – June 30, 2022)
Common stock repurchases(1)	—	$—	—	$28,691,809
Employee transactions(2)	12,537	$26.06	—	—
Other (3)	—	$—	—
Total	12,537	$26.06	—
Month 7 (July 1, 2022 – July 31, 2022)
Common stock repurchases(1)	150,000	$24.33	150,000	$25,042,021
Employee transactions(2)	—	$—	—	—
Other (3)	—	$—	—	—
Total	150,000	$24.33	150,000
Month 8 (August 1, 2022 – August 31, 2022)
Common stock repurchases(1)	—	$—	—	$—
Employee transactions(2)	—	$—	—	—
Other (3)	—	$—	—	—
Total	—	$—	—
Month 9 (September 1, 2022 – September 30, 2022)
Common stock repurchases(1)	—	$—	—	$—
Employee transactions(2)	314,052	$38.46	—	—
Other (3)	—	$—	—	—
Total	314,052	$38.46	—
Month 10 (October 1, 2022 – October 31, 2022)
Common stock repurchases(1)	—	$—	—	$—
Employee transactions(2)	—	$—	—	—
Other (3)	—	$—	—	—
Total	—	$—	—
Month 11 (November 1, 2022 – November 30, 2022)
Common stock repurchases(1)	—	$—	—	$—
Employee transactions(2)	203	$38.40	—	—
Total	203	$—	—
Month 12 (December 1, 2022 – December 31, 2022)
Common stock repurchases(1)	—	$—	—	$—
Employee transactions(2)	193,479	$38.42	—	—
Other (3)	—	$—	—	—
Total	193,479	$—	—

Total (January 1, 2022 – December 31, 2022)
Common stock repurchases(1)	1,069,002	$29.07	1,069,002	$25,042,024
Employee transactions(2)	1,058,933	$34.07	—	—
Other (3)	—	$—	—	—
Total	2,127,935	$31.56	1,069,002
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
•Investment performance.  Our revenues from incentive income and carried interest allocations are linked to the performance of the investment funds and accounts that we manage. Performance also affects assets under management ("AUM"), because AUM generally reflects, at least in part, the fair market value of the relevant assets. Additionally, performance may influence investors' decisions to make new allocations to our funds. Finally, performance can affect investor’s decisions to add or redeem capital from funds that allow for redemptions.
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
External Factors Impacting Our Business
Our financial performance is highly dependent on the environment in which our businesses operate. We believe a favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, stable inflation, stable interest rates, full employment, strong business profitability and high business and investor confidence. Unfavorable or uncertain economic or market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability (or increases in the cost of) credit and capital, increases in inflation or interest rates, exchange rate volatility, unfavorable global asset allocation trends, outbreaks of hostilities or other geopolitical instability, such as the ongoing war in Ukraine, corporate, political or other scandals that reduce investor confidence in the capital markets, global health crisis, such as the ongoing COVID-19 pandemic, or a combination of these or other factors. Until the COVID-19 pandemic subsides, we could experience reduced levels in certain of our investment banking activities, reduced revenues from incentive income in our investment management business and reduced investment income. Our businesses and profitability have been and may continue to be adversely affected by market conditions in many ways, including the following:
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
•Our investment management business can be adversely affected by unanticipated levels of requested redemptions from those funds or accounts that permit redemptions. We experienced significant levels of requested redemptions during the 2008 financial crisis and, while the environment for investing in investment management products has since improved, it is possible that we could intermittently experience redemptions above historical levels, regardless of investment fund performance.
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
•The Federal Reserve ("FED") announced intentions to increase the Federal Funds Rate over future periods continuing a process it began in 2022. The FED’s stated goal is to tighten financial conditions in order to fight the risk of continued inflation. The FED has also signaled a desire to maintain interest rates at a level significantly higher than markets have been accustomed to post the Great Financial Crisis of 2008. These changes in policy are intended to reduce inflation by slowing economic activity possibly leading to a recession. In the event the U.S. economy enters a period of economic contraction, during such period our investment banking revenues could be depressed, fund raising for our investment management business could be impaired with low or no incentive fee accruals and our balance sheet investments could decrease in value. While our markets business might not be adversely affected by an economic recession, our overall our results of operation could be negatively affected during such period.
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
Completion of the Merger is subject to customary closing conditions, including obtaining the Requisite Regulatory Approvals (as defined in the Merger Agreement) required to be obtained to consummate the transactions contemplated thereby (including the Merger) from the relevant U.S., Canadian and foreign regulatory authorities. Upon completion of the Merger, TD will become the owner of all the Company’s outstanding shares of Class A common stock, the Company will become a private company and the shares of Class A common stock of the Company will no longer be publicly listed or traded on the Nasdaq Global Market.
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
Pursuant to rules adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), the Company prepared and filed with the SEC, and thereafter mailed to its stockholders, a Schedule 14A Proxy Statement where additional information about the Merger can be found. On November 15, 2022, the holders of a majority of the outstanding Class A common stock of the Company outstanding and entitled to vote on the matter approved the adoption of the Merger Agreement.
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

The ownership interests in these funds which are not owned by the Company are reflected as redeemable and nonredeemable non-controlling interests in consolidated subsidiaries in the consolidated financial statements appearing elsewhere in this Form 10-K. The management fees and incentive income earned by the Company from these funds are eliminated in consolidation.The consolidated financial statements of the Company in this Form 10-K are prepared in accordance with Generally Accepted Accounting Principles in the United States ("US GAAP") as promulgated by the Financial Accounting Standards Board ("FASB") through Accounting Standards Codification (the "Accounting Standards") as the source of authoritative accounting principles in the preparation of financial statements and include the accounts of the Company, its subsidiaries, and entities in which the Company has a controlling financial interest or a substantive, controlling general partner interest. All material intercompany transactions and balances have been eliminated in consolidation.
Acquisition and Divestitures
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
On October 1, 2020, the Company, through its indirect wholly owned subsidiary, Cowen and Company LLC, completed its previously announced acquisition of certain assets and liabilities of MHT Partners, LP (“MHT Partners”). MHT Partners is an investment bank, based primarily in Dallas and San Francisco, focused on representing innovative companies in growing markets.
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
Investment Fund Performance and Assets Under Management
For the year ended December 31, 2022, the Company's activist and merger arbitrage strategies had positive results. The Company's healthcare royalty strategy is now making allocations from the strategy's fourth fund and closed on a new vehicle that permits recycling of capital. The Company’s healthcare investments strategy is now deploying capital from its fourth fund. Finally, our sustainable investing strategy continues to deploy capital, with four investments made as of December 31, 2022. The liquidation of certain multi-strategy hedge funds advised by the Company also continues.
As of December 31, 2022, the Company had assets under management of $14.5 billion.

Strategy	Healthcare Investments	Healthcare Royalties	Activism	Merger Arbitrage	Sustainable Investments	Other (a)
(dollars in millions)
AUM	$1,136	$3,455	$7,399	$206	$1,190	$1,129
Team
Private Equity	✓	✓			✓
Hedge Fund			✓	✓
Managed Account		✓	✓	✓	✓
UCITS				✓
Other						✓
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
As of December 31, 2022, the Company's invested capital amounted to a net value of $911.2 million (supporting a long market value of $1,048.1 million), representing approximately 86% of Cowen's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen's stockholders' equity as of December 31, 2022. The total net values presented in the table below do not tie to Cowen's consolidated statement of financial condition as of December 31, 2022 because they represent only some of the line items in the accompanying consolidated statement of financial condition.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Op Co
Broker-dealer capital and related trading	$713.2	67.0%
Public and Private Healthcare	32.1	3.0%
Liquid Alternative Trading	66.2	6.2%
Other	17.0	1.6%
Asset Co
Private Investments	82.7	7.8%
Total	911.2	85.6%
Cowen Inc. Stockholders' Equity	$1,064.2
The allocations shown in the table above will change over time.
Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) (which is a non-GAAP measure) of our Op Co and Asset Co segments follows the discussion of our total consolidated US GAAP results.

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

	Consolidated Statements of Operations
	Year Ended December 31,		Period to Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$494,842	$1,067,162	$(572,320)	(54)%
Brokerage	592,292	585,162	7,130	1%
Investment income (loss)
Securities principal transactions, net	112,829	122,110	(9,281)	(8)%
Portfolio fund principal transactions, net	(4,442)	338	(4,780)	(1,414)%
Carried interest allocations	(31,555)	5,059	(36,614)	(724)%
Total investment income (loss)	76,832	127,507	(50,675)	(40)%
Management fees	66,670	72,287	(5,617)	(8)%
Incentive income	646	2,732	(2,086)	(76)%
Interest and dividends	312,134	219,292	92,842	42%
Insurance and reinsurance premiums	36,522	39,631	(3,109)	(8)%
Other revenues, net	7,010	5,211	1,799	35%
Consolidated Funds revenues	(49,225)	(6,185)	(43,040)	(696)%
Total revenues	1,537,723	2,112,799	(575,076)	(27)%
Interest and dividends expense	259,126	211,387	47,739	23%
Total net revenues	1,278,597	1,901,412	(622,815)	(33)%
Expenses
Employee compensation and benefits	771,386	1,046,371	(274,985)	(26)%
Insurance and reinsurance claims, commissions and amortization of deferred acquisition costs	(12,260)	33,938	(46,198)	(136)%
Operating, general, administrative and other expenses	424,470	430,250	(5,780)	(1)%
Depreciation and amortization expense	27,725	19,004	8,721	46%
Consolidated Funds expenses	248	630	(382)	(61)%
Total expenses	1,211,569	1,530,193	(318,624)	(21)%
Other income (loss)
Net gains (losses) on other investments	9,613	35,494	(25,881)	(73)%
Bargain purchase gain, net of tax	—	3,855	(3,855)	NM
Gain/(loss) on debt extinguishment	—	(4,538)	4,538	NM
Total other income (loss)	9,613	34,811	(25,198)	(72)%
Income (loss) before income taxes	76,641	406,030	(329,389)	(81)%
Income tax expense (benefit)	10,786	102,039	(91,253)	(89)%
Net income (loss)	65,855	303,991	(238,136)	(78)%
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(10,603)	8,380	(18,983)	(227)%
Net income (loss) attributable to Cowen Inc.	76,458	295,611	(219,153)	(74)%
Preferred stock dividends	6,792	6,792	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$69,666	$288,819	$(219,153)	(76)%
Revenues
Investment Banking
Investment banking revenues decreased $572.4 million to $494.8 million for the year ended December 31, 2022 compared with $1,067.2 million in the prior year period. During the year ended December 31, 2022, the Company completed 48 underwriting transactions and 138 strategic advisory transactions, including 23 debt capital markets transactions. During the year ended December 31, 2021, the Company completed 190 underwriting transactions, 159 strategic advisory transactions and 20 debt capital markets transactions.

Brokerage
Brokerage revenues increased $7.1 million to $592.3 million for the year ended December 31, 2022 compared with $585.2 million in the prior year period. This was attributable to increases in Options, Non-USD, and Prime Services commission offset by decreases in Special Situations commissions. Customer trading volumes across the industry (according to Bloomberg) increased 5% for the year ended December 31, 2022 compared to the prior year.
Investment Income (loss)
Securities principal transactions, net
Securities principal transactions, net decreased $9.3 million to $112.8 million for the year ended December 31, 2022 compared with $122.1 million in the prior year period. The decrease in securities principal transactions, net was primarily attributable to the decrease in event strategy market making activity and unrealized losses of our Linkem investment driven by lower projected future cash flows and a decline in market value of comparables offset partially by a mark-to-market gain on an interest rate swap used to offset interest on floating-rate debt and an increase in the value of our investments in our digital business.
Portfolio fund principal transactions, net
Portfolio fund investment income (loss) decreased $4.7 million to a loss of $4.4 million for the year ended December 31, 2022 compared with $0.3 million in the prior year period. The decrease is primarily related to losses in merchant banking, private investments as well as our activist investments.
Carried interest allocations
Carried interest allocations decreased $36.7 million to a loss of $31.6 million for the year ended December 31, 2022 compared with an income of $5.1 million in the prior year period. The primary driver of the decrease was a decrease in allocations from our sustainable funds partially as well as a decrease in allocations from our healthcare funds.
Management Fees
Management fees decreased $5.6 million to $66.7 million for the year ended December 31, 2022 compared with $72.3 million in the prior year period. This decrease in management fees was primarily related to management fees earned from new investors entering the Cowen Sustainable funds in the first quarter of 2021 when, during the quarter, the fund had multiple capital raises as well as a decrease in fees from the Cowen Healthcare investments funds.
Incentive Income
Incentive income decreased $2.1 million to $0.6 million for the year ended December 31, 2022 compared with $2.7 million in the prior year period. This decrease was related to lower income earned in our Ramius Merger Fund LLC. Due to revenue recognition accounting standards the Company recognizes the majority of incentive income allocated to the Company as carried interest allocations, included in investment income (loss).
Interest and Dividends
Interest and dividends increased $92.8 million to $312.1 million for the year ended December 31, 2022 compared with $219.3 million in the prior year period. The increase in interest and dividends is primarily attributable to dividends receivable from event strategy market making activity and securities finance activity. The increase in the securities finance activity is due to higher customer demand which has created more matched book opportunities for international securities.
Insurance and Reinsurance Premiums
Insurance and reinsurance premiums decreased $3.1 million to $36.5 million for the year ended December 31, 2022 compared with $39.6 million in the prior year period. This decrease is driven by a decrease in premiums (net of reinsurance) in Cowen Re. and run-off premium adjustments from Kelvin Re Limited offset by an increase in net premiums from Cowen Insurance Company.
Other Revenues, net
Other revenues increased $1.8 million to $7.0 million for the year ended December 31, 2022 compared with $5.2 million in the prior year period. This primarily related to foreign currency exchange rate fluctuations from our Non-US Dollar transactions.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $43.0 million to a loss of $49.2 million for the year ended December 31, 2022 compared with a loss of $6.2 million in the prior year period. The decrease is due to the losses related the Enterprise LP fund primarily driven by unrealized losses of our Linkem investment driven by lower projected future cash flows and a decline in market value of comparables. The amounts shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Interest and Dividends Expense
Interest and dividends expense increased $47.7 million to $259.1 million for the year ended December 31, 2022 compared with $211.4 million in the prior year period. Interest and dividends amounts are primarily attributable to securities finance activities. There was an increase in the securities finance activity due to higher customer demand which has created more matched book opportunities for international securities.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses decreased $275.0 million to $771.4 million for the year ended December 31, 2022 compared with $1,046.4 million in the prior year period. The decrease is primarily due to $575.1 million lower total revenues as well as a decrease of $25.2 million in net gains (losses) on other investments during 2022 as compared to 2021 and thus resulting in a lower compensation and benefits accrual. The compensation to revenue ratio, including net gains (losses) on other investments was 49.9% for the year ended December 31, 2022, compared with 48.7% in the prior year period.
Insurance and Reinsurance Claims and Commissions
Insurance and reinsurance-related expenses decreased $46.2 million to a benefit of $12.3 million for the year ended December 31, 2022 compared with $33.9 million the prior year period. The decrease was caused, in the main, by a reduction in the overall claims provision realized by Kelvin Re Limited.
Operating, General, Administrative and Other Expenses
Operating, general, administrative and other expenses decreased $5.8 million to $424.5 million for the year ended December 31, 2022 compared with $430.3 million in the prior year period. The decrease is primarily related to the fair market value adjustments to the contingent consideration liabilities for previous acquisitions as well as a decrease in underwriting fees.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $8.7 million to $27.7 million for the year ended December 31, 2022 compared with $19.0 million in the prior year period. The increase is primarily related to two acquisitions which closed during 2021.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $0.4 million to $0.2 million for the year ended December 31, 2022 compared with $0.6 million in the prior year period. During the first quarter of 2022, the Company deconsolidated Cowen Private Investments LP as the fund was liquidated. During the first quarter of 2021, the Company deconsolidated Cowen Sustainable Investments I, LP due to the Company's ownership being diluted through a capital equalization event. The amounts shown under Consolidated Funds reflect the consolidated total performance for such investment funds, and the portion of those gains or losses that are attributable to other investors is allocated to non-controlling interests.
Other Income (Loss)
Other income (loss) decreased $25.2 million to $9.6 million for the year ended December 31, 2022 compared with $34.8 million in the prior year period. The decrease in other income (loss), which primarily represents our equity method investments, was primarily attributable to a decrease in performance in our activist investments and also the bargain purchase gain on an acquisition from the first quarter of 2021, offset partially by a loss on debt extinguishment.
Income Taxes
Income tax expense decreased $91.2 million to $10.8 million for the year ended December 31, 2022 compared with $102.0 million in the prior year period. This change is primarily attributable to the utilization of tax credits and the change in the Company’s income before income taxes in 2022 compared to 2021.
Net Income (Loss) Attributable to Non-controlling Interests
Net income (loss) attributable to non-controlling interests decreased $19.0 million to a loss of $10.6 million for the year ended December 31, 2022 compared with income of $8.4 million in the prior year period. The decrease is due to the losses related the Enterprise LP fund primarily driven by unrealized losses of our Linkem investment driven by lower projected future cash flows and a decline in market value of comparables. These losses are offset only partially by gains related to higher valuation in the Company's digital investment. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.

Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company accrued $6.8 million preferred stock dividends for the periods ended December 31, 2022, 2021 and 2020, respectively.
Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

	Consolidated Statements of Operations
	Year Ended December 31,		Period to Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$1,067,162	$769,486	$297,676	39%
Brokerage	585,162	524,361	60,801	12%
Investment income (loss)
Securities principal transactions, net	122,110	124,667	(2,557)	(2)%
Portfolio fund principal transactions, net	338	20,434	(20,096)	(98)%
Carried interest allocations	5,059	59,250	(54,191)	(91)%
Investment income (loss)	127,507	204,351	(76,844)	(38)%
Management fees	72,287	47,515	24,772	52%
Incentive income	2,732	592	2,140	361%
Interest and dividends	219,292	187,459	31,833	17%
Reinsurance premiums	39,631	30,147	9,484	31%
Other revenues, net	5,211	10,503	(5,292)	(50)%
Consolidated Funds revenues	(6,185)	(18,488)	12,303	(67)%
Total revenues	2,112,799	1,755,926	356,873	20%
Interest and dividends expense	211,387	187,725	23,662	13%
Total net revenues	1,901,412	1,568,201	333,211	21%
Expenses
Employee compensation and benefits	1,046,371	860,531	185,840	22%
Reinsurance claims, commissions and amortization of deferred acquisition costs	33,938	33,905	33	—%
Operating, general, administrative and other expenses	430,250	369,840	60,410	16%
Depreciation and amortization expense	19,004	22,677	(3,673)	(16)%
Consolidated Funds expenses	630	5,409	(4,779)	(88)%
Total expenses	1,530,193	1,292,362	237,831	18%
Other income (loss)
Net gains (losses) on other investments	35,494	18,879	16,615	88%
Bargain purchase gain, net of tax	3,855	—	3,855	NM
Gain/(loss) on debt extinguishment	(4,538)	2,719	(7,257)	NM
Total other income (loss)	34,811	21,598	13,213	61%
Income (loss) before income taxes	406,030	297,437	108,593	37%
Income tax expense (benefit)	102,039	90,373	11,666	13%
Net income (loss)	303,991	207,064	96,927	47%
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	8,380	(9,299)	17,679	(190)%
Net income (loss) attributable to Cowen Inc.	295,611	216,363	79,248	37%
Preferred stock dividends	6,792	6,792	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$288,819	$209,571	$79,248	38%
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
Other Revenues, net
Other revenues decreased $5.3 million to $5.2 million for the year ended December 31, 2021 compared with $10.5 million in the prior year period. This primarily related to foreign currency exchange rate fluctuations from our Non-US Dollar transactions.
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
Year Ended December 31, 2022 Compared with Year Ended December 31, 2021
Total Economic Operating Income (Loss) was $80.5 million for the year ended December 31, 2022, a decrease of $245.9 million compared to Economic Operating Income (Loss) of $326.4 million in the prior year period. Total Economic Income (Loss) was $60.0 million for the year ended December 31, 2022 compared to Economic Income (Loss) of $312.2 million in the prior year period. Total Pre-tax Economic Income (Loss) was $90.3 million for the year ended December 31, 2022, a decrease of $337.9 million compared to Pre-tax Economic Income (Loss) of $428.2 million in the prior year period.
Economic Proceeds included in total Economic Income (Loss) were $1,312.8 million for the year ended December 31, 2022, a decrease of $577.8 million compared to $1,890.6 million in the prior year period. This was primarily related to a decrease in investment banking and incentive fees.
Operating Company Segment
Economic Proceeds

	Year Ended December 31,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Economic Proceeds
Investment banking	$478,184	$1,025,688	$(547,504)	(53)%
Brokerage	719,208	728,525	(9,317)	(1)%
Management fees	82,681	79,255	3,426	4%
Incentive income (loss)	(12,678)	34,579	(47,257)	(137)%
Investment income (loss)	21,226	8,542	12,684	148%
Other income (loss) economic proceeds	57,299	7,942	49,357	621%
Total: Economic Proceeds	1,345,920	1,884,531	(538,611)	(29)%
Economic Interest Expense / (Income)	5,233	23,914	(18,681)	(78)%
Net Economic Proceeds	$1,340,687	$1,860,617	$(519,930)	(28)%
Economic Proceeds The Op Co segment economic proceeds included in Economic Income (Loss) were $1,345.9 million for the year ended December 31, 2022, a decrease of $538.6 million compared to $1,884.5 million in the prior year period.
Investment Banking Economic Proceeds decreased $547.5 million to $478.2 million for the year ended December 31, 2022 compared with $1,025.7 million in the prior year period. During the year ended December 31, 2022, the Company completed 48 underwriting transactions and 138 strategic advisory transactions, including 23 debt capital markets transactions. During the year ended December 31, 2021, the Company completed 190 underwriting transactions, 159 strategic advisory transactions and 20 debt capital markets transactions.
Brokerage Economic Proceeds decreased $9.3 million to $719.2 million for the year ended December 31, 2022, compared with $728.5 million in the prior year period. This was attributable to a decrease in Institutional Brokerage, primarily related to a decrease in Special Situations and Cross Asset Trading revenues offset by increases in Options, Non-US Dollar, and ADR revenues. Institutional Services revenues increased, primarily Prime Services and Securities

Finance. Customer trading volumes across the industry (according to Bloomberg) increased 5% for the year ended December 31, 2022 compared to the prior year.
Management Fees Economic Proceeds for the segment increased $3.4 million to $82.7 million for the year ended December 31, 2022 compared with $79.3 million in the prior year period. This increase in management fees was primarily related to an increase management fees from the Cowen Healthcare investments funds and activist funds offset partially by a decrease in fees when, in the first quarter of 2021, new investors were entering the Cowen Sustainable funds through multiple capital raises.
Incentive Income (Loss) Economic Proceeds for the segment decreased $47.3 million to a loss of $12.7 million for the year ended December 31, 2022 compared with $34.6 million in the prior year period. This decrease was primarily related to a decrease in performance fees from our Cowen Sustainable funds partially offset by an increase in performance fees from our Cowen Healthcare investment funds.
Investment Income (Loss) Economic Proceeds for the segment increased $12.7 million to $21.2 million for the year ended December 31, 2022 compared with $8.5 million in the prior year period. The increase primarily relates to gains from our digital investments and portfolio hedges offset partially by decreases in the performance of investments across most of our strategies including activist, merchant banking, healthcare and merger.
Other Income (Loss) Economic Proceeds for the segment increased $49.4 million to $57.3 million for the year ended December 31, 2022 compared with income of $7.9 million in the prior year period. The increase is primarily driven by an improved insurance result and foreign currency exchange rate gains from our Non-US Dollar transactions.
Economic Interest Expenses / (Income) were $5.2 million for the year ended December 31, 2022, a decrease of expenses of $18.7 million compared with $23.9 million in the prior year period. The 2022 interest expense / (income) includes a gain from a mark-to-market adjustment on an interest rate swap used to offset interest on floating-rate debt.
Net Economic Proceeds were $1,340.7 million for the year ended December 31, 2022, a decrease of $519.9 million compared with $1,860.6 million in the prior year period.

Economic Expenses

	Year Ended December 31,		Total Period-to-Period
	2022	2021	$ Change	% Change
Economic Expenses	(dollars in thousands)
Employee compensation and benefits	$772,202	$1,046,730	$(274,528)	(26)%
Non-Compensation Expense	412,192	359,577	52,615	15%
Depreciation & Amortization	27,702	18,982	8,720	46%
Non-Controlling Interest	2,314	5,314	(3,000)	(56)%
Total: Economic Expenses	$1,214,410	$1,430,603	$(216,193)	(15)%
Economic Expenses were $1,214.4 million for the year ended December 31, 2022, a decrease of $216.2 million compared with $1,430.6 million in the prior year period.
Economic Compensation Expenses were $772.2 million compared to $1,046.7 million in the prior year period. The decrease was due to lower revenues. The economic compensation-to-proceeds ratio increased to 57.4% compared to 55.5% in the prior year period.
Economic Non-compensation Expenses Fixed non-compensation expense increased $11.7 million to $171.8 million for the year ended December 31, 2022 compared with $160.1 million in the prior year period. The increase primarily related to an increase in professional and advisory fees and communication costs. Variable non-compensation expenses which primarily are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $40.9 million to $240.4 million for the year ended December 31, 2022 compared with $199.5 million in the prior year period. The increase is related to increased client services and business development costs, floor brokerage costs and an increase in costs from our insurance and reinsurance businesses.
Economic Depreciation and Amortization Expenses increased to $27.7 million for the year ended December 31, 2022 compared with $19.0 million in the prior year period. The increase is primarily related to two acquisitions which closed during 2021.
Economic Non-controlling interests decreased by $3.0 million to $2.3 million for the year ended December 31, 2022 compared with $5.3 million in the prior year period. Non-controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.

Economic Income and Economic Operating Income

	Year Ended December 31,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Pre-tax Economic Income (Loss)	$126,277	$430,014	$(303,737)	(71)%
Economic income tax expense	32,832	109,654	(76,822)	(70)%
Preferred stock dividends	5,943	5,841	102	2%
Economic Income (Loss)	87,502	314,519	(227,017)	(72)%
Add back: Depreciation and amortization expense, net of taxes	20,500	14,142	6,358	45%
Economic Operating Income (Loss)	$108,002	$328,661	$(220,659)	(67)%
Preferred Stock Dividends. On May 19, 2015, the Company completed its offering of 120,750 shares of Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.
Asset Co Segment

	Year Ended December 31,		Total Period-to-Period
	2022	2021	$ Change	% Change
Economic Proceeds	(dollars in thousands)
Management fees	$850	$1,200	$(350)	(29)%
Incentive income (loss)	(13,143)	(1,153)	(11,990)	1,040%
Investment income (loss)	(20,837)	6,014	(26,851)	(446)%
Other income (loss) economic proceeds	7	(2)	9	(450)%
Total: Economic Proceeds	(33,123)	6,059	(39,182)	(647)%
Economic Interest Expense / (Income)	283	3,779	(3,496)	(93)%
Net Economic Proceeds	$(33,406)	$2,280	$(35,686)	(1,565)%
Economic Proceeds The Asset Co segment proceeds included in Economic Income (Loss) were a loss of $33.1 million for the year ended December 31, 2022, a decrease of $39.2 million compared with an income of $6.1 million in the prior year period.
Management Fees Economic Proceeds for the segment remained fairly flat for the year ended December 31, 2022 compared with the prior year period.
Incentive Income (Loss) Economic Proceeds for the segment increased the loss by $12.0 million to a loss of $13.1 million for the year ended December 31, 2022 compared with a loss of $1.2 million in the prior year period. This incentive income loss increase was related to a decrease in performance fees from the Company's multi-strategy business.
Investment Income (Loss) Economic Proceeds for the segment decreased $26.8 million to a loss of $20.8 million for the year ended December 31, 2022, compared with income of $6.0 million in the prior year period. The decrease primarily relates to unrealized losses of our Linkem investment driven by lower projected future cash flows and a decline in market value of comparables.
Economic Interest Expenses / (Income) were $0.3 million for the year ended December 31, 2022, a decrease to expenses of $3.5 million compared with an income of $3.8 million in the prior year period. The 2022 interest expense included an allocation of a gain from a mark-to-market adjustment on an interest rate swap used to offset interest on floating-rate debt.
Net Economic Proceeds for the segment were a loss of $33.4 million for the year ended December 31, 2022, compared with income of $2.3 million in the prior year period.

Economic Expenses

	Year Ended December 31,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Economic Expenses
Employee compensation and benefits	$2,330	$3,871	$(1,541)	(40)%
Non-Compensation Expense	232	187	45	24%
Depreciation & Amortization	23	22	1	5%
Total: Economic Expenses	$2,585	$4,080	$(1,495)	(37)%
Economic Expenses were $2.6 million for the year ended December 31, 2022, a decrease of $1.5 million compared to $4.1 million in the prior year period.
Economic Compensation Expenses were $2.3 million for the year ended December 31, 2022, a decrease of $1.6 million compared to $3.9 million in the prior year period. The decrease was due to lower total economic proceeds related to investment income (loss).
Economic Non-compensation Expenses Fixed non-compensation expense remained consistent for the year ended December 31, 2022 compared with the prior year period. Variable non-compensation expenses, which remained consistent for the year ended December 31, 2022 compared with the prior year period, are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities.
Economic Depreciation and Amortization Expenses remained consistent for the year ended December 31, 2022 compared to the prior year period and relates to costs allocated from general company assets.
Economic Income and Economic Operating Income

	Year Ended December 31,		Total Period-to-Period
	2022	2021	$ Change	% Change
	(dollars in thousands)
Pre-tax Economic Income (Loss)	$(35,991)	$(1,800)	$(34,191)	1,900%
Economic income tax expense	(9,358)	(460)	(8,898)	1,934%
Preferred stock dividends	849	951	(102)	(11)%
Economic Income (Loss)	(27,482)	(2,291)	(25,191)	1,100%
Add back: Depreciation and amortization expense, net of taxes	17	16	1	6%
Economic Operating Income (Loss)	$(27,465)	$(2,275)	$(25,190)	1,107%
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

Operating Company Segment
Economic Proceeds

	Year Ended December 31,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Economic Proceeds
Investment banking	$1,025,688	$729,180	$296,508	41%
Brokerage	728,525	652,647	75,878	12%
Management fees	79,255	58,154	21,101	36%
Incentive income (loss)	34,579	83,435	(48,856)	(59)%
Investment income (loss)	8,542	37,786	(29,244)	(77)%
Other income (loss) economic proceeds	7,942	775	7,167	925%
Total: Economic Proceeds	1,884,531	1,561,977	322,554	21%
Economic Interest Expense / (Income)	23,914	24,519	(605)	(2)%
Net Economic Proceeds	$1,860,617	$1,537,458	$323,159	21%
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
Brokerage Economic Proceeds increased $75.9 million to $728.5 million for the year ended December 31, 2021, compared with $652.6 million in the prior year period. This was attributable to an increase in Institutional Brokerage, primarily Cash, Special Situations, and Non-US Dollar commission revenue. Customer trading volumes across the industry (according to Bloomberg) increased 4% for the year ended December 31, 2021 compared to the prior year period.
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
Economic Income and Economic Operating Income

	Year Ended December 31,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Pre-tax Economic Income (Loss)	$430,014	$334,985	$95,029	28%
Economic income tax expense *	109,654	—	109,654	NM
Preferred stock dividends	5,841	5,604	237	4%
Economic Income (Loss)	$314,519	$329,381	$(14,862)	(5)%
Add back: Depreciation and amortization expense	14,142	22,655	(8,513)	(38)%
Economic Operating Income (Loss)	$328,661	$352,036	$(23,375)	(7)%
* Economic Income (Loss) is presented net of associated taxes starting in the first quarter of 2021. The Company has utilized all available federal net operating losses not subject to limitation during 2020
Preferred Stock Dividends. On May 19, 2015, the Company completed its offering of 120,750 shares of Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Asset Co Segment
Economic Proceeds

	Year Ended December 31,		Total Period-to-Period
	2021	2020	$ Change	% Change
Economic Proceeds	(dollars in thousands)
Management fees	$1,200	$946	$254	27%
Incentive income (loss)	(1,153)	1,927	(3,080)	(160)%
Investment income (loss)	6,014	(8,564)	14,578	170%
Other income (loss) economic proceeds	(2)	5	(7)	(140)%
Total: Economic Proceeds	6,059	(5,686)	11,745	(207)%
Economic Interest Expense / (Income)	3,779	5,123	(1,344)	(26)%
Net Economic Proceeds	$2,280	$(10,809)	$13,089	(121)%
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
Economic Expenses

	Year Ended December 31,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Economic Expenses
Employee compensation and benefits	$3,871	$3,767	$104	3%
Non-Compensation Expenses	187	350	(163)	(47)%
Depreciation & Amortization	22	22	—	—%
Total: Economic Expenses	$4,080	$4,139	$(59)	(1)%

Economic Expenses remained fairly flat at $4.1 million for the year ended December 31, 2021 compared to the prior year period.
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
Economic Income and Economic Operating Income

	(unaudited)
	Year Ended December 31,		Total Period-to-Period
	2021	2020	$ Change	% Change
	(dollars in thousands)
Pre-tax Economic Income (Loss)	$(1,800)	$(14,948)	13,148	(88)%
Economic income tax expense *	(460)	—	(460)	NM
Preferred stock dividends	951	1,188	(237)	(20)%
Economic Income (Loss)	$(2,291)	$(16,136)	$13,845	(86)%
Add back: Depreciation and amortization expense	16	22	(6)	(27)%
Economic Operating Income (Loss)	$(2,275)	$(16,114)	$13,839	(86)%

* Economic Income (Loss) is presented net of associated taxes starting in the first quarter of 2021. The Company has utilized all available federal net operating losses not subject to limitation during 2020
Preferred Stock Dividends. On May 19, 2015, the Company completed its offering of 120,750 shares of Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Reconciliation of US GAAP to Non-GAAP Measures for the year ended December 31, 2022, 2021 and 2020
The following tables reconciles total US GAAP Revenues to total Economic Proceeds for the year ended December 31, 2022, 2021 and 2020:

		(unaudited)
		Year Ended December 31, 2022
(Dollar amounts in thousands)		Investment Banking	Brokerage	Investment Income	Management Fees	Incentive Income	Interest and Dividends	Reinsurance Premiums	Other Revenues, net	Consolidated Funds Revenues	Other Income (Loss)	Total
Total US GAAP Revenues and Other Income (Loss)		$494,842	$592,292	$76,832	$66,670	$646	$312,134	$36,522	$7,010	$(49,225)	$9,613	$1,547,336
Management Presentation Reclassifications:
Underwriting expenses	a	(4,914)	—	—	—	—	—	—	—	—	—	(4,914)
Reimbursable client expenses	b	(11,744)	—	—	—	—	—	—	(1,101)	—	—	(12,845)
Securities financing interest expense	c	—	(10,363)	—	—	—	(103,924)	—	—	—	—	(114,287)
Fund start-up costs, distribution and other fees	d	—	—	—	(1,513)	—	—	—	(2,445)	—	—	(3,958)
Certain equity method investments	e	—	—	—	18,208	7,135	—	—	—	—	(16,040)	9,303
Carried interest	f	—	—	31,555	—	(28,781)	—	—	—	—	—	2,774
Proprietary trading, interest and dividends	g	—	(55,407)	(67,956)	—	(4,821)	(98,139)	—	5,060	—	92,981	(128,282)
Insurance related activities expenses	h	—	—	—	—	—	—	(36,522)	48,782	—	—	12,260
Facilitation trading gains and losses	i	—	192,686	(7,547)	—	—	(110,071)	—	—	—	(86,554)	(11,486)
Total Management Presentation Reclassifications:		(16,658)	126,916	(43,948)	16,695	(26,467)	(312,134)	(36,522)	50,296	—	(9,613)	(251,435)
Fund Consolidated Reclassifications	l	—	—	(32,495)	166	—	—	—	—	49,225	—	16,896
Total Economic Proceeds		$478,184	$719,208	$389	$83,531	$(25,821)	$—	$—	$57,306	$—	$—	$1,312,797

		(unaudited)
		Year Ended December 31, 2021
(Dollar amounts in thousands)		Investment Banking	Brokerage	Investment Income	Management Fees	Incentive Income	Interest and Dividends	Reinsurance Premiums	Other Revenues, net	Consolidated Funds Revenues	Other Income (Loss)	Total
Total US GAAP Revenues and Other Income (Loss)		$1,067,162	$585,162	$127,507	$72,287	$2,732	$219,292	$39,631	$5,211	$(6,185)	$34,811	$2,147,610
Management Presentation Reclassifications:
Underwriting expenses	a	(24,978)	—	—	—	—	—	—	—	—	—	(24,978)
Reimbursable client expenses	b	(16,496)	—	—	—	—	—	—	(1,206)	—	—	(17,702)
Securities financing interest expense	c	—	8,006	—	—	—	(153,928)	—	—	—	—	(145,922)
Fund start-up costs, distribution and other fees	d	—	(361)	—	(9,190)	—	—	—	(2,633)	—	—	(12,184)
Certain equity method investments	e	—	—	—	15,142	25,802	—	—	—	—	(32,261)	8,683
Carried interest	f	—	—	(5,059)	—	5,486	—	—	—	—	—	427
Proprietary trading, interest and dividends	g	—	44,241	(92,900)	—	(494)	(19,233)	—	875	—	46,918	(20,593)
Insurance related activities expenses	h	—	—	—	—	—	—	(39,631)	5,693	—	—	(33,938)
Facilitation trading gains and losses	i	—	91,477	(11,034)	—	—	(46,131)	—	—	—	(50,151)	(15,839)
Total Management Presentation Reclassifications:		(41,474)	143,363	(108,993)	5,952	30,794	(219,292)	(39,631)	2,729	—	(35,494)	(262,046)
Fund Consolidated Reclassifications	l	—	—	(3,958)	2,216	(100)	—	—	—	6,185	—	4,343
Income Statement Adjustments:
Bargain purchase gain	n	—	—	—	—	—	—	—	—	—	(3,855)	(3,855)
Debt extinguishment loss	p	—	—	—	—	—	—	—	—	—	4,538	4,538
Total Income Statement Adjustments:		—	—	—	—	—	—	—	—	—	683	683
Total Economic Proceeds		$1,025,688	$728,525	$14,556	$80,455	$33,426	$—	$—	$7,940	$—	$—	$1,890,590

		(unaudited)
		Year Ended December 31, 2020
(Dollar amounts in thousands)		Investment Banking	Brokerage	Management Fees	Incentive Income	Investment Income	Interest and Dividends	Reinsurance Premiums	Other Revenues, net	Consolidated Funds Revenues	Other Income Gain/Loss	Total
Total US GAAP Revenues and Other Income (Loss)		$769,486	$524,361	$47,515	$592	$204,351	$187,459	$30,147	$10,503	$(18,488)	$21,598	$1,777,524
Management Presentation Reclassifications:
Underwriting expenses	a	(22,565)	—	—	—	—	—	—	—	—	—	(22,565)
Reimbursable client expenses	b	(17,741)	—	—	—	—	—	—	(1,099)	—	—	(18,840)
Securities financing interest expense	c	—	14,499	—	—	—	(142,997)	—	—	—	—	(128,498)
Fund start-up costs and distribution fees	d	—	(293)	(3,970)	—	—	—	—	(2,529)	—	—	(6,792)
Certain equity method investments	e	—	—	12,540	24,121	—	—	—	—	—	(28,347)	8,314
Carried interest	f	—	—	—	60,649	(61,367)	—	—	—	—	—	(718)
Proprietary trading gains and losses	g	—	79,955	—	—	(102,381)	(17,443)	—	(2,346)	—	9,468	(32,747)
Insurance related activities expenses	h	—	—	—	—	—	—	(30,147)	(3,759)	—	—	(33,906)
Facilitation trading gains and losses	i	—	34,125	—	—	(13,342)	(27,019)	—	—	—	—	(6,236)
Total Management Presentation Reclassifications:		(40,306)	128,286	8,570	84,770	(177,090)	(187,459)	(30,147)	(9,733)	—	(18,879)	(241,988)
Fund Consolidated Reclassifications	l	—	—	3,015	—	1,961	—	—	10	18,488	—	23,474
Income Statement Adjustments:
Debt extinguishment	p	—	—	—	—	—	—	—	—	—	(2,719)	(2,719)
Total Income Statement Adjustments:		—	—	—	—	—	—	—	—	—	(2,719)	(2,719)
Total Economic Proceeds		$729,180	$652,647	$59,100	$85,362	$29,222	$—	$—	$780	$—	$—	$1,556,291

The following table reconciles total US GAAP interest and dividends expense to total Economic Interest Expense for the year ended December 31, 2022, 2021 and 2020:

		(unaudited)
		Year Ended December 31,
(Dollar amounts in thousands)		2022	2021	2020
Total US GAAP Interest & Dividend Expense		$259,126	$211,387	$187,725
Management Presentation Reclassifications:
Securities financing interest expense	c	(114,287)	(145,922)	(128,498)
Fund start-up costs, distribution and other fees	d	(3,204)	(2,257)	—
Proprietary trading gains and losses	g	(124,324)	(12,515)	(18,850)
Facilitation trading gains and losses	i	(11,486)	(15,839)	(6,236)
Total Management Presentation Reclassifications:		(253,301)	(176,533)	(153,584)
Income Statement Adjustments:
Accelerated debt costs	p	—	(5,557)	—
Amortization of discount/(premium) on debt	m	(309)	(1,604)	(4,499)
Total Income Statement Adjustments:		(309)	(7,161)	(4,499)
Total Economic Interest Expense		$5,516	$27,693	$29,642

The following tables reconcile total US GAAP Expenses and non-controlling interests to total Economic Expenses for the year ended December 31, 2022, 2021 and 2020:

		(unaudited)
		Year Ended December 31, 2022				Year Ended December 31, 2021
(Dollar amounts in thousands)		Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total	Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total
Total US GAAP		$771,386	$440,183	$(10,603)	$1,200,966	$1,046,371	$483,822	$8,380	$1,538,573
Management Presentation Reclassifications:
Underwriting expenses	a	—	(4,914)	—	(4,914)	—	(24,978)	—	(24,978)
Reimbursable client expenses	b	—	(12,845)	—	(12,845)	—	(17,702)	—	(17,702)
Fund start-up costs, distribution and other fees	d	—	(754)	—	(754)	—	(9,927)	—	(9,927)
Certain equity method investments	e	—	9,303	—	9,303	—	8,683	—	8,683
Carried interest	f	—	2,774	—	2,774	—	427	—	427
Proprietary trading, interest and dividends	g	—	2,583	(6,541)	(3,958)	—	5,275	(13,353)	(8,078)
Insurance related activities expenses	h	—	12,260	—	12,260	—	(33,938)	—	(33,938)
Associated partner/banker compensation	j	4,509	(4,509)	—	—	5,621	(5,621)	—	—
Management company non-Controlling interest	k	(1,363)	(951)	2,314	—	(1,391)	(3,923)	5,314	—
Total Management Presentation Reclassifications:		3,146	2,947	(4,227)	1,866	4,230	(81,704)	(8,039)	(85,513)
Fund Consolidated Reclassifications	l	—	(248)	17,144	16,896	—	(630)	4,973	4,343
Income Statement Adjustments:
Acquisition related amounts	n	—	(16,293)	—	(16,293)	—	(6,593)	—	(6,593)
Contingent liability adjustments	n	—	13,560	—	13,560	—	(15,118)	—	(15,118)
Goodwill and/or other impairment	r	—	—	—	—	—	(1,009)	—	(1,009)
Total Income Statement Adjustments:		—	(2,733)	—	(2,733)	—	(22,720)	—	(22,720)
Total Economic Expenses		$774,532	$440,149	$2,314	$1,216,995	$1,050,601	$378,768	$5,314	$1,434,683

		(unaudited)
		Year Ended December 31, 2020
(Dollar amounts in thousands)		Employee Compensation and Benefits	Non-compensation US GAAP Expenses	Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	Total
Total US GAAP		$860,531	$431,831	$(9,299)	$1,283,063
Management Presentation Reclassifications:
Underwriting expenses	a	—	(22,565)	—	(22,565)
Reimbursable client expenses	b	—	(18,840)	—	(18,840)
Securities financing interest expense	c	—	—	—	—
Fund start-up costs and distribution fees	d	—	(6,792)	—	(6,792)
Certain equity method investments	e	—	8,314	—	8,314
Carried interest	f	—	(718)	—	(718)
Proprietary trading gains and losses	g	—	5,687	(19,584)	(13,897)
Insurance related activities expenses	h	—	(33,906)	—	(33,906)
Facilitation trading gains and losses	i	—	—	—	—
Associated partner/banker compensation	j	5,377	(5,377)	—	—
Management company non-Controlling interest	k	(1,388)	(5,504)	6,892	—
Total Management Presentation Reclassifications:		3,989	(79,701)	(12,692)	(88,404)
Fund Consolidated Reclassifications	l	—	(5,409)	28,883	23,474
Income Statement Adjustments:
Acquisition adjustments	n	—	(606)	—	(606)
Contingent liability adjustments	n	—	(8,492)	—	(8,492)
Goodwill and/or other impairment	r	—	(2,423)	—	(2,423)
Total Income Statement Adjustments:		—	(11,521)	—	(11,521)
Total Economic Expenses		$864,520	$335,200	$6,892	$1,206,612

The following table reconciles US GAAP Net Income (loss) Attributable to Cowen Inc. Common Stockholders to Pre-tax Economic Income (Loss), Economic Income (loss), and Economic Operating Income (loss) for the year ended December 31, 2022, 2021 and 2020:

		(unaudited)
		Year Ended December 31,
(Dollar amounts in thousands)		2022	2021	2020

US GAAP Net income (loss) attributable to Cowen Inc. common stockholders		$69,666	$288,819	$209,571
Income Statement Adjustments:
US GAAP Income tax expense (benefit)	o	10,786	102,039	90,373
Amortization of discount (premium) on debt	m	309	1,604	4,499
Goodwill and/or other impairment	r	—	1,009	2,423
Debt extinguishment gain (loss) and/or accelerated debt costs	p	—	10,095	—
Bargain purchase gain	n	—	(3,855)	(2,719)
Contingent liability adjustments	n	(13,560)	15,118	8,492
Acquisition related amounts	n	16,293	6,593	606
Preferred stock dividends	q	6,792	6,792	6,792
Pre-tax Economic Income (Loss)		90,286	428,214	320,037
Economic income tax expense		(23,474)	(109,194)	—
Preferred stock dividends		(6,792)	(6,792)	(6,792)
Economic Income (Loss)		$60,020	$312,228	$313,245
Add back: Depreciation and amortization expense, net of taxes		20,517	14,158	22,677
Economic Operating Income (Loss)		$80,537	$326,386	$335,922

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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. However, the Company’s assessment could be affected by various risks and uncertainties, including but not limited to, the effects of the COVID-19 pandemic. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of December 31, 2022, we had cash and cash equivalents of $1,139.7 million and net liquid investment assets of $1.5 billion, which includes cash and cash equivalents and short-term investments held by foreign subsidiaries as of December 31, 2022 of $258.8 million. The Company continues to permanently reinvest the capital and accumulated earnings of its subsidiaries in the United Kingdom, Malta, Germany, Switzerland, Israel, Canada, and Hong Kong.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid by March 15th.
As a clearing member firm providing services to certain of our brokerage customers, we are subject to cash deposit requirements with clearing organizations, brokers and banks that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers' trading activity and market volatility. At December 31, 2022, the Company had security deposits totaling $87.9 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures.
The Company may incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital.
Unfunded commitments
The following table summarizes unfunded commitments as of December 31, 2022:

Entity	Unfunded Commitments	Commitment term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	$6,064	2.0 years
Eclipse Ventures Fund I, L.P.	$28	2.0 years
Eclipse Fund II, L.P.	$12	3.0 years
Eclipse Continuity Fund I, L.P.	$10	4.0 years
Cowen Healthcare Investments III LP	$1,552	4.0 years
Cowen Healthcare Investments IV LP	$4,758	5.0 years
Cowen Sustainable Investments I LP	$8,729	7.0 years
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

Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of Series A Convertible Preferred Stock that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum, which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and paid a cash dividend in respect of the Series A Convertible Preferred Stock of $1.7 million and $6.8 million for the years ended December 31, 2022 and 2021.
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
Cowen and Company is also subject to certain net capital rule requirements under the Regulation 1.17 of the Commodity Futures Trading Commission ("CFTC") under Commodities Exchange Act (“CEA”) as an introducing broker. Under Regulation 1.17, Cowen and Company is required to maintain net capital equal to or in excess of $45,000 or the amount of net capital required by SEA Rule 15c3-1, whichever is greater. Additionally, as an options clearing member of the Options Clearing Corporation ("OCC") under OCC Rule 302, Cowen and Company is required to maintain net capital equal to the greater of $2.0 million or 2% of aggregate debit items. At December 31, 2022, Cowen and Company had $478.3 million of net capital in excess of its minimum requirements under SEA Rule 15c3-1.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. Cowen Financial Products, LLC ("Cowen Financial

Products") registered only with the SEC with an effective date of November 1, 2021 as a securities-based swap dealer and is not using models to compute its net capital. Under the rules there is a minimum net capital requirement for, among others, an entity that acts as a dealer in security-based swaps, which is the greater of $20 million or 2% of risk margin amount. The risk margin amount means the sum of (i) the total initial margin required to be maintained by the SEC securities-based swaps dealer at each clearing agency with respect to securities-based swaps transactions cleared for securities-based swap customers and (ii) the total initial margin amount calculated by the SEC securities-based swaps dealer swaps dealer with respect to non-cleared securities-based swaps under SEC rules. At December 31, 2022, Cowen Financial Products had $44.7 million of net capital in excess of its minimum requirements under SEA Rule 18a-1.
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
As of December 31, 2022, the regulatory net capital, minimum net capital requirement and excess net capital of U.S. regulated broker dealers and swap dealer together with the equivalent of capital requirements and compliance information for foreign broker dealers registered with the FCA and the SFC are presented as follows:

Subsidiary	Net Capital (a)	Net Capital Requirement (b)	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$482,309	$4,052	$478,257
ATM Execution	$5,775	$250	$5,525
Westminster	$21,440	$250	$21,190
Cowen Financial Products	$64,670	$20,000	$44,670
Cowen International Ltd (a)	$48,554	$13,592	$34,962
Cowen Execution Ltd (a)	$17,358	$7,022	$10,336
Cowen Asia (a)	$2,710	$384	$2,326
(a)The equivalent of Net Capital under FCA rules is referred as “capital resources” and under SFC rules is referred as “net liquid capital.” The equivalent of Minimum Net Capital Requirement under FCA rules is referred as “minimum capital resources requirement" and under SFC rules is referred as “net liquid capital requirement."
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
In accordance with the requirements of SEA Rule 15c3-3, Cowen and Company may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of December 31, 2022, Cowen and Company had segregated approximately $49.4 million of cash to satisfy the customer reserve provision of SEA Rule 15c3-3.
As a clearing and carrying broker-dealer, Cowen and Company is required to compute a reserve requirement for proprietary accounts of broker-dealers ("PAB"), as defined in SEA Rule 15c3-3. Cowen and Company performs a PAB reserve computation in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEA Rule 15c3-3. This allows each correspondent firm that uses Cowen and Company as its clearing broker-dealer to classify its PAB account assets held at Cowen and Company as allowable assets in the correspondent's net capital calculation. At December 31, 2022, Cowen and Company had $40.4 million of cash on deposit in PAB Reserve Bank Accounts. Cowen and Company and ATM Execution also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
Cowen Financial Products, as a registered securities based swap dealer, claims Rule 18a-4(f) exemption under the Securities Exchange Act of 1934 (the “Act”) with regard to its swap counterparties on the basis that it has provided sufficient notice to its swap counterparties of their respective rights to require segregation of funds or other property used to secure uncleared security based swaps pursuant to section 3E(f)(1)(A)-(B) of the Act (15 U.S.C. 78c-5(f)(1)(A)). Any margin collateral received and held by the security-based swap dealer with respect to uncleared security-based swaps will not be subject to a segregation requirement. The notice outlines how a claim of those swap counterparties for the collateral would be treated in a bankruptcy or other formal liquidation proceeding of the security-based swap dealer.
Other Regulatory Requirements
Cowen Insurance Co and Cowen Re and Kelvin are individually required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Malta, Luxembourg and Guernsey, respectively. Each company's individual solvency capital ratio calculated at the end of each regulatory determined period must exceed a minimum requirement. As of December 31, 2021, the last testing date for Cowen Re, the solvency capital ratio was in excess of the minimum regulatory requirement. As of September 30, 2022, the last testing date for Cowen Insurance Co and Kelvin, the solvency capital ratios were in excess of the minimum regulatory requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen's captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of December 31, 2022. RCG Insurance Company’s capital and surplus as of December 31, 2022 totaled $4.6 million.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, realized returns on its own invested capital and borrowings on debt. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash provided by operating activities of $171.6 million for the year ended December 31, 2022 was primarily related to (i) an increase in proceeds from the sale of short investments offset by payments to cover short investments (ii) an increase from net income (iii) and an increase in stock loan partially offset by (iii) an increase in compensation payable and an increase in securities sold, not yet purchased, at fair value, held at broker-dealer. Net cash provided by operating activities of $306.6 million for the year ended December 31, 2021 was primarily related to (i) Company net income, (ii) a decrease in securities owned, at fair value, (iii) an increase in proceeds from sales of securities owned, at fair value, (iv) increase in payable to customers and (v) a decrease in stock loan. Net cash provided by operating activities of $513.2 million for the year ended December 31, 2020 was primarily related to (i) Company net income, (ii) proceeds from securities owned, at fair value, held at broker-dealers (iii) increase in payable to customers offset partially by the decrease in purchases of securities owned, at fair value, the decrease in securities borrowed, and the decrease in receivable from brokers, dealers and clearing organizations.
Investing Activities.    Net cash provided by investing activities of $175.2 million for the year ended December 31, 2022 was primarily related to purchase of assets through acquisition, net of cash acquired partially offset by a decrease in securities purchased under agreements to resell. Net cash used in investing activities of $75.5 million for the year ended December 31, 2021 was primarily related to (i) purchases of other investments only partially offset with the proceeds from sales of other investments and (ii) purchases of assets through acquisition, net of cash acquired. Net cash used in investing activities of $43.0 million for the year ended December 31, 2020 was primarily related to the purchases of other investments only partially offset by the proceeds from sales of other investments.
Financing Activities.    Net cash used in financing activities for the year ended December 31, 2022 of $55.4 million was primarily related to (i) purchase of treasury stock (net of re-issue) (ii) cash dividends paid (iii) a decrease in contingent liability as well as (iv) an increase in repayments on notes and other debt . Net cash used in financing activities for the year ended December 31, 2021 of $15.7 million was primarily related to (i) borrowings on notes and other debt partially offset by repayments on notes and other debt and (ii) purchase of treasury stock and (iii) repayments on convertible debt. Net cash provided by financing activities for the year ended December 31, 2020 of $25.6 million was primarily related to (i) capital contributions by non-controlling interests in Consolidated Funds offset only partially by capital withdrawals by non-controlling interests in Consolidated Funds and (ii) borrowings on notes and other debt offset only partially by repayments on notes and other debt.

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
Amortization on the discount, included within interest and dividends expense in the accompanying consolidated statements of operations is $6.7 million and $4.6 million for the years ended December 31, 2021 and 2020, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and was amortized over the life of the December 2022 Convertible Notes in interest and dividends expense in the accompanying consolidated statements of operations. The Company recorded interest expense of $1.2 million and $4.0 million for the years ended December 31, 2021 and 2020, respectively.
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, which is shown net in notes payable in the accompanying consolidated statement of financial condition. To date the May 2024 Notes have maintained their initial private rating. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $5.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in September 2019, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes in interest and dividends expense in the accompanying consolidated statements of operations.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the "June 2033 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $7.7 million, $7.7 million and $7.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes in interest and dividends expense in the accompanying consolidated statements of operations.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the "December 2027 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million and $10.1 million for the years ended December 31, 2021 and 2020, respectively. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes in interest and dividends expense in the accompanying consolidated statements of operations. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
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
Term Loan
March 2028 Term Loan
On March 24, 2021, the Company borrowed $300 million of first lien term loan due March 24, 2028. On December 15, 2021, the Company borrowed an additional $150 million first lien term loan under the same terms and conditions as, and fungible with, the initial first lien term loan (collectively, the “March 2028 Term Loan”). The aggregate amount borrowed under the March 2028 Term Loan is $450 million. The March 2028 Term Loan bears interest at an annual rate equal to, at the option of the Company, either the (a) London Inter-bank Offered Rate ("LIBOR") (adjusted for reserves and subject to a floor of 0.75%) plus a margin of 3.25% or (b) an alternate base rate plus a margin of 2.25%. The Company is required to pay amortization of approximately 1.00% per annum of the original principal amount of the March 2028 Term Loan. Additionally, the Company has entered into an interest rate swap to offset the floating interest rate of the March 2028 Term Loan (See Note 6). The obligations of the Company for the March 2028 Term Loan are guaranteed by certain of the Company’s wholly-owned domestic subsidiaries (excluding its broker-dealer subsidiaries) (the “Guarantors”) and secured by substantially all of the assets of the Company and the Guarantors, subject in each case to certain customary exceptions. The terms of the March 2028 Term Loan contain customary affirmative and negative covenants, subject to certain customary exceptions, thresholds, qualifications and “baskets”. Proceeds from the March 2028 Term Loan were used to (i) satisfy and discharge and redeem the Company’s 2027 Senior Notes, (ii) redeem the Company’s December 2022 Convertible Notes that remained outstanding as of March 31, 2021 and pay the cash settlement amount in connection with the conversion of December 2022 Convertible Notes prior to that redemption date, and (iii) for the payment of fees, commissions, premiums, expenses and other transaction costs (including original issue discount or upfront fees) payable in connection with the transactions related thereto. As of December 31, 2022, the outstanding principal amount of the March 2028 Term Loan was $442.1 million.
Interest expense for the March 2028 Term Loan was $22.8 million and $9.7 million for the years ended December 31, 2022 and 2021, based on an effective interest rate of 4.46%. In March 2021, the Company capitalized debt issuance costs of approximately $6.6 million and initial unamortized discount of $1.5 million related to the March 2028 Term Loan which is a direct deduction from the carrying value of the debt and will be amortized over the life of the March 2028 Term loan in interest and dividends expense in the accompanying consolidated statements of operations. In December 2021, the Company capitalized debt issuance costs of approximately $2.7 million and unamortized discount of $1.5 million related to the additional borrowing of

$150 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the March 2028 Term loan in interest and dividends expense in the accompanying consolidated statements of operations.
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
Other Notes Payable
During January 2022, the Company borrowed $4.0 million to fund insurance premium payments. This note had an effective interest rate of 2.01% and was due in December 2022, with monthly payment requirements of $0.4 million. As of December 31, 2022, the note was fully repaid. Interest expense for the year ended December 31, 2022 was immaterial.
On September 30, 2020, the Company borrowed $72.0 million from Purple Protected Asset S-81 ("PPA S-81"), a Luxembourg entity unrelated to Cowen. The Company repaid $60.0 million of the PPA S-81 loan in June 2021. The loan is payable on September 30, 2023, had an initial interest rate of 1.4 times the Secured Overnight Financing Rate ("SOFR") plus 6.07% until December 31, 2020 and 1.4 times the SOFR plus 5.8% until June 30, 2021 and 3.65 times the SOFR plus 4.0% thereafter with quarterly interest payments. The loan obligation, as well as a loan issued by Cowen to The Military Mutual Ltd (a United Kingdom company unrelated to Cowen) with principal of $28.4 million that was sold by Cowen Re to PPA S-81 at fair value for no gain or loss on September 30, 2020, are fully cash collateralized through a reinsurance policy provided by Cowen Re which is reflected in cash collateral pledged in the consolidated statements of financial condition as of December 31, 2020 (see Notes 4 and 22). The Company capitalized debt issuance costs of approximately $1.7 million which is a direct deduction from the carrying value of the loan and will be amortized over the life of the loan in interest and dividends expense shown in the accompanying consolidated statements of operations. The Company recorded interest expense of $2.5 million, $3.0 million and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to its loan payable to PPA S-81.
During November 2019, the Company borrowed $2.6 million to fund general corporate capital expenditures. This note had an effective interest rate of 6% and is due in November 2024, with monthly payment requirements of $0.1 million. As of December 31, 2022, the outstanding balance on this note was $1.1 million. Interest expense for the years ended December 31, 2022, 2021 and 2020 was $0.1 million, respectively.
Finance Lease Obligations
The Company has entered into various finance leases for computer equipment. These finance lease obligations are included in notes payable and other debt in the accompanying consolidated statements of financial condition.
For the years ended December 31, 2022, 2021 and 2020, quantitative information regarding the Company's finance lease obligations reflected in the accompanying consolidated statements of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	$1,109	$1,274	$1,232
Interest on lease liabilities	58	116	171

Weighted average remaining lease term - operating leases (in years)	2.05	1.71	3.21
Weighted average discount rate - operating leases	5.39%	4.70%	4.88%
Letters of Credit
As of December 31, 2022, the Company has the following irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged cash collateral for reinsurance agreements which amounted to $119.5 million, as of December 31, 2022, and $44.1 million, as of December 31, 2021, which are expected to be released periodically as per the terms of the reinsurance policy.

Location	Amount	Maturity
	(dollars in thousands)
New York	$2,309	December 2023
Boston	382	November 2023
San Francisco	455	November 2023
	$3,146
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2022 and 2021 there were no amounts due related to these letters of credit.
Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of December 31, 2022:

	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment, Service and Facility Leases
Real Estate and Other Facility Rental	$93,702	$24,653	$34,231	$15,820	$18,998
Service Payments	68,477	32,919	24,930	6,528	4,100
Operating Equipment Leases	1,795	523	994	278	—
Total	163,974	58,095	60,155	22,626	23,098
Debt
Notes Payable	267,858	13,405	96,328	15,500	142,625
Term Loan	612,021	37,700	74,471	73,020	426,830
Finance Lease Obligation	721	458	185	78	—
Other Notes Payable	14,046	13,503	543	—	—
Total	$894,646	$65,066	$171,527	$88,598	$569,455
Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of December 31, 2022, are as follows:

	Notes Payable	Term Loan	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2023	$13,405	$37,700	$13,503	$458
2024	88,578	37,451	543	104
2025	7,750	37,020	—	81
2026	7,750	36,680	—	50
2027	7,750	36,340	—	28
Thereafter	142,625	426,830	—	—
Subtotal	267,858	612,021	14,046	721
Less (a)	(93,334)	(179,756)	(1,347)	(48)
Total	$174,524	$432,265	$12,699	$673
(a)Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the Company's convertible debt.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of December 31, 2022. However, through indemnification provisions in our clearing agreements, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreements, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.

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
The Company consolidates investment funds for which it acts as the managing member/general partner and investment manager. At December 31, 2022, the Company consolidated Ramius Enterprise LP (“Enterprise LP”), an investment fund. At December 31, 2021, the Company consolidated the following investment funds: Enterprise LP and Cowen Private Investments LP ("Cowen Private").
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
The Company and its operating subsidiaries act as the manager for the Consolidated Funds. Both the Company and the Consolidated Funds hold certain investments which are valued by the Company, acting as the investment manager. The fair value of these investment is based on their proportional rights of the underlying portfolio company and are valued using market quotations when readily available. When market quotations are unavailable or deemed not representative, the level 3 investments are valued using a market approach, an income approach, or a combination of both approaches. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future cash flows to a single present value. In following these approaches, the significant inputs and assumptions include the timing and expected amount of cash flows, the appropriateness of discount rates used, the premium ascribed to a controlling financial interest, selected equity volatilities and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. Significant judgment and estimation impact the selection of an appropriate valuation methodology as well as the assumptions used in these models, and the timing and actual values realized with respect to investments could be materially different from values derived based on the use of those estimates. The valuation methodologies applied impact the reported value of the Company's investments and the investments held by the Consolidated Funds in the consolidated financial statements. Certain of the Company's investments are relatively illiquid or thinly traded and may not be immediately liquidated on demand if needed. Fair values assigned to these investments may differ significantly from the fair values that would have been used had a ready market for the investments existed and such differences could be material.
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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the consolidated statements of operations. See Note 27 in our accompanying consolidated financial statements for the quarter ended December 31, 2022 for further discussion.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 2aa "Recent pronouncements" in our accompanying consolidated financial statements for the year ended December 31, 2022.
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
A 10% change in the fair value of the investments held by the Company's investment funds as of December 31, 2022 would result in a change of approximately $1.1 billion in our assets under management and would impact management fees by approximately $4.4 million on an annual basis. This number is an estimate. The amount would be dependent on the fee structure of the particular investment fund or funds that experienced such a change.
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
Credit risk
The Company clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company and the clearing brokers, the clearing brokers have the right to charge the Company for losses that result from a counterparty's failure to fulfill its contractual obligations. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, we believe there is no maximum amount assignable to this right. Accordingly, at December 31, 2022, the Company had recorded no liability.

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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of December 31, 2022.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that occurred during the Company's fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for such period.
Item 9B. Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance

DIRECTORS OF THE COMPANY

The number of directors currently serving on our Board of Directors is nine. The members of our Board of Directors are elected to serve a one-year term.
Set forth below is biographical information for each of the members of our Board of Directors. All ages are as of February 27, 2023.
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
Brett H. Barth. Age 51. Mr. Barth was elected to our Board on June 26, 2018. Mr. Barth co-founded BBR Partners in 2000 and is a Co-CEO, co-managing the firm and overseeing all investment and client activity. He has extensive experience vetting investment opportunities across the asset class spectrum and through a range of market environments, working with both traditional and alternative investment managers. Mr. Barth is also a member of BBR’s Executive Committee and Investment Committee. Prior to founding BBR, Mr. Barth was in the Equities Division of Goldman Sachs. Previously, he served in Goldman’s Equity Capital Markets groups in New York and Hong Kong. He began his career in Goldman Sachs’ Corporate Finance Department. Mr. Barth is an independent director of Golden Arrow Acquisition Corp (“GAMC”) and serves on GAMC’s Audit Committee. Mr. Barth is a trustee of the University of Pennsylvania as well as a member of the Board of Overseers of the Graduate School of Education. He previously served as both the Chair of the Penn Fund, the University of Pennsylvania’s undergraduate annual giving program, and as the Inaugural Chair of the Undergraduate Financial Aid Leadership Council. He is a member of the board and executive committee of the UJA-Federation of New York, he co-chairs the Annual Campaign and he serves on the endowment’s Investment Committee. Mr. Barth was awarded the Alan C. Greenberg Young Leadership Award by UJA-Federation of New York, Wall Street & Financial Services Division. In addition, Mr. Barth is a member of the Investment Advisory Counsel for Waycrosse, Inc., a premier multi-generational, single-family office based in Minneapolis, MN. Mr. Barth graduated summa cum laude with concentrations in Finance and Accounting from the Wharton School of the University of Pennsylvania. Mr. Barth provides the Board with extensive investment and wealth management expertise.
Katherine E. Dietze. Age 65. Ms. Dietze was appointed to our Board in June 2011 upon the completion of Cowen’s acquisition of LaBranche & Co., Inc., or LaBranche. Ms. Dietze was a member of LaBranche’s board of directors since January 2007. Ms. Dietze served as the Audit Committee Chair at LaBranche. Ms. Dietze spent over 20 years in the financial services industry prior to her retirement in 2005. From 2003 to 2005, Ms. Dietze was Global Chief Operating Officer for the Investment Banking Division of Credit Suisse First Boston. From 1996 to 2003, she was a Managing Director in Credit Suisse First Boston’s Telecommunications Group. Prior to that, Ms. Dietze was a Managing Director and Co-Head of the Telecommunications Group in Salomon Brothers Inc’s Investment Banking Division. Ms. Dietze began her career at Merrill Lynch Money Markets after which she moved to Salomon Brothers Inc. to work on money market products and later became a member of the Investment Banking Division. Ms. Dietze is a director, a member of the Governance Committee and Chair of the Finance Committee of Matthews International Corporation (MATW), a designer, manufacturer and marketer of memorialization products and brand solutions. Ms. Dietze was a member of the Board of Trustees for Liberty Property Trust, which was purchased by Prologis. Ms. Dietze holds a B.A. from Brown University and an M.B.A. from Columbia Graduate School of Business. Ms. Dietze provides the Board with extensive experience in Investment Banking management and corporate governance expertise as a public company director.
Gregg A. Gonsalves. Age 55. Mr. Gonsalves was appointed to our Board in April 2020. Mr. Gonsalves has been an advisory partner with Integrated Capital LLC, a leading, hotel-focused, private real estate advisory and investment firm since 2013. Prior to joining Integrated Capital, Mr. Gonsalves was a managing director at Goldman Sachs and was the partner responsible for the Real Estate Mergers & Acquisition business. In his 20-year career at Goldman Sachs, Mr. Gonsalves completed over 50 M&A transactions worth approximately $100 billion in deal value, working with a variety of companies in a wide range of industries. Mr. Gonsalves also serves on the public Boards of timberland REIT Rayonier Inc., and real estate REIT RREEF Property Trust, Inc., and recently served as Chairman of the Board of Cedar Realty Trust, a grocery anchored, publicly traded REIT, until its sale in 2022; he also serves on the private Boards of real estate REIT RREEF America REIT II, and POP Tracker LLC, a private start-up company focused on providing third party proof of performance to the out of home advertising industry. He began his career as a sales engineer at Mobil Oil Corporation from 1989 to 1991. Mr. Gonsalves received a B.S. from Columbia University and received an M.B.A. from Harvard Business School. Mr. Gonsalves is presently Chairman of the Board of Directors of the Jackie Robinson Foundation, where he has served as a Board member for approximately the past ten years. Mr. Gonsalves provides the Board with extensive investment banking and real estate investment experience.
Lorence H. Kim M.D.. Dr. Kim was appointed to our Board on February 15, 2022. Dr. Kim is currently the co-founder and managing partner of Ascenta Capital, a biotech venture capital firm. Previously, he was a Venture Partner at Third Rock Ventures. From April 2014 until June 2020, he served as Chief Financial Officer of Moderna, leading efforts to raise $4.4 billion of capital to build the company’s mRNA platform and a pipeline of novel medicines. At the time of his departure, Moderna had raised the three largest private financings and the largest IPO in biotech history. Dr. Kim joined Moderna after spending 14 years at Goldman Sachs, most recently as a Managing Director and co-head of the U.S. biotechnology investment banking effort. Dr. Kim currently serves as a member of the Boards of Directors of Revolution Medicines, a precision oncology company focused on developing targeted therapies to inhibit frontier targets in RAS-addicted cancers, AmerisourceBergen, a global pharmaceutical solutions leader, Flare Therapeutics, a biotechnology company targeting transcription factors to discover precision medicines for cancer and other diseases, and Abata Therapeutics, a company focused on translating the biology of regulatory T cells (Tregs) into transformational medicines for patients living with severe autoimmune and inflammatory diseases, and on the Board of Governors of the American Red Cross. He previously served on the Board of Seres Therapeutics. Dr. Kim graduated magna cum laude from Harvard University with a bachelor’s degree in biochemical sciences. He earned an M.B.A. in healthcare management as a Palmer Scholar from the Wharton School of the University of Pennsylvania and an M.D. from the University of Pennsylvania School of Medicine. Dr. Kim provides the Board with expertise and insight into matters such as investment banking, biotechnology corporate finance, oversight and strategy.
Steven Kotler. Age 76. Mr. Kotler was elected to our Board on June 7, 2010. Mr. Kotler currently serves as Vice Chairman of the private equity firm Gilbert Global Equity Partners, which he joined in 2000. Prior to joining Gilbert Global, Mr. Kotler, for 25 years, was with the investment banking firm of Schroder & Co. and its predecessor firm, Wertheim & Co., where he served in various executive capacities including President & Chief Executive Officer, and Group Managing Director and Global Head of Investment and Merchant Banking. Mr. Kotler is a director of CPM Holdings, an international agricultural process equipment company; and Co-Chairman of Birch Grove Capital, an asset management firm. Mr. Kotler is a member of the Council on Foreign Relations; and, from 1999 to 2002, was Council President of The Woodrow Wilson International Center for Scholars. Mr. Kotler has previously served as a Governor of the American Stock Exchange, The New York City Partnership and Chamber of Commerce’s Infrastructure and Housing Task Force, The Board of Trustees of Columbia Preparatory School; and, the Board of Overseers of the California Institute of the Arts. Mr. Kotler also previously served as a director of Cowen Holdings from

September 2006 until June 2007. Mr. Kotler provides the Board with extensive experience in leading an international financial institution and expertise in private equity.
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
Margaret L. Poster. Age 70. Ms. Poster was appointed to our Board in April 2019. Ms. Poster is a Principal at MSP Advisors LLC. Ms. Poster served as Executive Managing Director, Co-Lead Legal Sector Advisory Group from 2019 through 2022. Ms. Poster served as Chief Operating Officer and Managing Director of Willkie Farr & Gallagher LLP from 1991 through 2018. Ms. Poster formerly served as President of Workbench, Inc., Chief Financial Officer of Barnes & Noble Bookstores Inc. and Chief Financial Officer of the Jewelry & Sporting Good Division at W.R. Grace & Co. Ms. Poster began her career as an auditor at PricewaterhouseCoopers LLP. Ms. Poster was a Director of Generation Citizen, where she was the Chair of the Finance Committee and Audit Committee, and was a trustee of Blythedale Children’s Hospital from 1992 until 2011. Ms. Poster is a certified public accountant and received a Masters of Business Administration from Harvard Business School. Ms. Poster provides the Board with comprehensive operating and public accounting experience.
Douglas A. Rediker. Age 62. Mr. Rediker was appointed to our Board in April 2015. Mr. Rediker is the Managing Partner of International Capital Strategies, LLC, a policy and markets advisory boutique based in Washington, D.C. Until 2012, he was a member of the Executive Board of the International Monetary Fund representing the United States. He has held senior and visiting fellowships at Brookings, the Peterson Institute for International Economics and at the New America Foundation. He has written extensively and testified before Congress on the subject of state capitalism, global finance, Sovereign Wealth Funds and other issues surrounding the relationship between international economic policy, financial markets, global capital flows and foreign policy. Mr. Rediker previously served as a senior investment banker and private equity investor for a number of investment banks, including Salomon Brothers, Merrill Lynch and Lehman Brothers. Mr. Rediker began his career as an attorney with Skadden Arps in New York and Washington, D.C. Mr. Rediker’s experience on global macro issues provides the Board with expertise relating to capital markets, the economy and global governance.
EXECUTIVE OFFICERS OF THE COMPANY
Biographies of the current executive officers of the Company are set forth below, excluding Mr. Solomon’s biography, which is included under “Directors of the Company” above. Each executive officer serves at the discretion of the Board.
John Holmes. Age 59. Mr. Holmes serves as Chief Operating Officer and serves as a member of the Management Committee of Cowen. Mr. Holmes previously served as the Company’s Chief Administrative Officer and was appointed an executive officer in May 2013. Mr. Holmes was the Head of Technology and Operations at Cowen following the merger between Cowen and Company and Cowen Investment Management (formerly Ramius). Mr. Holmes joined Cowen Investment Management in June 2006 as Global Head of Operations. Prior to joining Cowen Investment Management, Mr. Holmes was Global Head of the Equity Product Team at Bank of America Securities. Mr. Holmes has also held senior operations management positions at Deutsche Bank, Credit Lyonnais and Kidder Peabody. His experience includes treasury, foreign exchange, equity, fixed income & derivative operations. Mr. Holmes is NASD licensed as a General Securities Representative, General Securities Principal and a Financial & Operations Principal.
Stephen A. Lasota. Age 60. Mr. Lasota serves as Chief Financial Officer of Cowen and serves as a member of the Management Committee of Cowen. Mr. Lasota was appointed Chief Financial Officer in November 2009. Prior to the consummation of the business combination of Cowen Holdings and Cowen Investment Management (formerly Ramius) in November 2009, Mr. Lasota was the Chief Financial Officer of Cowen Investment Management and a Managing Director of the company. Mr. Lasota began working at Cowen Investment Management in November 2004 as the Director of Tax and was appointed Chief Financial Officer in May 2007. Prior to joining Cowen Investment Management, Mr. Lasota was a Senior Manager at PricewaterhouseCoopers LLP.

Owen S. Littman. Age 50. Mr. Littman serves as General Counsel and Secretary of Cowen and serves as a member of the Management Committee of Cowen. Mr. Littman was appointed General Counsel and Secretary in July 2010. Following the consummation of the business combination of Cowen Holdings and Cowen Investment Management (formerly Ramius) in November 2009, Mr. Littman was appointed Deputy General Counsel, Assistant Secretary and Managing Director of Cowen and General Counsel and Secretary of Cowen Investment Management. Mr. Littman began working at Cowen Investment Management in October 2005 as its senior transactional attorney and was appointed General Counsel in February 2009. Prior to joining Cowen Investment Management, Mr. Littman was an associate in the Business and Finance Department of Morgan, Lewis & Bockius LLP.

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

The current members of our Audit Committee are Ms. Dietze (Chairperson), Mr. Gonsalves, Dr. Kim, Mr. Kotler and Mr. Leibowitz. The Board has determined that Dr. Kim is an “audit committee financial expert” as defined by applicable SEC rules.

Item 11.    Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS

Our Compensation Committee, which is composed entirely of independent directors, determined the 2022 compensation of our named executive officers:
•Jeffrey M. Solomon, Chief Executive Officer;
•Stephen A. Lasota, Chief Financial Officer;
•John Holmes, Chief Operating Officer; and
•Owen S. Littman, General Counsel and Secretary.
The above named executive officers represented all of our executive officers as of December 31, 2022.
Compensation Philosophy and Objectives

Our compensation programs, including compensation of our named executive officers, are designed to achieve the following objectives:
•Pay for Performance. A significant portion of the total compensation paid to each named executive officer is variable and is directly tied to the Company’s Economic Operating Income. The amount of compensation available to be paid to our named executive officers is determined based on: (i) the management committee compensation pool based on the Company’s performance as described in more detail below; (ii) the performance of the Company on an absolute basis and through a comparison of our results to competitor firms; (iii) an evaluation of each named executive officer’s contribution to the Company, including contributions related to the revenue and profitability of the Company as well as leadership in alignment with our core values of Vision, Empathy, Sustainability and Tenacious Teamwork; and (iv) specific performance against individual qualitative goals.
•Align Named Executive Officers’ Interests with Stockholders’ Interests. Our Compensation Committee reviews each named executive officer’s performance as well as the Company’s financial results in the context of the market environment when determining year-end, performance-related compensation allotted from the management committee compensation pool. In addition, our Compensation Committee evaluated the Company’s performance compared to the performance of its peers and also considered an analysis of competitive compensation levels of named executive officers at the Company’s peer firms that was conducted by Pay Governance LLC, the independent compensation consultant to the Compensation Committee. Our Compensation Committee believes year-end, performance-related compensation should be delivered in a combination of short-term and long-term instruments.
•Recruiting and Retention. We operate in an intensely competitive industry, and we believe that our success is closely related to our recruiting and retention of highly talented employees and a strong management team. We try to keep our compensation program generally competitive with industry practices so that we can continue to recruit and retain talented executive officers and employees.
2022 Compensation Determinations
As noted above, compensation for our named executive officers comes from our management committee compensation pool. The following is a summary of the process for determining the 2022 management committee compensation pool:
Actions Taken at the Beginning of 2022
•In consultation with the Compensation Committee, at the beginning of 2022, the Company established a targeted Economic Income compensation-to-revenue ratio for the year of between 56% and 57%.
•The Company has set a goal of achieving mid-teens after-tax ROCE on a consistent basis and this objective was reviewed with the Compensation Committee at the beginning of 2022. ROCE is calculated by taking the sum of the Company’s Adjusted Economic Operating Income divided by the average Common Equity of the Company during the fiscal year (with the average Common Equity for the fiscal year calculated by adding the Common Equity at the beginning of the fiscal year and the Common Equity at the end of the fiscal year and dividing by two).
Actions Taken During the Course of 2022
•Following the signing of the Merger Agreement with TD Bank, the Company determined that it would limit the 2022 compensation to revenue ratio to the lesser of a 56% value given compensation to revenue ratio or a 59% economic income to revenue ratio.
Actions Taken at the End of 2022 to Determine Compensation
•At the end of 2022, compensation pools for investment banking, markets and investment management were finalized based on the revenue guidelines established at the beginning of the year, with some modifications made based on the Company’s overall strong performance for the year in each of these areas.
•Once the compensation pools for the various revenue generating and non-revenue generating departments were finalized, the Compensation Committee considered the amount of compensation to be included in the pool for the members of the Company’s management committee, which includes the Company’s named executive officers. This pool was determined with reference to (i) the Economic Income compensation-to-revenue ratio and (ii) the overall Economic Operating Income to Stockholders.
–The Compensation Committee approved a value given compensation-to-revenue ratio for 2022 of 56%.
–Management and the Compensation Committee believe that the compensation pool for members of the Company’s management committee, which includes the Company’s named executive officers, should be directly tied to the Company’s operating performance. Accordingly, the Compensation Committee has determined guidelines that the management committee’s participation in the Company’s Economic Operating Income should be a percentage of the total amount of Economic Operating Income, with the management committee’s incremental participation decreasing as Economic Operating Income increases.
•The Company’s ROCE for the 2022 fiscal year was approximately 16%.
•After the Compensation Committee determined the management compensation pool for 2022 as described above, the Compensation Committee then considered certain other facts in determining compensation for our named executive officers, including, without limitation, individual contributions, historical compensation, our financial performance compared to comparable companies and other market data.
Collective and Individual Factors Considered to Determine Compensation
•The Compensation Committee considered collective and individuals factor in determining the compensation for each named executive officer in 2022. Although our named executive officers are not compensated directly based on the revenue they generate or, with respect to Messrs. Holmes, Lasota and Littman, the profitability directly attributable to their teams’ in business operations, the Compensation Committee does take this into account when determining compensation for the named executive officers since each of our named executive officers plays an important role in revenue generation and driving profitability. The Compensation Committee also considered certain individual factors in its determination of 2022 compensation for each named executive officer, including, without limitation, each named executive officer’s integral role in the negotiations of the proposed merger with TD Bank and their significant contributions and continued leadership to their respective teams (or, in the case of Mr. Solomon, the Company).

2022 Compensation Program and Payments
Base Salary
The purpose of base salary is to provide a set amount of cash compensation for each named executive officer that is not variable in nature and is generally competitive with market practices. This was consistent with standard practice within the securities and asset management industries and we believe this allowed us to reward performance.
In 2022 Mr. Solomon received a base salary of $1,000,000 and each of Messrs. Lasota, Holmes and Littman received a base salary of $725,000.
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
In 2022, Mr. Solomon received a cash bonus of $4,500,000, and Messrs. Holmes, Lasota and Littman each received a cash bonus of $1,965,000.
Deferred Compensation
The annual bonus is typically paid partially in cash, partially in deferred cash and partially in equity. In 2022, deferred compensation was paid entirely in deferred cash as a result of the cash merger with TD Bank. The Compensation Committee believes that the practice of paying a portion of each named executive officer’s annual bonus in the form of deferred compensation is a useful tool to continue aligning the long-term interests of our named executive officers with the interest of our stockholders. After determining the aggregate cash values of annual bonuses payable to each of our named executive officers in respect of fiscal 2022, the Compensation Committee considered the percentage of the annual bonus compensation that each of our named executive officers would receive in the form of deferred cash. Jeffrey Solomon, our Chief Executive Officer, developed a proposal for the allocation of annual bonus compensation among the cash and deferred cash awarded to Messrs. Holmes, Lasota and Littman. The Compensation Committee discussed and ultimately approved the proposal and established an allocation of annual bonus compensation delivered through cash and deferred cash awarded to Mr. Solomon.
Deferred Cash Awards
Deferred cash awards relating to fiscal 2022 annual bonuses were awarded to our named executive officers in February 2023. Mr. Solomon received a deferred cash award of $4,500,000. Messrs. Holmes, Lasota and Littman each received a deferred cash award of $1,310,000. The deferred cash awards will vest with respect to 10% on August 15, 2023, 15% on November 15, 2023, 25% on August 15, 2024, 25% on August 15, 2025, and 25% on August 15, 2026.
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
Involvement of Executive Officers
Mr. Solomon, our Chief Executive Officer, in consultation with our Chief Financial Officer, our General Counsel, our Chief Operating Officer and employees in our Human Resources department, assist the Compensation Committee in making compensation determinations. These individuals prepare information that is provided to, and reviewed by, the Compensation Committee, and the Chief Executive Officer makes recommendations to the Compensation Committee for their consideration. Our Chief Executive Officer is often invited to participate in Compensation Committee meetings; however, he recuses himself from all discussions regarding his own compensation.
Compensation Consultants
The Compensation Committee exercised its sole authority pursuant to its charter to directly engage Pay Governance LLC. Pay Governance LLC was retained by the Compensation Committee to provide advice, analysis, and assessment of alternatives related to the amount and form of executive compensation. Pay Governance LLC prepared certain Compensation Committee presentation materials (including the peer group data described below) during December 2022 and early 2023 at the request of the

Compensation Committee. The Compensation Committee meets with Pay Governance LLC from time to time without management present.
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
Compensation Peer Group
The Compensation Committee, with the assistance of its independent compensation consultant, annually identifies a compensation peer group of firms with which we compete for executive talent. Our peer group includes investment banks with revenues and market capitalizations similar to ours as well as companies with significant asset management operations. In making compensation decisions for 2022, our Compensation Committee reviewed compensation information for similarly titled individuals at comparable companies gathered from public filings made in 2022 related to 2021 annual compensation and from subscriptions for other market data. For 2022, Pay Governance provided the Compensation Committee with peer group compensation data of B. Riley Financial, Evercore Partners Inc., Greenhill & Co., Inc., Houlihan Lokey, Inc., Jefferies Group, Lazard Ltd., Moelis & Company, Oppenheimer & Co. Inc., Perella Weinberg Partners, Piper Sandler Companies, PJT Partners Inc., Raymond James Financial, and Stifel Financial Corp. The Compensation Committee believes that information regarding pay practices at comparable companies is useful in two respects. First, as discussed above, we recognize that our pay practices must be competitive in our marketplace. By understanding the compensation practices and levels of the Company’s peer group, we enhance our ability to attract and retain highly skilled and motivated executives, which is fundamental to the Company’s success. Second, this data is one of the many factors the Compensation Committee considers in assessing the reasonableness of compensation. Accordingly, the Compensation Committee reviewed trends among these peer firms and considered this data when determining our named executive officers’ 2022 annual bonuses and other compensation, but did not utilize the peer firm compensation as a sole benchmark for determining executive compensation.
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

Chief Executive Officer	8× Base Salary	$8,000,000
Other Named Executive Officers	3× Base Salary	$2,175,000

Anti-Hedging Policy
In order to support alignment between the interests of stockholders and employees, the Company maintains an anti-hedging policy that prohibits the “short sale” of Company securities. The policy prohibits employees from trading in options, warrants, puts and calls or similar instruments on Company securities. We allow directors and executive officers to hold up to 50% of their Company stock in a margin account. During 2022, all named executive officers were in compliance with this policy.
Employment Agreements
Each of our named executive officers was party to an employment agreement with the Company in 2022. The Compensation Committee views the employment agreements as an important tool in achieving our compensation objective of recruiting and retaining talented employees and a strong management team. The severance and change-in-control arrangements provided by the employment agreements are intended to retain our named executive officers and to provide consideration for certain restrictive covenants that apply following a termination of employment. None of our named executive officers have minimum guaranteed bonuses in their employment agreements.
Tax and Accounting Impact and Policy
The financial and income tax consequences (including the effects of Section 162(m) of the Code) to the Company of individual executive compensation elements are important considerations for the Compensation Committee when analyzing the overall design and mix of compensation. The Compensation Committee seeks to balance an effective compensation package for our named executive officers with an appropriate impact on reported earnings and other financial measures.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and has recommended to the Board the inclusion of the Compensation Discussion and Analysis in this Form 10-K.
Compensation Committee of the Board of Directors of Cowen Inc.
Brett H. Barth, Chair
Lawrence E. Leibowitz
Margaret L. Poster
Douglas A. Rediker

Summary Compensation Table
The following table sets forth compensation information for our named executive officers in 2022.

Name & Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Jeffrey M. Solomon Chief Executive Officer	2022	1,000,000	4,500,000	6,388,083	3,605,888	15,493,973
	2021	1,000,000	16,000,000	8,383,130	3,176,410	28,559,540
	2020	1,000,000	13,000,000	3,157,115	1,833,388	18,990,503
Stephen A. Lasota Chief Financial Officer	2022	725,000	1,965,000	849,759	357,603	3,897,362
	2021	700,000	4,613,000	595,292	384,635	6,292,927
	2020	700,000	4,847,295	899,110	373,870	6,820,275
John Holmes Chief Operating Officer	2022	725,000	1,965,000	935,322	401,503	4,026,825
	2021	700,000	5,056,000	595,292	405,860	6,757,152
	2020	700,000	5,347,295	927,220	386,842	7,361,357
Owen S. Littman General Counsel and Secretary	2022	725,000	1,965,000	849,759	369,384	3,909,143
	2021	700,000	4,613,000	595,292	389,075	6,299,141
	2020	700,000	4,847,295	899,110	366,686	6,818,910
(1) The amounts in this column reflect cash bonuses paid to the named executive officers in 2023 from the bonus pool established in respect of performance during the 2022 year.
(2)The entries in the stock awards column reflect the aggregate grant date value of the RSU and PSA awards granted in 2022 in connection with 2021 performance in accordance with FASB ASC 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The value of the PSA awards reflects the grant date value of the awards based on the target level of performance, which is less than the maximum possible value. The grant date value of the PSA awards assuming that the highest level of the applicable performance conditions will be achieved is $5,731,198 for Mr. Solomon, $1,094,525 for Mr. Lasota, $1,215,241 for Mr. Holmes and $1,094,525 for Mr. Littman. For information on the valuation assumptions with respect to awards made, refer to the Company’s Share-Based Compensation and Employee Ownership Plans Note in the financial statements to this Form 10-K.
(3)Other compensation includes:

Other Compensation ($)	Jeffrey M. Solomon	Stephen A. Lasota	John Holmes	Owen S. Littman
Vested Deferred Cash Awards	3,425,963	293,995	330,440	305,402
Dividend Equivalents	179,925	63,608	71,063	63,982
Grants of Plan Based Awards
The following table provides information regarding grants of compensation-related, plan based awards made to the named executive officers during fiscal year 2022. These awards are also included in the Summary Compensation Table above.

Estimated Future Payouts Under Equity Incentive Plan Awards(1)
	Grant Date	Corporate Action Date	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock Awards ($)(3)
Jeffrey M. Solomon	2/18/22	1/13/22		—	—	112,360	3,522,486
	3/1/22	2/25/22	49,993	99,986	199,972	—	2,865,599
Stephen A. Lasota	2/18/22 3/1/22	1/13/22 2/25/22	9,548	— 19,095	— 38,190	9,649 —	302,496 547,263
John Holmes	2/18/22 3/1/22	1/13/22 2/25/22	10,601	— 21,201	— 42,402	10,453 —	327,702 607,621
Owen S. Littman	2/18/22 3/1/22	1/13/22 2/25/22	9,548	— 19,095	— 38,190	9,649 —	302,496 547,263

(1)The amounts reported in these columns represent Performance RSUs that are scheduled to vest on December 31, 2024 based on the attainment of AROE targets, subject to the named executive officer’s continued employment through the applicable vesting date. These columns represent the number of Performance RSUs that vest at threshold achievement, target achievement and maximum achievement of the performance metrics applicable to such awards. At or below the threshold performance level, no shares will be paid out. At the maximum performance level, payout in excess of 120% will be settled in cash.
(2)RSUs will vest with respect to 12.5% on September 1, 2022; 12.5% on June 1, 2023; 25% on June 1, 2024; 25% on June 1, 2025; and 25% on June 1, 2026.
(3)The entries in the “Grant Date Fair Value of Stock Awards” column reflect the aggregate grant date fair value of the awards granted in 2022 computed in accordance with FASB ASC 718, disregarding for this purpose the estimate of forfeitures related to service based vesting conditions. The value of the PSA awards reflects the grant date value of the awards based on the target level of performance, which is less than the maximum possible value. The grant date value of the PSA awards assuming that the highest level of the applicable performance conditions will be achieved is $5,731,198 for Mr. Solomon, $1,094,525 for Mr. Lasota, $1,215,241 for Mr. Holmes and $1,094,525 for Mr. Littman. For information on the valuation assumptions with respect to awards made, refer to Note 23 in the Financial Statements.
Narrative Disclosure Relating to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreements
In January 2020, the Company entered into amended and restated employment agreements with Messrs. Solomon, Holmes, Lasota and Littman (the “Employment Agreements”). The Employment Agreements provide for the following material terms:
•An initial term that expired December 31, 2020. Following the expiration of the initial term, the terms of the agreements automatically extend for successive one-year terms, unless either party elects not to extend the term.

•A minimum annual base salary of $1,000,000 for Mr. Solomon and $700,000 for Messrs. Holmes, Lasota, and Littman. Each named executive officer is also eligible to receive an annual performance-based bonus as determined by the Compensation Committee.
•Pursuant to Mr. Solomon’s Employment Agreement, if Mr. Solomon’s employment is terminated by the Company without Cause or Mr. Solomon resigns for Good Reason (as such terms are defined in the Solomon Agreement) prior to, in connection with or following a Change in Control (as described in the Solomon Agreement), then subject to Mr. Solomon executing and not revoking a release of claims, he will be entitled to a lump sum severance payment equal to two and one-half times the sum of (x) Mr. Solomon’s base salary on the date of termination plus (y) the average of the highest annual bonuses paid to Mr. Solomon in two of the three calendar years preceding his date of termination, except that the foregoing severance amount will not be less than $3,250,000 or greater than $5,000,000 if Mr. Solomon’s termination occurs prior to a Change in Control.
•If Mr. Solomon elects to transition to Senior Advisor status upon reaching age 55, the terms of Mr. Solomon’s service as a Senior Advisor will be governed by the Senior Advisor Agreement. In particular, Mr. Solomon’s service as a Senior Advisor will continue until the earliest of (i) 15 days following Mr. Solomon’s written notice that he is terminating as a Senior Advisor, (ii) the second anniversary of the date he commences Senior Advisor status, (iii) the date of Mr. Solomon’s death or disability and (iv) the date Mr. Solomon is terminated by the Company for Cause. In consideration for providing Senior Advisor services, Mr. Solomon will receive a base salary at an annualized rate of $150,000 and will be entitled to secretarial and administrative support. Mr. Solomon will also be entitled to receive certain additional benefits while a Senior Advisor, including office space (or, at the Company’s election, payment of up to $60,000 per year for office space), financial planning services at the Company’s expense and continued payment by the Company of life insurance premiums.
•Pursuant to the Executive Agreements with Messrs. Holmes, Lasota and Littman (collectively, the “Executive Agreements”), if the executive’s employment is terminated by the Company without Cause or the executive resigns for Good Reason (each as described in the Executive Agreements) prior to a Change in Control (as described in the Executive Agreements), the executive will receive a lump sum cash payment equal to one and one-half times the sum of (x) the executive’s base salary in effect at the end of the calendar year immediately preceding termination plus (y) the average of the highest annual bonuses paid to the executive in two of the three calendar years preceding his date of termination (such sum, the “Severance Amount”), except that the foregoing severance amount will not be greater than $1,500,000. Pursuant to the Executive Agreements, if the executive’s employment is terminated by the Company without Cause or the executive resigns for Good Reason in connection with or following a Change in Control, the executive will receive a lump sum cash payment equal to two and one-half times the Severance Amount, which lump sum will not be subject to a cap.
•In the event that the executive retires after attaining age 57.5 (or age 55, in the case of Mr. Solomon) and provides the Company with at least 90 days’ advance notice, all outstanding equity awards and unvested deferred compensation then held by the executive will continue to vest in accordance with their terms as if the executive had continued to be an active employee of the Company, provided he does not engage in competitive activity at any time prior to the applicable vesting date and refrains from interfering with the Company’s employees and customers for 12 months following his retirement. Messrs. Holmes, Lasota and Solomon have reached the Executive Agreement retirement age.
•The executives have agreed not to compete with, or solicit customers or employees of, the Company during the term of the employment agreement and for a period of 180 days for Mr. Solomon and 120 days for Messrs. Holmes, Lasota and Littman.

2020 Equity Incentive Plan
The Company maintains the 2020 Equity Incentive Plan, as amended (the “2020 Plan”). The 2020 Plan provides that generally, unless otherwise determined by the Compensation Committee or as set forth in an award or employment agreement, in the event of a change in control (as defined in the 2020 Plan), all outstanding awards shall become fully vested and exercisable and all restrictions, forfeiture conditions or deferral periods on any outstanding awards shall immediately lapse, and payment under any awards shall become due. The Compensation Committee has determined that all awards to our named executive officers under the 2020 Plan will vest on a double-trigger basis in the event of a change in control.

Outstanding Equity Awards at 2022 Fiscal Year End
The following table contains certain information regarding equity awards held by the named executive officers as of December 31, 2022.

	Stock Awards
	Number of Shares that Have Not Vested (#)	Market Value of Shares that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested ($)(1)
Jeffrey M. Solomon
2019 RSU Award(2)	40,219	1,533,258	—	—
2020 RSU Award(3)	64,967	2,509,026	—	—
2021 RSU Award(4)	87,859	3,393,115	—	—
2021 PSA Award(5)	—	—	33,250	1,284,115
2022 RSU Award(6)	98,315	3,796,925	—
2022 PSA Award(7)	—	—	49,993	1,930,730

Stephen A. Lasota
2019 RSU Award(2)	4,708	181,823	—	—
2020 RSU Award(3)	9,746	376,391	—	—
2021 PSA Award(5)	—	—	8,600	332,132
2022 RSU Award(6)	8,443	326,069	—
2022 PSA Award(7)	—	—	9,548	368,724

John Holmes
2019 RSU Award(2)	5,773	222,953	—	—
2020 RSU Award(3)	10,551	407,480	—	—
2021 PSA Award(5)	—	—	8,600	332,132
2022 RSU Award(6)	9,147	353,257	—
2022 PSA Award(7)	—	—	10,601	409,391

Owen S. Littman
2019 RSU Award(2)	5,238	202,292	—	—
2020 RSU Award(3)	9,746	376,391	—	—
2021 PSA Award(5)	—	—	8,600	332,132
2022 RSU Award(6)	8,443	326,069	—	—
2022 PSA Award(7)	—	—	9,548	368,724
(1)The values in the column are based on the $38.62 closing price of our Class A common stock on the NASDAQ Global Select Market on December 30, 2022.
(2)RSUs awarded on February 20, 2019 vest with respect to 12.5% on September 1, 2019, 12.5% on May 15, 2020, 25% on May 15, 2021, 25% on May 15, 2022 and 25% on May 15, 2023.
(3)RSUs awarded on February 19, 2020 vest with respect to 12.5% on December 1, 2020, 12.5% on September 1, 2021, 25% on September 1, 2022, 25% on September 1, 2023 and 25% on September 1, 2024.
(4)RSUs awarded on February 17, 2021 vest with respect to 25% on December 1, 2021, 25% on December 1, 2022, 25% on December 1, 2023 and 25% on December 1, 2024.
(5)PSAs awarded on February 17, 2021 will, to the extent earned, vest on December 31, 2023. These PSAs are scheduled to vest based on the attainment of AROCE target for the applicable performance period, subject to the named executive officer’s continued employment through the applicable vesting date. In accordance with SEC rules, the number of unearned PSAs is reported in the “Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested” column based on achieving threshold performance goals (i.e., 50% of target).

(6)RSUs awarded on February 18, 2022 vest with respect to 12.5% on September 1, 2022, 12.5% on June 1, 2023, 25% on June 1, 2024, 25% on June 1, 2025 and 25% on June 1, 2026.
(7)PSAs awarded on March 1, 2022 will, to the extent earned, vest on December 31, 2024. These PSAs are scheduled to vest based on the attainment of AROCE target for the applicable performance period, subject to the named executive officer’s continued employment through the applicable vesting date. In accordance with SEC rules, the number of unearned PSAs is reported in the “Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested” column based on achieving threshold performance goals (i.e., 50% of target).
Option Exercises and Stock Vested
The following table sets forth certain information concerning stock vested during the year ended December 31, 2022. No stock options were exercised by any of the named executive officers in 2022.

Name	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)(1)
Jeffrey M. Solomon	242,722	8,495,163
Stephen A. Lasota	89,826	3,113,594
John Holmes	100,386	3,396,977
Owen S. Littman	90,359	3,126,397

(1)The value realized upon vesting of the stock awards is based on the $36.10 closing sale price of our Class A common stock on March 10, 2022, the $24.02 closing sale price of our Class A common stock on May 15, 2022, the $38.46 closing sale price of our Class A common stock on September 1, 2022 and the $38.59 closing sale price of our Class A common stock on December 1, 2022, the applicable vesting dates of the awards.
Potential Payments Upon Termination or Change in Control
Pursuant to the employment agreements with our named executive officers, upon certain terminations of employment or a change in control of the Company, our named executive officers are entitled to certain payments of compensation and benefits as described above under “Narrative Disclosure Relating to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.” The table below reflects the amount of compensation and benefits that would have been payable to each named executive officer in the event that the named executive officer had experienced the following events as of December 31, 2022: (i) a termination for cause or resignation, or voluntary termination, (ii) involuntary termination, (iii) an involuntary termination that occurs in connection with a change in control, (iv) termination by reason of an executive’s death, or (v) termination by reason of an executive’s disability.

			Triggering Events
Name	Type of Payment	Voluntary Termination ($)	Involuntary Termination ($)	Involuntary Termination in Connection with a Change in Control(4)(5) ($)	Death ($)	Disability ($)
Jeffrey M. Solomon	Cash Severance(1)	—	41,907,227	62,907,207	34,407,227	34,407,227
	Equity Acceleration(2)	—	17,682,013	17,682,013	17,682,013	17,682,013
	Total	—	59,589,240	80,589,220	52,089,240	52,089,240
Stephen A. Lasota	Cash Severance(3)	—	7,795,897	13,989,395	6,476,617	6,476,617
	Equity Acceleration(2)	—	2,285,995	2,285,995	2,285,995	2,285,995
	Total	—	10,261,892	16,275,390	8,762,612	8,762,612
John Holmes	Cash Severance(3)	—	8,565,196	15,104,447	7,066,947	7,066,947
	Equity Acceleration(2)	—	2,446,737	2,446,737	2,446,737	2,446,737
	Total	—	11,031,933	17,571,184	9,533,684	9,533,684
Owen S. Littman	Cash Severance(3)	—	8,010,153	14,012,401	6,510,153	6,510,153
	Equity Acceleration(2)	—	2,306,464	2,306,464	2,306,464	2,306,464
	Total	—	10,316,617	16,318,865	8,816,617	8,816,617

(1)Includes the value of a cash payment equal to the sum of  (i) the average of Mr. Solomon’s 2021 and 2020 annual bonuses (the highest annual bonuses paid to Mr. Solomon in two of the three calendar years), comprised of cash bonus, deferred cash and deferred equity ($25,999,980), (ii) two and one-half times the sum of Mr. Solomon’s 2020 base salary ($1,000,000) and the average of Mr. Solomon’s 2020 and 2021 annual bonuses (subject to a $3.25 million minimum and a $5 million limit), (iii) a cash payment equal to 24 months of COBRA premiums, and (iv) the value of acceleration of unvested deferred cash compensation ($8,302,430, including interest accrued through December 31, 2022), which is payable to Mr. Solomon pursuant to the terms of his employment agreement. In connection with an involuntary termination following a change in control, the $5 million cash limit would not apply to the Cash Severance payment. Had Mr. Solomon experienced a termination by reason of death or disability, he would have been entitled to a cash payment equal to the sum of the amounts described under clauses (i), (iii), and (iv) above.
(2)Includes the value of acceleration of all unvested shares of restricted stock and all performance share and PSA awards, based on a price of $38.62 per share, which was the closing price of our Class A common stock on the NASDAQ Global Select Market on December 30, 2022. Pursuant to their employment agreements and the applicable award agreements, the executives are entitled to immediate vesting of outstanding equity awards upon an involuntary termination or a termination by reason of death or disability, except for the PSAs granted in February 2021, which will, upon an involuntary termination, remain outstanding until the completion of the applicable performance period without regard to the continued service requirement and will vest based on the actual level of the attainment of the applicable performance goals. For reporting purposes, target level performance was assumed.
(3)Includes the value of a cash payment equal to the sum of  (i) the average of the 2020 and 2021 annual bonus comprised of cash bonus, deferred cash and deferred equity ($5,763,498, $6,287,500 and $5,763,498) for Messrs. Lasota, Holmes and Littman, respectively, (ii) one and one-half times the 2021 base salary and the average of the 2020 and 2021 annual bonuses for Messrs. Lasota, Holmes and Littman, respectively (subject to a $1.5 million limit), (iii) a cash payment equal to 24 months of COBRA premiums ($48,086 for Mr. Lasota, $46,335 for Mr. Holmes and $71,092 for Mr. Littman), and (iv) the value of acceleration of unvested deferred cash compensation ($664,314, $731,361 and $675,564) for each of Mr. Lasota, Mr. Holmes and Mr. Littman, respectively, including interest accrued through December 31, 2022, which is payable to Messrs. Lasota, Holmes and Littman pursuant to the terms of their employment agreements. Had Mr. Lasota, Mr. Holmes or Mr. Littman experienced a termination by reason of death or disability, each executive would have been entitled to a cash payment equal to the sum of the amounts described under clauses (i), (iii), and (iv) above.
(4)Includes the value of the same cash severance payments that would have been payable to Messrs. Lasota, Holmes and Littman in connection with an involuntary termination of employment (as described above), except that the applicable multiplier for the 2022 base salary and the average of the 2020 and 2021 annual bonuses for Messrs. Lasota, Holmes and Littman, respectively will be two and one-half times instead of one and one-half times and will not be subject to the $1.5 million limit. Pursuant to their employment agreements, Messrs. Lasota, Holmes and Littman will be entitled to receive this enhanced cash severance payment in the event of an involuntary termination of employment in connection with or following a change in control. In addition, pursuant to the terms of the applicable award agreements, each executive’s unvested deferred cash compensation will vest in the event that a change in control occurs and, following such change in control, the executive’s compensation or job responsibilities are reduced materially or the equity securities of the Company cease to trade on a national securities exchange.
(5)Under the employment agreements with Messrs. Solomon, Lasota, Holmes and Littman, severance payable following a change in control would have been subject to a so-called “modified golden parachute cutback” provision pursuant to which “excess parachute payments” would be reduced to the extent such reduction would result in greater after-tax benefits. The amounts disclosed above represent the full amounts payable, without application of any cutback.
PAY RATIO
Pursuant to Item 402(u) of Regulation S-K, presented below is the ratio of annual total compensation of Mr. Solomon, our Chief Executive Officer as of December 31, 2022, to the median annual total compensation of all our employees (excluding our Chief Executive Officer).
To determine the median annual total compensation of all our employees (excluding our Chief Executive Officer), a median employee was identified from the population of our 1,626 employees as of December 31, 2022. We did not include independent contractors in our determination.
In order to identify our median employee, we ranked each of our employees (other than our Chief Executive Officer) based on 2022 awarded compensation. For this purpose, 2022 awarded compensation was composed of each employee’s (i) salary earned during 2022, (ii) annual cash bonus paid in respect of 2022 performance, and (iii) deferred cash awards granted in respect of 2022 performance. In determining 2022 awarded compensation, we did not apply any cost-of-living adjustments or annualize any partial-year compensation.
Once we identified the median employee, we determined that individual’s annual total compensation in accordance with the requirements for determining total compensation in the Summary Compensation Table.

The 2022 annual total compensation for Mr. Solomon, our Chief Executive Officer, as reported in the Summary Compensation Table in this proxy statement, was $15,493,973. The 2022 annual total compensation for our median employee, determined in accordance with the requirements for determining total compensation in the Summary Compensation Table, was $215,000. The ratio of our Chief Executive Officer’s annual total compensation to the annual total compensation of our median employee for 2022 is 72 to 1. We believe that this ratio represents a reasonable estimate calculated in a manner consistent with Item 402(u).
The information disclosed in this section was developed and is provided solely to comply with specific legal requirements. We do not use this information in managing our Company. We do not believe this information provides stockholders with a useful mechanism for evaluating our management’s effectiveness, operating results, or business prospects, nor for comparing our company with any other company in any meaningful respect.
COMPENSATION PROGRAM FOR NON-EMPLOYEE DIRECTORS FOR 2022
Director Compensation Table
The following table sets forth compensation information for our non-employee directors for the year ended December 31, 2022.

Director	Fees Earned Paid in Cash ($)		Stock Awards ($)(1)	All Other Compensation ($)		Total
Brett H. Barth	162,500		162,500	2,477	(2)	327,477
Katherine E. Dietze	142,500		142,500	—		285,000
Gregg A. Gonsalves	125,000		125,000	—		250,000
Lorence Kim	133,334	(3)	200,000	—		333,334
Steven Kotler	135,000		135,000	—		270,000
Lawrence E. Leibowitz	62,500		187,500	—		250,000
Margart L. Poster	125,000		125,000	—		250,000
Douglas A. Rediker(4)	—		250,000	—		250,000

(1)	Represents the aggregate grant date fair value calculated in accordance with generally accepted accounting principles, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. For information on the valuation assumptions with respect to awards made, refer to the Company’s Share-Based Compensation and Employee Ownership Plans Note __ in the Financial Statements. As of December 31, 2022, all outstanding stock awards held by our directors are fully vested.

(2)	Represents dividend equivalent shares awarded on delivered RSUs.

(3)	Dr. Kim received $83,334 for his Board service from February through June 2022.

(4)	In 2022, Mr. Rediker elected to receive 100% of his director compensation in RSUs. Please see “Narrative Disclosure Relating to Director Compensation Table” below for additional information regarding non-employee director compensation in 2022.
Narrative Disclosure Relating to Director Compensation Table
In 2022, each of our non-employee directors received annual compensation of $250,000. Mr. Barth, the Company’s Lead Director, received additional compensation of $50,000. Ms. Dietze, the Chair of the Audit Committee received additional compensation of $35,000 per annum. Mr. Barth, the Chair of the Compensation Committee received additional compensation of $25,000 per annum, and Mr. Kotler, the Chair of the Nominating and Corporate Governance Committee received additional compensation of $20,000 per annum. For 2022, a minimum of 50% of a director’s compensation was paid in the form of RSUs. In addition, each director was entitled to elect to receive any amount in excess of 50% of 2022 compensation in the form of RSUs. The RSUs were valued using the volume-weighted average price for the 30-day period prior to our 2022 annual meeting of stockholders. RSUs are vested and not subject to forfeiture; however, except in the event of death, the underlying shares of Class A common stock will not be delivered to the holder for at least one year from the date of grant. Beginning in 2022, cash dividend equivalent payments are converted to additional RSUs and will be delivered to each director upon the delivery of the underlying shares of Class A common stock. These equity awards are intended to further align the interests of our directors with those of our stockholders. Directors who also are employed as executive officers of the Company receive no additional compensation for their service as a director.

Compensation Committee Interlocks and Insider Participation
The Compensation Committee is comprised entirely of non-employee directors, none of whom has ever been an officer or employee of the Company and none of whom had any related person transaction involving the Company. None of our executive officers (1) served as a member of the board of directors or compensation committee of any other entity that had one or more of its executive officers serving as a member of our Compensation Committee or (2) served as a member of the compensation committee of any other entity that had one or more of its executive officers serving as a member of our Board during 2022.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Beneficial Ownership of Directors, Nominees and Executive Officers

The following table shows how many shares of our Class A common stock were beneficially owned as of February 27, 2023, by each of our directors and named executive officers and by all of our directors and named executive officers as a group. Unless otherwise noted, the stockholders listed in the table have sole voting and investment power with respect to the shares owned by them.

Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Brett H. Barth	69,944	(1)	*
Katherine E. Dietze	12,007	(2)	*
Gregg A. Gonsalves	0	(3)	*
Lorence Kim	30,000	(4)	*
Steven Kotler	2,500	(5)	*
Lawrence E. Leibowitz	8,000	(6)	*
Margaret L. Poster	13,547	(7)	*
Douglas A. Rediker	0	(8)	*
Jeffrey M. Solomon	603,687		2.1%
John Holmes	220,131		*
Stephen A. Lasota	257,055		*
Owen S. Littman	199,292	(9)	*
All directors and executive officers as a group (12 persons)	1,438,663		5.0%
* corresponds to less than 1% of Cowen Inc. Class A common stock,
(1)The amount presented does not include 13,382 fully-vested RSUs that will be delivered to Mr. Barth upon his one-year anniversary of the grant date.
(2)The amount presented does not include 73,512 fully-vested RSUs that will be delivered to Ms. Dietze upon her retirement from the Board.
(3)The amount presented does not include 15,664 fully-vested RSUs that will be delivered to Mr. Gonsalves upon his retirement from the Board.
(4)The amount presented does not include 8,236 fully-vested RSUs that will be delivered to Dr. Kim upon his retirement from the Board.
(5)The amount presented does not include 70,347 fully-vested RSUs that will be delivered to Mr. Kotler upon his retirement from the Board.
(6)The amount presented does not include the 42,098 fully-vested RSUs that will be delivered to Mr. Leibowitz upon his retirement from the Board.
(7)The amount presented does not include 10,927 fully-vested RSUs that will be delivered to Ms. Poster upon her retirement from the Board.
(8)The amount presented does not include 72,384 fully-vested RSUs that will be delivered to Mr. Rediker upon his retirement from the Board.
(9)Includes 275 shares held in custodial accounts on behalf of Mr. Littman’s children.

Beneficial Owners of More than Five Percent of Our Class A Common Stock
Based on filings made under Section 13(d) and Section 13(g) of the Securities Exchange Act of 1934, as of February 27, 2023, the persons known by us to be beneficial owners of more than 5% of our Class A common stock were as follows:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
BlackRock, Inc.(1) 55 East 52nd Street New York, NY 10055	2,334,921	8.27%
(1)This information is based on a Schedule 13G filed with SEC on February 7, 2023 by BlackRock, Inc. Blackrock reported that it has sole voting power as to 2,493,395 and sole dispositive power as to 2,334,921 shares. The beneficial ownership indicated above represents the aggregate beneficial ownership of BlackRock, Inc., and its subsidiaries, BlackRock Life Limited, Aperio Group, LLC, BlackRock (Netherlands) B.V., BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Ireland Limited, BlackRock Japan Co., Ltd, BlackRock Asset Management Schweiz AG, BlackRock Financial Management, Inc., BlackRock Fund Advisors, BlackRock Fund Managers Ltd., BlackRock Institutional Trust Company, N.A., BlackRock Investment Management, LLC, BlackRock Investment Management (Australia) Limited and BlackRock Investment Management (UK) Limited.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors to file initial reports of ownership of our securities and reports of changes in ownership of our securities with the Securities and Exchange Commission.
Based on a review of copies of such reports and on written representations from our executive officers and directors, we believe that all Section 16(a) filing and disclosure requirements applicable to our executive officers and directors for 2022 have been satisfied.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes, as of December 31, 2022, the number of shares of our common stock to be issued upon exercise of outstanding options granted under our 2020 Equity and Incentive Plan, the weighted-average exercise price of such options, and the number of shares remaining available for future issuance under the plans for all awards as of December 31, 2022.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by security holders	---	----	3,672,530
Equity compensation plans not approved by security holders	None	N/A	None

(1)This number is based on the 31,207,533 shares authorized for issuance under the Company’s Equity and Incentive Plans as of December 31, 2022. As of January 31, 2023, we had 3,672,530 shares remaining under the equity plans, which exclude shares reserved for issuance based on certain performance criteria in existing agreements.
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
Employment Arrangements
Kyle Solomon, the brother of Jeffrey M. Solomon, is a Managing Director of Cowen and Company and earned approximately $1,155,009 in 2022, which amount includes Kyle Solomon’s base salary, cash bonus paid in 2022 relating to 2021 performance and approximately $125,939 of deferred cash awards, RSUs granted in prior years that vested during 2022 and cash dividend equivalent payments. Kristy Holmes, the daughter of John Holmes, is a Vice President of the Company and earned approximately $160,000 in 2022. Ashley Lasota, the daughter of Stephen Lasota, is a Vice President of the Company and earned approximately $160,000 in 2022.
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
Item 14.    Principal Accounting Fees and Services
Independent Registered Public Accounting Firm Fees and Other Matters

The following table presents the aggregate fees billed for services rendered by KPMG LLP, our independent registered public accounting firm for the fiscal years ended December 31, 2022 and December 31, 2021.

	2022	2021
Audit Fees(1)	$6,911,001	$6,221,827
Audit-Related Fees(2)	39,569	50,156
Tax Fees(3)	973,673	1,096,363
All Other Fees(4)	49,023	235,422
Total	7,973,266	7,603,768

(1)	Audit fees reflect audit fees incurred for the Cowen Inc. integrated audit and quarterly reviews as well as the financial statement audits of its consolidated subsidiaries.
(2)	Audit-Related Fees reflect fees for attestation procedures required by local regulations for consolidated subsidiaries.
(3)	Tax fees reflect tax compliance and tax advisory services.
(4)	All Other Fees relate to due diligence and other non-tax advisory and consulting services.
KPMG LLP also provided services to entities affiliated with Cowen Inc. that were billed directly to those entities and, accordingly, were not included in the amounts disclosed above. These amounts included $1,035,280 and $1,470,715 for the audits of private equity funds, hedge funds and other fund structures within the Cowen Investment Management business for the years ended December 31, 2022 and December 31, 2021, respectively, as well as $93,000 for tax compliance services for fund structures within the Cowen Investment Management business for the year ended December 31, 2022.
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
PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents filed as part of this Annual Report on Form 10-K:
1.    Consolidated Financial Statements
The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-1 through F-74 hereof.

2.    Financial Statement Schedules
Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.
3.    Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger dated as of August 1, 2022 by and among Cowen Inc., The Toronto Dominion Bank and Crimson Holdings Acquisition Co. (previously filed as Exhibit 2.1 to Form 8-K filed August 2, 2022.)

2.2
Securities Purchase Agreement, dated as of April 2, 2017, by and among Convergex Holdings LLC, Convergex Group, LLC, GTCR Convergex Holdings LLC, Cowen CV Acquisition LLC and Cowen Inc. (previously filed as Exhibit 2.1 to the Form 8-K filed on April 6, 2017)

2.3
Purchase Agreement, dated as of November 20, 2018, by and among Cowen Inc., Cowen International Limited, Cowen QN Acquisition LLC, the Sellers signatory thereto, the Beneficial Owners signatory thereto and the Seller Representatives signatory thereto (previously filed as Exhibit 2.1 to the Form 8-K filed on November 21, 2018).

3.1	Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 10-Q filed November 25, 2009).
3.2	Third Amended and Restated By-Laws of Cowen Inc. (previously filed as Exhibit 3.2 to the Form 10-Q filed on August 2, 2022).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.3 to the Form 10-Q filed November 25, 2009).
3.4	Certificate of Designations of the Company for its Series A Cumulative Perpetual Preferred Stock (previously filed as Exhibit 3.1 to Form 8-K filed May 20, 2015).
3.5	Amendment to the Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 8-K filed December 5, 2016).
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 8-K filed on May 16, 2017)
3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 8-K filed June 28, 2022.)
4.1	Form of Class A Common Stock Certificate (previously filed as Exhibit 4.1 to Amendment No. 2 to Form S-1 filed on December 14, 2009).
4.2	Indenture, dated March 10, 2014 by and between Cowen Inc., as Issuer and The Bank of New York Mellon, as Trustee (previously filed as Exhibit 4.1 to Form 8-K filed on March 11, 2014).
4.3	First Supplemental Indenture by and between Cowen Inc., as Issuer and The Bank of New York Mellon, as Trustee (previously filed as Exhibit 4.1 to the Form 10-Q filed May 8, 2014).
4.4	Senior Notes Indenture dated October 10, 2014, by and between Cowen Inc. and The Bank of New York Mellon (previously filed as Exhibit 4.1 to Form 8-K filed on October 10, 2014).
4.5	First Supplemental Indenture dated October 10, 2014, by and between Cowen Inc. and The Bank of New York Mellon (previously filed as Exhibit 4.2 to Form 8-K filed on October 10, 2014).
4.6	Indenture, dated as of December 14, 2017 between Cowen Inc. and The Bank of New York Mellon (previously filed as Exhibit 4.1 to Form 8-K filed on December 14, 2017).
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

10.2
Cowen Inc. 2010 Equity and Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement of Cowen Inc., on Schedule 14A for the year ended December 31, 2009, as filed on April 30, 2010).*

10.3
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
10.6
Underwriting Agreement, dated as of December 5, 2017, by and between Cowen Inc. and with Morgan Stanley & Co. LLC and UBS Securities LLC, as representatives of the several Underwriters named therein. (previously filed as Exhibit 1.1 to the Form 8-K filed December 8, 2017).

10.7
Underwriting Agreement, dated as of June 6, 2018, by and between Cowen Inc. and with Morgan Stanley & Co. LLC and UBS Securities LLC, as representatives of the several Underwriters named therein (previously filed as Exhibit 1.1 to the Form 8-K filed June 11, 2018).

10.8	Credit Agreement dated December 2, 2019 (previously filed as Exhibit 10.1 to the Form 8-K filed December 4. 2019).
10.9	Form of Restricted Stock Unit and Deferred Cash Award (previously filed as Exhibit 10.22 to the Form 10-K filed March 4, 2020).*
10.10	Amended and Restated Employment Agreement between the Company and Jeffrey Solomon dated January 31, 2020 (previously filed as Exhibit 10.1 to Form 8-K filed February 3, 2020). *
10.11	Amended and Restated Employment Agreement between the Company and John Holmes dated January 31, 2020 (previously filed as Exhibit 10.2 to Form 8-K filed February 3, 2020). *
10.12	Amended and Restated Employment Agreement between the Company and Stephen Lasota dated January 31, 2020 (previously filed as Exhibit 10.3 to Form 8-K filed February 3, 2020).*
10.13	Amended and Restated Employment Agreement between the Company and Owen Littman dated January 31, 2020 (previously filed as Exhibit 10.4 to Form 8-K filed February 3, 2020).*
10.14	2020 Equity Incentive Plan (previously filed as Appendix A to the Definitive Proxy Statement of Cowen Inc. on Schedule 14A for the year ended December 31, 2019, as filed on May 22, 2020).*
10.15	Form of 2020 Performance Share Award Agreement (previously filed as Exhibit 10.20 to the Form 10-K filed March 3, 2021). *
10.16	Form of 2020 Restricted Stock Unit and Deferred Cash Award Agreement (previously filed as Exhibit 10.21 to the Form 10-K filed March 3, 2021). *
10.17
Credit Agreement, dated as of March 24, 2021 among the Company, as borrower, the financial institutions from time to time party thereto, as lenders and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent (previously filed as Exhibit 10.1 to the Form 8-K filed on March 30, 2021).

10.18
Cowen Inc. 2020 Equity Incentive Plan (as amended and restated) (Incorporated by reference to Appendix A to the Definitive Proxy Statement of Cowen Inc. on Schedule 14A for the year ended December 31, 2020, as filed on May 21, 2021).*

10.19
Amendment No. 1 to Credit Agreement dated as of December 15, 2021, among Cowen Inc., as borrower, the Loan Guarantors party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and each 2021 Incremental Term Lender (previously filed as Exhibit 10.1 to the Form 8-K filed on December 21, 2021).

10.20	Form of Director RSU Award Agreement (previously filed as Exhibit 10.24 to the Form 10-K filed March 1, 2022).
10.21	Form of Restricted Stock Unit and Deferred Cash Award Agreement (previously filed as Exhibit 10.1 to the Form 10-Q filed May 2, 2022).*
10.22	Form of Performance Share Award Agreement (previously filed as Exhibit 10.2 to the Form 10-Q filed on May 2, 2022).*
10.23	Cowen Digital Holdings 2022 Equity Unit Incentive Plan (previously filed as Exhibit 10.3 to the Form 10-Q filed on May 2, 2022).*

Exhibit No.	Description

10.24	Form of Award Agreement Cowen Digital Holdings 2022 Equity Incentive Plan (previously filed as Exhibit 10.4 to the Form 10-Q filed on May 2, 2022).*
10.25
Cowen Inc. 2020 Equity Incentive Plan (as amended and restated May 16, 2022) (Incorporated by Reference to Appendix A to the Definitive Proxy Statement of Cowen In. on Schedule A for the year ended December 31, 2021 as filed on May 27, 2022.)*

10.26	Form of Deferred Cash Award Agreement (filed herewith)*
21.1	Subsidiaries of Cowen Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104	Cover Page Interactive Data File - (formatted as inline XBRL and contained in Exhibit 101)

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
As of the end of the Company's 2022 fiscal year, management conducted an assessment of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2022 was effective.
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
The Company's internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2022.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cowen Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Cowen Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Assessment of fair value of certain level 3 financial assets measured on a recurring basis
As discussed in Notes 2f and 7 to the consolidated financial statements, the Company has recorded financial assets measured at fair value on a recurring basis classified as level 3 in the fair value hierarchy of $278.0 million as of December 31, 2022. Certain of these financial assets are valued based on their proportional rights of the underlying portfolio companies and are valued using market quotations when readily available. When market quotations are unavailable for these level 3 financial assets or deemed not representative of fair value, such investments are valued using a market approach, an income approach, or a combination of both approaches. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future cash flows to a single present value. In following these approaches, the significant inputs and assumptions include the premium ascribed to a controlling financial interest and selected equity volatilities.
We identified the assessment of the fair value measurement of certain financial assets classified as level 3 in the fair value hierarchy as a critical audit matter. These fair value measurements involved a high degree of measurement uncertainty and subjectivity, which required specialized skills and knowledge to evaluate. Specifically, the assessment of these fair value measurements encompassed the evaluation of the Company’s valuation methodologies and certain unobservable inputs and assumptions used in these fair value estimates, such as the premium ascribed to a controlling financial interest and selected equity volatilities.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the fair value measurement process, including controls related to the (1) development of the valuation methodologies (2) identification and determination of unobservable inputs and assumptions, including the premium ascribed to a controlling financial interest and selected equity volatilities, and (3) monitoring of changes to the methodology or inputs and assumptions.
We evaluated the Company’s process to develop the fair value measurement of certain financial assets classified as level 3 in the fair value hierarchy by testing certain sources of data and assumptions that the Company used and considered the relevance and reliability of such data and assumptions. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the reasonableness of the fair value measurement for a selection of level 3 financial assets through developing an independent estimate of the fair value of the financial asset and comparing the results of our estimate of fair value to the Company's fair value measurement. As part of this independent estimate, the valuation professionals developed independent pricing inputs, such as the premium ascribed to a controlling financial interest and selected equity volatilities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

New York, New York
February 28, 2023

Cowen Inc. Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data)
	As of December 31, 2022	As of December 31, 2021
Assets
Cash and cash equivalents	$1,139,652	$914,343
Cash collateral pledged	122,687	47,494
Segregated cash	185,872	194,701
Securities owned, at fair value ($1,766,033 and $1,764,853 were pledged to various parties)	2,424,194	2,660,742
Securities purchased under agreements to resell	121,718	—
Receivable on derivative contracts, at fair value	494,691	286,135
Securities borrowed	1,298,056	1,704,603
Other investments ($132,285 and $137,986 at fair value, respectively)	225,183	274,111
Deposits with clearing organizations, brokers and banks	87,932	111,857
Receivable from brokers, dealers and clearing organizations, net of allowance of $62 and $636, respectively	1,864,825	1,614,347
Receivable from customers, net of allowance of $605 and $687, respectively	41,671	159,418
Fees receivable, net of allowance of $7,799 and $886, respectively	113,217	145,809
Insurance and reinsurance assets	133,786	30,073
Due from related parties	22,293	31,449
Fixed assets, net of accumulated depreciation and amortization of $52,816 and $50,017, respectively	23,407	25,976
Operating lease right-of-use assets	78,565	93,655
Goodwill	234,005	234,005
Intangible assets, net of accumulated amortization of $38,926 and $33,219, respectively	31,337	44,167
Deferred tax asset, net	50,810	21,765
Other assets, net of allowance of $1,583 and $0 respectively	84,963	54,755
Consolidated Funds
Cash and cash equivalents	30	296
Other investments	49,832	99,067
Other assets	48	46
Total Assets	$8,828,774	$8,748,814
Liabilities, Temporary Equity and Permanent Equity
Liabilities
Securities sold, not yet purchased, at fair value	$913,574	$1,201,448
Securities sold under agreements to repurchase	133,130	63,469
Payable for derivative contracts, at fair value	69,665	60,163
Securities loaned	1,199,838	1,586,572
Payable to brokers, dealers and clearing organizations	783,909	586,553
Payable to customers	2,663,414	2,432,612
Commission management payable	115,853	102,990
Insurance and reinsurance liabilities	317,547	71,269
Compensation payable	398,477	443,580
Operating lease liabilities	85,222	98,883
Notes payable and other debt	620,161	623,371
Fees payable	26,062	16,483
Accounts payable, accrued expenses and other liabilities	153,915	164,819
Consolidated Funds
Due to related parties	—	23
Accounts payable, accrued expenses and other liabilities	162	225
Total Liabilities	$7,480,929	$7,452,460

Cowen Inc. Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data)
	As of December 31, 2022	As of December 31, 2021
(continued)
Commitments and Contingencies (Note 27)

Redeemable Series A Convertible Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of December 31, 2022 (aggregate liquidation preference of $120,750) and 10,000,000 shares authorized, 120,750 shares issued and outstanding as of December 31, 2021 (aggregate liquidation preference of $120,750)	$120,750	$120,750

Permanent Equity
Class A common stock, par value $0.01 per share: 62,500,000 shares authorized, 58,410,153 shares issued and 28,234,289 outstanding as of December 31, 2022 and 62,500,000 shares authorized, 55,826,893 shares issued and 27,778,964 outstanding as of December 31, 2021, respectively (including 950,919 and 901,374 restricted shares, respectively)	334	334
Class B common stock, par value $0.01 per share: 62,500,000 authorized, no shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	1,162,714	1,100,667
Retained earnings	515,395	461,982
Accumulated other comprehensive income (loss)	1	(2)
Less: Class A common stock held in treasury, at cost, 30,175,864 and 28,047,929 shares as of December 31, 2022 and 2021, respectively	(614,272)	(547,112)
Total Cowen Inc. Stockholders' Equity	1,064,172	1,015,869
Nonredeemable non-controlling interests	162,923	159,735
Total Permanent Equity	$1,227,095	$1,175,604
Total Liabilities, Redeemable Preferred Stock and Permanent Equity	$8,828,774	$8,748,814

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Inc. Consolidated Statements of Operations (in thousands, except per share data)
	Year Ended December 31,
	2022	2021	2020
Revenues
Investment banking	$494,842	$1,067,162	$769,486
Brokerage	592,292	585,162	524,361
Investment income (loss)
Securities principal transactions, net	112,829	122,110	124,667
Portfolio fund principal transactions, net	(4,442)	338	20,434
Carried interest allocations	(31,555)	5,059	59,250
Total investment income (loss)	76,832	127,507	204,351
Management fees	66,670	72,287	47,515
Incentive income	646	2,732	592
Interest and dividends	312,134	219,292	187,459
Insurance and reinsurance premiums	36,522	39,631	30,147
Other revenues, net	7,010	5,211	10,503
Consolidated Funds
Principal transactions, net	(49,234)	(6,194)	(24,338)
Interest and dividends	—	9	5,218
Other revenues	9	—	632
Total revenues	1,537,723	2,112,799	1,755,926
Interest and dividends expense	259,126	211,387	187,725
Total net revenues	1,278,597	1,901,412	1,568,201
Expenses
Employee compensation and benefits	771,386	1,046,371	860,531
Brokerage and trade execution costs	162,598	153,831	139,034
Underwriting expenses	4,914	24,978	22,565
Professional, advisory and other fees	80,564	80,849	59,990
Service fees	29,942	25,768	25,378
Communications	38,041	37,499	32,593
Occupancy and equipment	41,669	40,692	36,559
Depreciation and amortization	27,725	19,004	22,677
Client services and business development	39,333	29,607	20,526
Insurance and reinsurance claims, commissions and amortization of deferred acquisition costs	(12,260)	33,938	33,905
Change in fair value of contingent consideration	(13,560)	15,119	8,492
Other expenses	40,969	21,907	24,703
Consolidated Funds
Interest and dividends	—	—	2,064
Professional, advisory and other fees	121	273	2,087
Brokerage and trade execution costs	—	—	37
Other expenses	127	357	1,221
Total expenses	1,211,569	1,530,193	1,292,362
Other income (loss)
Net gains (losses) on other investments	9,613	35,494	18,879
Bargain purchase gain, net of tax	—	3,855	—
Gain/(loss) on debt extinguishment	—	(4,538)	2,719
Total other income (loss)	9,613	34,811	21,598
Income (loss) before income taxes	76,641	406,030	297,437
Income tax expense (benefit)	10,786	102,039	90,373
Net income (loss)	65,855	303,991	207,064

Cowen Inc. Consolidated Statements of Operations (in thousands, except per share data)
	Year Ended December 31,
	2022	2021	2020
(continued)

Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(10,603)	8,380	(9,299)
Net income (loss) attributable to Cowen Inc.	76,458	295,611	216,363
Preferred stock dividends	6,792	6,792	6,792
Net income (loss) attributable to Cowen Inc. common stockholders	$69,666	$288,819	$209,571

Weighted average common shares outstanding:
Basic	28,183	27,721	27,790
Diluted (See Note 26)	31,544	32,628	29,519
Earnings (loss) per share:
Basic	$2.47	$10.42	$7.54
Diluted (See Note 26)	$2.21	$8.85	$7.10
The accompanying notes are an integral part of these consolidated financial statements.

Cowen Inc.
Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)

	Year Ended December 31,
	2022		2021		2020
Net income (loss)		$65,855		$303,991		$207,064
Other comprehensive income (loss), net of tax:
Foreign currency translation	3		5		(2)
Total other comprehensive income (loss), net of tax		3		5		(2)
Comprehensive income (loss)		$65,858		$303,996		$207,062
Less: Comprehensive income (loss) attributable to non-controlling interests		(10,603)		8,380		(9,299)
Comprehensive income (loss) attributable to Cowen Inc.		$76,461		$295,616		$216,361

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Inc.
Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)

	Year Ended December 31,
	2022	2021	2020
Permanent Equity Shares	(in shares)
Common Shares Outstanding
Beginning balance	27,778,964	26,845,628	28,610,357
Restricted stock awards issued	2,524,673	2,710,719	2,174,859
Common stock issuance for purchase of investment	—	68,980	—
Common stock issuance for partial settlement of contingent liability from prior acquisition	58,587	642,862	74,694
Purchase of treasury stock, at cost	(2,127,935)	(5,428,066)	(4,014,282)
Share settlement of convertible notes (See Note 18)	—	2,938,841	—
Ending balance	28,234,289	27,778,964	26,845,628

Series A Convertible Preferred Shares Outstanding
Beginning balance	—	120,750	120,750
Reclassification of Series A Convertible Preferred Stock (See Note 17)	—	(120,750)	—
Ending balance	—	—	120,750

Permanent Equity	(in dollars)
Total Cowen Inc. Stockholders' Equity (beginning of period)	$1,015,869	$969,497	$809,855
Class A Common stock
Beginning balance	334	334	334
Ending balance	334	334	334

Series A Convertible Preferred stock
Beginning balance	—	1	1
Reclassification of Series A Convertible Preferred Stock (See Note 17)	—	(1)	—
Ending balance	—	—	1

Treasury stock
Beginning balance	(547,112)	(346,870)	(284,301)
Purchase of treasury stock, at cost	(67,160)	(200,242)	(62,569)
Ending balance	(614,272)	(547,112)	(346,870)

Additional Paid-in Capital
Beginning balance	1,100,667	1,130,138	1,110,635
Reclassification of Series A Convertible Preferred Stock (See Note 17)	—	(120,749)	—
Common stock issuance for purchase of investment	—	2,500	—
Common stock issuance for partial settlement of contingent liability from prior acquisition	1,881	23,060	926
Equity portion of convertible note extinguishment (See Note 18)	—	—	(29,645)
Amortization of share based awards	60,166	65,718	48,222
Ending balance	$1,162,714	$1,100,667	$1,130,138

	Year Ended December 31,
	2022	2021	2020
	(in dollars)

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(2)	(7)	(5)
Foreign currency translation	3	5	(2)
Ending balance	$1	$(2)	$(7)

Retained Earnings/ (Accumulated deficit)
Beginning balance	$461,982	$185,901	$(16,809)
Cumulative effect of the adoption of the new revenue recognition standard (See Note 2w)	—	—	(10)
Net income (loss) attributable to Cowen Inc.	76,458	295,611	216,363
Preferred stock dividends (See Note 17)	(6,792)	(6,792)	(6,792)
Cash dividends to common stockholders (See Note 18)	(16,253)	(12,738)	(6,851)
Ending balance	515,395	461,982	185,901
Total Cowen Inc. Stockholders' Equity (end of period)	1,064,172	1,015,869	969,497

Nonredeemable Non-controlling Interests
Beginning balance	$159,735	$199,624	$94,320
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(10,603)	8,380	23,625
Capital contributions	24,417	55,556	201,223
Capital distributions	(10,626)	(29,012)	(78,251)
Consolidation of entity	—	—	48,596
Deconsolidation of entity	—	(74,813)	(89,889)
Ending balance	162,923	159,735	199,624
Total Permanent Equity	$1,227,095	$1,175,604	$1,169,121

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Inc. Consolidated Statements of Cash Flows (dollars in thousands)
	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$65,855	$303,991	$207,064
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Bargain purchase gain, net of tax	—	(3,855)	—
Depreciation and amortization	27,725	19,004	22,677
Amortization of debt issuance costs	2,473	2,563	1,512
Amortization of debt discount (premium)	309	6,727	4,490
Noncash lease expense	1,429	734	(561)
Asset impairment	—	—	2,425
(Gain) / loss on extinguishment of debt	—	3,890	(2,719)
Share-based awards	60,272	65,718	48,222
Change in deferred taxes	(29,045)	(14,095)	70,136
Net loss (gain) on disposal of fixed assets	216	—	—
Contingent liability adjustment	—	(614)	—
Purchases of securities owned, at fair value	(1,202,243)	(1,136,928)	(1,682,598)
Proceeds from sales of securities owned, at fair value	999,934	1,007,261	1,793,934
Proceeds from sales of securities sold, not yet purchased, at fair value	6,621,546	257,142	821,829
Payments to cover securities sold, not yet purchased, at fair value	(6,240,064)	(262,362)	(850,608)
Proceeds from sales of other investments	28,894	27,477	22,453
Investment income (loss) principal transactions, net	(157,798)	(66,219)	(161,699)
Consolidated Funds
Purchases of securities owned, at fair value	—	(4,000)	(1,912,137)
Proceeds from sales of securities owned, at fair value	—	13,748	1,793,528
Purchases of other investments	—	—	(2,090)
Proceeds from other investments	—	14,130	6,734
Investment income (loss) principal transactions, net	49,235	5,990	21,597
(Increase) decrease in operating assets:
Securities owned, at fair value, held at broker-dealer	450,760	(496,443)	(335,510)
Receivable on derivative contracts, at fair value	(208,556)	(234,653)	11,394
Securities borrowed	406,547	203,584	(1,153,746)
Deposits with clearing organizations, brokers and banks	23,925	(6,905)	(13,197)
Securities purchased under agreement to resell	(121,718)	191	(191)
Receivable from brokers, dealers and clearing organizations	(250,478)	115,397	(1,048,049)
Receivable from customers, net of allowance	117,747	(55,455)	1,684
Fees receivable, net of allowance	32,592	16,919	(33,991)
Insurance and reinsurance assets	7,717	(9,465)	(18,498)
Due from related parties	9,156	(10,088)	5,498
Other assets	(30,125)	(7,273)	82,124
Consolidated Funds
Receivable on derivative contracts, at fair value	—	(2,917)	(19,710)
Receivable from brokers	—	—	(961)
Other assets	—	13	564
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	(503,565)	473,516	286,105
Securities sold under agreement to repurchase	69,661	58,433	(18,208)
Payable for derivative contracts, at fair value	9,502	(15,997)	15,399
Securities loaned	(386,734)	(889,842)	874,548
Payable to brokers, dealers and clearing organizations	197,356	171,410	144,125
Payable to customers	230,802	752,286	1,250,102
Commission management payable	12,863	(13,997)	45,367
Insurance and reinsurance liabilities	(51,147)	4,041	63,856
Compensation payable	(81,185)	29,833	134,522
Fees payable	9,579	(27,350)	22,293
Due to related parties	(43)	(51)	254
Accounts payable, accrued expenses and other liabilities	(1,714)	11,666	(7,977)

Cowen Inc. Consolidated Statements of Cash Flows (dollars in thousands)
	Year Ended December 31,
	2022	2021	2020
Consolidated Funds
Contributions received in advance	—	—	450
Payable to brokers	—	—	8,560
Payable for derivative contracts, at fair value	—	—	11,967
Due to related parties	(23)	16	(386)
Accounts payable, accrued expenses and other liabilities	(63)	(353)	436
Net cash provided by / (used in) operating activities	171,594	306,818	513,013
Cash flows from investing activities:
Purchases of other investments	(63,875)	(98,375)	(48,634)
Purchase of business and/or asset acquisition	187,613	(63,246)	(5,647)
Cash at deconsolidated entity	—	(5,620)	(22,382)
Proceeds from sales of other investments	64,017	99,142	44,371
Purchase of fixed assets and intangibles	(12,537)	(11,819)	(10,721)
Sale of fixed assets	—	4,183	—
Net cash provided by / (used in) investing activities	175,218	(75,735)	(43,013)
Cash flows from financing activities:
Repayments on convertible debt	—	(88,119)	(69,842)
Deferred debt issuance cost	(72)	(9,312)	(1,700)
Borrowings on notes and other debt	4,175	450,286	159,821
Repayments on notes and other debt	(10,095)	(206,433)	(121,472)
Purchase of treasury stock	(31,078)	(159,822)	(47,314)
Cash dividends paid	(15,152)	(11,373)	(5,710)
Preferred stock dividends paid	(6,792)	(6,792)	(6,792)
Contingent liability payment	(10,076)	(10,698)	(5,653)
Capital contributions by non-controlling interests in operating entities	24,311	36,539	9,730
Capital distributions to non-controlling interests in operating entities	(10,626)	(7,601)	(5,605)
Consolidated Funds
Capital contributions by non-controlling interests in Consolidated Funds	—	19,017	375,716
Capital distributions to non-controlling interests in Consolidated Funds	—	(21,411)	(255,597)
Net cash provided by / (used in) financing activities	(55,405)	(15,719)	25,582
Change in cash and cash equivalents	291,407	215,364	495,582
Cash and cash equivalents, including cash collateral pledged and segregated cash, beginning of period	1,156,834	941,470	445,888
Cash and equivalents at end of period:
Cash and cash equivalents	1,139,652	914,343	645,169
Cash collateral pledged	122,687	47,494	110,743
Segregated cash	185,872	194,701	185,141
Cash and cash equivalents, Consolidated Funds	30	296	417
Cash and cash equivalents, including cash collateral pledged and segregated cash, end of period	$1,448,241	$1,156,834	$941,470
Supplemental information
Cash paid during the year for interest	$187,628	$214,909	$153,653
Cash paid during the year for taxes	$50,988	$119,050	$4,783
Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (See Note 18)	$36,082	$40,392	$15,147
Preferred stock dividends declared (See Note 18)	$6,792	$6,792	$6,792
Cash dividends declared (See Note 18)	$16,253	$12,738	$6.851
Net assets (liabilities) acquired upon acquisition (net of cash)	$(187,613)	$23,128	$9,865
Net increase in non-controlling interests due to consolidation of operating entity	$—	$—	$48,596
Net decrease in non-controlling interests in Consolidated Fund due to deconsolidation of Consolidated Fund (See Note 2)	$—	$74,813	$450,600
Common stock issuance for purchase of investment	$—	$2,500	$—
Common stock issuance in relation to acquisitions	$1,881	$23,060	$926
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
As of December 31, 2022 and 2021, the total assets of the consolidated VIEs were $289.3 million and $304.1 million, respectively, and total liabilities of the consolidated VIEs were $4.2 million and $9.8 million, respectively.
The Company consolidates investment funds for which it acts as the managing member/general partner and investment manager. At December 31, 2022, the Company consolidated Ramius Enterprise LP (“Enterprise LP”), an investment fund. At December 31, 2021, the Company consolidated the following investment funds: Enterprise LP and Cowen Private Investments LP ("Cowen Private").
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
e.    Allowance for credit losses
ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”) prescribes the impairment model for certain financial assets measured at amortized cost by requiring a current expected credit loss ("CECL") methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. Under the accounting update guidance, the Company has the ability to determine there are no expected credit losses in certain circumstances (e.g., based on collateral arrangements or based on the credit quality of the borrower or issuer).
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
The Company and its operating subsidiaries act as the manager for the Consolidated Funds. Both the Company and the Consolidated Funds hold certain investments which are valued by the Company, acting as the investment manager. The fair value

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
of these investment is based on their proportional rights of the underlying portfolio company and are valued using market quotations when readily available. When market quotations are unavailable or deemed not representative, the level 3 investments are valued using a market approach, an income approach, or a combination of both approaches. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future cash flows to a single present value. In following these approaches, the significant inputs and assumptions include the timing and expected amount of cash flows, the appropriateness of discount rates used, the premium ascribed to a controlling financial interest, selected equity volatilities and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. Significant judgment and estimation impact the selection of an appropriate valuation methodology as well as the assumptions used in these models, and the timing and actual values realized with respect to investments could be materially different from values derived based on the use of those estimates. The valuation methodologies applied impact the reported value of the Company's investments and the investments held by the Consolidated Funds in the consolidated financial statements. Certain of the Company's investments are relatively illiquid or thinly traded and may not be immediately liquidated on demand if needed. Fair values assigned to these investments may differ significantly from the fair values that would have been used had a ready market for the investments existed and such differences could be material.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
Accounts payable, accrued expenses and other liabilities—Accounts payable, accrued expenses and other liabilities include contingent consideration liabilities related to terms of the purchase agreements of the Company's previous acquisitions. In each instance the Company is required to pay the sellers of such entities a portion of future net income and/or revenues of the acquired business if certain targets are met through December 24, 2024. For each acquisition the Company has estimated the contingent consideration liabilities using a combination of Monte Carlo and Discounted Cash Flow methods which require the Company to make estimates and assumptions regarding the future cash flows and profits related to the ongoing operations of these acquired businesses. The Company updates its estimates and assumptions each reporting period and the associated change in fair value is shown in the accompanying consolidated statements of operations.

g.    Offsetting of derivative contracts
To reduce credit exposures on derivatives, the Company may enter into master netting agreements with counterparties that permit the Company the right, in the event of a default by a counterparty, to offset the counterparty’s rights and obligations under the agreement and to liquidate and offset any collateral against any net amount owed by the counterparty. Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) in the consolidated statements of financial condition when a legal right of offset exists under an enforceable netting agreement. Additionally, derivatives are reported net of cash collateral received and posted under enforceable credit support agreements in the consolidated statements of financial condition, provided a legal right of offset exists. See Note 6 for further information about offsetting of derivative financial instruments.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
l.    Securities financing arrangements
Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced or received on a gross basis. The related rebates are recorded in the accompanying consolidated statements of operations as interest and dividends income and interest and dividends expense. Securities borrowed transactions require the Company to deposit cash collateral with the lender. With respect to securities loaned, the Company receives cash or securities as collateral from the borrower. When the Company receives securities as collateral, and has concluded it (i) is the transferor and (ii) can pledge the securities to third parties, the Company recognizes the securities received as collateral at fair value in Securities owned, at fair value with the corresponding obligation to return the securities received as collateral at fair value in Securities sold, not yet purchased, at fair value. Securities received as collateral are not recognized when the Company either (i) is not the transferor or (ii) cannot pledge the securities to third parties. The initial collateral advanced or received approximates or is greater than the market value of securities borrowed or loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or returned, as necessary. Securities borrowed and loaned may also result in credit exposures for the Company in an event that the counterparties are unable to fulfill their contractual obligations. See Note 2e for further information.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
r.    Temporary Equity
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
•Carried interest allocations. The Company is allocated carried interest based on net profits (as defined in the respective investment management or partnership agreement) related to certain of the Company's private equity investment funds. For the private equity fund products the Company offers, the carried interest earned is typically up to 30% of the distributions made to investors after return of their contributed capital and generally a preferred return. The Company recognizes carried interest allocated to the Company under an equity ownership model as investment income - carried interest allocations in the accompanying consolidated statements of operations accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures. Under the equity method of accounting the Company recognizes its allocations of incentive income or carried interest within Investment Income - Carried interest allocations in the accompanying consolidated statements of operations along with the allocations proportionate to the Company's ownership interests in the investment funds. Generally, carried interest is recognized after the investor has received a full return of its invested capital, plus a preferred return. However, for certain private equity structures, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These private equity structures are generally subject to a potential clawback of these incentive fees upon the liquidation of the private equity structure if the investor has not received a full return of its invested capital plus the preferred return thereon.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
aa.    Recent pronouncements
Recently issued
In August 2020, the FASB issued guidance simplifying an issuer’s accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that require separate accounting for embedded conversion features; separate accounting is still required in certain cases. The guidance also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. The guidance requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement (if the effect is more dilutive) for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. The guidance requires new disclosures about events that occur during the reporting period and cause conversion contingencies to be met and about the fair value of a public business entity’s convertible debt at the instrument level. For public business entities, the guidance is effective for reporting periods beginning after December 15, 2021 and interim periods within those fiscal years with early adoption permitted. The Company adopted the guidance as of January 1, 2022 under the modified retrospective method. With the adoption of this guidance, the Company is required to include the portion of the Series A Convertible Preferred Stock that can be settled in Class A common stock (the amount in excess of $1,000.00 per share of the Series A Convertible Preferred Stock) in the diluted earnings per share calculation. See Note 26 for the calculation of diluted earnings per share.
In August 2018, the FASB issued guidance prescribing targeted improvements to financial services – insurance industry accounting guidance for long-duration contracts. The new guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
deferred acquisition costs for virtually all long-duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. For all entities, the guidance is effective for reporting periods beginning after December 15, 2022 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact of adopting the new guidance and has determined that the impact is not expected to be material to the consolidated financial statements.
In June 2022, the FASB issued guidance that amends ASC 820 to clarify that when evaluating the fair value of an equity security a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security's unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. The guidance further prohibits an entity from recognizing a contractual sale restriction as a separate unit of account and requires specific disclosures related to the fair value; the nature and duration of the restrictions; and circumstances that could cause the restrictions to lapse on such an equity security. For public business entities, the guidance is effective for reporting periods beginning after December 15, 2023 and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact of the new guidance.
3. Acquisition
Kelvin Re Limited
On June 1, 2022 (the "Kelvin Acquisition Date"), the Company completed its acquisition of Kelvin Re Limited (“Kelvin”) by acquiring all of the issued and outstanding ordinary shares in Kelvin from CS IRIS A Fund Limited (the "Kelvin Acquisition"). Kelvin is a general reinsurance company incorporated and domiciled in Guernsey whose principal activity was the provision of property and natural catastrophe reinsurance business. In December 2020, Kelvin ceased underwriting new business and has been operating as a run-off entity. Cowen acquired Kelvin to manage the outstanding reinsurance claims arising from its existing portfolio. (See Note 22).

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
Portico
On December 16, 2021 (the "Portico Acquisition Date"), the Company, through its indirect wholly owned subsidiary, Cowen PC Acquisition LLC, completed its previously announced acquisition (the "Portico Acquisition") of Portico Capital Advisors and certain assets and liabilities of its European operations (“Portico”). Portico was privately-held and was a leading mergers and acquisitions advisory firm focused on the verticalized software, data, and analytics sectors. The Portico Acquisition was completed for a combination of 75% cash and 25% stock. In the aggregate, the purchase price, specified assets acquired and liabilities assumed were not significant and the near-term impact to the Company and its consolidated results of operations and cash flows was not significant.
The Portico Acquisition was accounted for under the acquisition method of accounting in accordance with US GAAP. Accordingly, the Portico assets purchased and liabilities assumed were recorded on the Company's books at fair value as of the

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Portico Acquisition Date, and Portico's post-acquisition results were included in the Company's consolidated financial statements. Additionally, following the acquisition, the business acquired is included in the Investment Bank reporting unit within the Operating Company segment.
The aggregate estimated purchase price of the Portico Acquisition was $112.0 million. On the Portico Acquisition Date the Company paid upfront consideration of $91.3 million subject to certain net working capital and other customary adjustments, with additional maximum contingent consideration of $58.0 million that will become payable dependent on the achievement of certain milestones by Portico in each of the first three years (four years if certain conditions are met) following the Portico Acquisition Date subject to a $19.3 million maximum in each year and a $58.0 million cumulative maximum, with the opportunity for additional consideration payable in each of the fourth and fifth years following the Portico Acquisition Date upon the achievement of certain additional milestones. The Company estimated the contingent consideration at $20.7 million using a Monte Carlo valuation model which requires the Company to make estimates and assumptions regarding the future cash flows and profits. The contingent consideration liability is included within accounts payable, accrued expenses and other liabilities on the consolidated statements of financial condition. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. A portion of the preliminary purchase price was deposited into escrow, in the amount of $4.4 million, as a reserve for any future claims against the sellers of Portico. The upfront consideration and contingent consideration, consists of a combination of 75% cash and 25% shares of the Company's Class A common stock and the potential additional consideration payable in each of the fourth and fifth years following the Portico Acquisition Date would be paid in cash. Shares issued on the Portico Acquisition Date of 586,061 were valued based on the 20-trading day volume-weighted average price per share of $37.11 as of December 13, 2021. The fair value of the shares of Class A common stock issued was determined on the basis of the closing market price of the Company's shares on the Portico Acquisition Date. Any shares of Class A common stock issued in connection with any such contingent payments will be valued based on the 20-trading day volume-weighted average price per share as of the date that in two business days immediately prior to the date on which such shares are to be issued.
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
Amortization expense for the year ended December 31, 2022 and 2021 was $9.5 million and $0.4 million, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations. The estimated amortization expense related to these intangible assets in future periods is as follows:

(dollars in thousands)
2023	$3,376
2024	3,376
2025	3,235
2026	—
2027	—
Thereafter	—
$9,987
In addition to the purchase price consideration, for the year ended December 31, 2021, the Company had incurred acquisition-related expenses of $4.2 million, including financial advisory, legal and valuation services, which are included in professional, advisory and other fees in the accompanying consolidated statements of operations.
Malta Holdings
On February 26, 2021 (the "Malta Holdings Acquisition Date"), the Company, through its indirect wholly owned subsidiary, Cowen Malta Holdings Ltd. (“Malta Holdings”), completed the acquisition of all of the outstanding equity interest of Axeria Insurance Limited (the “Acquisition”), an insurance company organized under the laws of Malta whose principal business activity is to provide insurance coverage to third parties (see Note 22). Axeria Insurance Limited was renamed Cowen Insurance Company Ltd (“Cowen Insurance Co”) upon acquisition. The Acquisition was completed for a combination of cash and deferred consideration. In the aggregate, the purchase price, assets acquired, and liabilities assumed were not significant and near-term impact to the Company and its consolidated results of operations and cash flows was not significant.
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
As of the Malta Holdings Acquisition Date, the estimated fair value of the Company's intangible assets, which are primarily broker relationships, was $4.6 million and had a weighted average useful life of 10 years. The licenses of $0.2 million have indefinite life. Amortization expense for the years ended December 31, 2022 and 2021, was $0.4 million, respectively.
As of December 31, 2022, the estimated amortization expense related to these intangible assets in future periods is as follows:

(dollars in thousands)
2023	466
2024	466
2025	466
2026	466
2027	466
Thereafter	1,693
$4,023
In addition to the purchase price consideration, for the year ended December 31, 2022, the Company had incurred acquisition-related expenses of $0.2 million, including financial advisory, legal and valuation services, which are included in professional, advisory and other fees in the accompanying consolidated statements of operations.
MHT
On October 1, 2020 (the "MHT Acquisition Date"), the Company, through its indirect wholly owned subsidiary, Cowen and Company, completed its previously announced acquisition (the "MHT Acquisition") of certain assets and liabilities of MHT Partners, LP (“MHT Partners”). MHT Partners was an investment bank, based primarily in Dallas and San Francisco, focused on representing innovative companies in growing markets. The Acquisition was completed for a combination of cash and contingent consideration. In the aggregate, the purchase price, specified assets acquired and liabilities assumed were not significant and near-term impact to the Company and its consolidated results of operations and cash flows was not significant.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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

Amortization expense for the year ended December 31, 2022, 2021 and 2020 was $0.3 million, $0.3 million, and $0.1 million, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations. The estimated amortization expense related to these intangible assets in future periods is as follows:

(dollars in thousands)
2023	$289
2024	209
2025	52
2026	—
2027	—
Thereafter	—
$550
In addition to the purchase price consideration, for the year ended December 31, 2020, the Company had incurred acquisition-related expenses of $0.8 million, including financial advisory, legal and valuation services, which are included in professional, advisory and other fees in the accompanying consolidated statements of operations.
4. Cash Collateral Pledged
As of December 31, 2022 and 2021, the Company pledged cash collateral in the amount of $3.1 million and $3.4 million respectively, which relates to letters of credit issued to the landlords of the Company's premises in various locations. The Company also has pledged cash collateral for reinsurance agreements which amounted to $119.5 million (of which $24.4 million was in the form of letters of credit), as of December 31, 2022, and $44.1 million, as of December 31, 2021, which are expected to be released periodically as per the terms of the reinsurance policy (see Notes 16 and 22).
As of December 31, 2022, the Company has the following irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

Location	Amount	Maturity
	(dollars in thousands)
New York	$2,309	December 2023
Boston	382	November 2023
San Francisco	455	November 2023
	$3,146
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2022 and 2021 there were no amounts due related to these letters of credit.
5. Segregated Cash
As of December 31, 2022 and 2021, cash segregated under federal regulations and other restricted deposits of $185.9 million and $194.7 million, respectively, consisted of cash deposited in Special Reserve Bank Accounts for the exclusive benefit of customers under SEC Rule 15c3-3 and cash deposited in Special Reserve Bank Accounts for the exclusive benefit of Proprietary Accounts of Broker-Dealers ("PAB") under SEC Rule 15c3-3 (see Note 29).
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
As of December 31, 2022 and 2021, securities owned, at fair value consisted of the following:

	As of December 31,
	2022	2021
	(dollars in thousands)
Common stock	$1,802,082	$2,425,993
Preferred stock	196,807	137,757
Warrants and rights	59,051	46,459
Government bonds	113,529	16,002
Corporate bonds	219,316	21,468
Convertible bonds	13,479	5,250
Term loan (*)	12,468	4,121
Trade claims (*)	5,440	2,988
Private investments	2,022	704
	$2,424,194	$2,660,742
(*)The Company has elected the fair value option for securities owned, at fair value with a fair value of $7.9 million and $7.1 million as of December 31, 2022 and 2021, respectively.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
expose the Company to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, counterparty risk, foreign currency movements and changes in the liquidity of markets.
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of December 31,
	2022		2021
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Currency forwards	$7,817	$44	$10,727	$80
Equity swaps	$1,460,575	644,912	$1,950,181	305,370
Options (a)	116,707	31,385	217,393	61,219
Interest rate swap (c)	$—	—	$285,000	1,208
Netting - swaps (b)		(181,650)		(81,742)
		$494,691		$286,135

Payable for derivative contracts	As of December 31,
	2022		2021
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$—	$—	$9,378	$266
Currency forwards	$212,485	2,915	$149,575	1,346
Equity swaps	$1,377,169	218,747	$988,329	114,689
Interest rate swaps (c)	$400,000	218	$—	—
Options (a)	98,069	9,466	182,440	36,192
Netting - swap (b)		(161,681)		(92,330)
		$69,665		$60,163
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
(c) Interest rate swap offsetting the Company's floating rate debt on the Company's term loan. See Note 16.
The following tables present the gross and net derivative positions and the related offsetting amount, as of December 31, 2022 and 2021. This table does not include the impact of over-collateralization.

		Gross amounts offset on the Consolidated Statements of Financial Condition (a)	Net amounts included on the Consolidated Statements of Financial Condition	Gross amounts not offset in the Consolidated Statements of Financial Condition
	Gross amounts recognized			Financial instruments (a)	Cash Collateral pledged (a)	Net amounts
	(dollars in thousands)
As of December 31, 2022
Receivable on derivative contracts, at fair value	$676,341	$181,650	$494,691	$8,227	$426,168	$60,296
Payable for derivative contracts, at fair value	231,346	161,681	69,665	2,922	—	66,743

As of December 31, 2021
Receivable on derivative contracts, at fair value	$367,877	$81,742	$286,135	$1,421	$211,442	$73,272
Payable for derivative contracts, at fair value	152,493	92,330	60,163	2,839	—	57,324

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
(a)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
The realized and unrealized gains/(losses) related to derivatives trading activities were $(149.5) million, $(205.5) million and $(146.9) million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in Investment income- Securities principal transactions, net in the accompanying consolidated statements of operations. The net gains (losses) on derivative contracts in the table above are one of a number of activities comprising the Company's business activities and are calculated before consideration of economic hedging transactions, which generally offset the net gains (losses) included above.
Pursuant to the various derivatives transactions discussed above, except for exchange traded derivatives and certain options, the Company is required to post/receive collateral. These amounts are recognized in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations respectively. As of December 31, 2022 and 2021, all derivative contracts were with major financial institutions.
Other investments
As of December 31, 2022 and 2021, other investments included the following:

	As of December 31,
	2022	2021
	(dollars in thousands)
Portfolio funds, at fair value (1)	$132,285	$137,986
Carried interest (2)	65,892	88,925
Equity method investments (3)	27,006	47,200
	$225,183	$274,111
(1) Portfolio funds, at fair value
The portfolio funds, at fair value as of December 31, 2022 and 2021, included the following:

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31,
	2022	2021
	(dollars in thousands)
HealthCare Royalty Partners LP (a)(*)	$578	$832
HealthCare Royalty Partners II LP (a)(*)	1,256	1,259
Eclipse Ventures Fund I, L.P. (b)	5,361	5,829
Eclipse Ventures Fund II, L.P. (b)	2,441	2,354
Eclipse Continuity Fund I, L.P. (b)	1,587	1,641
Starboard Value and Opportunity Fund LP (c)(*)	43,958	49,252
Starboard Value and Opportunity Fund Ltd (c) (*)	2,434	2,732
Lagunita Biosciences, LLC (d)	2,264	5,671
Starboard Leaders Fund LP (e)(*)	2,882	2,823
Formation8 Partners Fund I, L.P. (f)	16,379	20,992
BDC Fund I Coinvest 1, L.P. (g)	1,250	1,250
Difesa Partners, LP (h)	919	1,017
Cowen Sustainable Investments I LP (i)(*)	17,004	13,102
Cowen Healthcare Investments II LP (i) (*)	11,645	13,055
Cowen Healthcare Investments III LP (i)(*)	7,680	8,426
Cowen Healthcare Investments IV LP (i)(*)	3,397	1,071
Eclipse SPV I, LP (j)(*)	1,445	1,445
TriArtisan ES Partners LLC (k)(*)	2,083	1,805
TriArtisan PFC Partners LLC (l)(*)	1,163	1,112
Ramius Merger Fund LLC (m)(*)	1,711	1,692
Gaingels 10X Capital Diversity Fund I, LP (n)(*)	600	—
HCRX Holdings, L.P. (o)(*)	3,829	—
Other private investment (p)(*)	121	303
Other affiliated funds (q)(*)	298	323
	$132,285	$137,986
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
(n)Gaingels 10X Capital Diversity Fund I, LP is a venture capital fund that primarily invests in portfolio companies embracing diversity and inclusion. Distributions will be made when the underlying investments are liquidated.
(o)HCRX Holdings, L.P. is a private operating company focusing primarily on healthcare royalty investments. Distributions upon realization will be made upon an investor's election subsequent to January 1st, 2026.
(p)Other private investment represents the Company's closed end investment in a portfolio fund that invests in a wireless broadband communication provider in Italy.
(q)The majority of these investment funds are affiliates of the Company or are managed by the Company and the investors can redeem from these funds as investments are liquidated.
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
The carried interest as of December 31, 2022 and 2021, included the following:

	As of December 31,
	2022	2021
	(dollars in thousands)
Cowen Healthcare Investments II LP	$19,112	$23,327
Cowen Healthcare Investments III LP	25,671	18,523
Cowen Sustainable Investments I LP	—	7,436
Cowen Sustainable Investments Offshore I LP	—	9,196
CSI I Prodigy Co-Investment LP	1,000	2,436
CSI PRTA Co- Investment LP	3,677	9,535
TriArtisan TGIF Partners LLC	4,290	4,047
TriArtisan ES Partners LLC	4,475	3,401
TriArtisan PFC Partners LLC	7,277	9,394
TriArtisan SBE Partners LLC	358	—
Ramius Multi-Strategy Fund LP	—	587
Ramius Merger Fund LLC	32	861
RCG IO Renergys Sarl	—	136
Other affiliated funds	—	46
	$65,892	$88,925

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
(3) Equity method investments
Equity method investments include investments held by the Company in several operating companies. The operating agreement that governs the management of day-to-day operations and affairs of these entities stipulates that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these entities requires the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current Accounting Standards and the Company accounts for these investments under the equity method of accounting. Included in equity method investments are the investments in (a) HealthCare Royalty Partners General Partners (b) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day-to-day management (including portfolio management) of several activist investment funds and related managed accounts and (c) operating companies whose operations primarily include the day-to-day management of real estate entities. The Company recorded no impairment charges in relation to its equity method investments for the year ended December 31, 2022, 2021 and 2020.
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
The following table summarizes equity method investments held by the Company:

	As of December 31,
	2022	2021
	(dollars in thousands)
Starboard Value LP	$20,806	$36,889
HealthCare Royalty GP III, LLC	1,631	1,957
HCR Canary Fund GP, LLC	319	458
HealthCare Royalty GP IV, LLC	1,923	1,716
RCG Longview Debt Fund IV Management, LLC	391	331
HCR Overflow Fund GP, LLC	578	839
HCRP MGS Account Management, LLC	472	598
HCR Stafford Fund GP, LLC	—	2,955
HCR Potomac Fund, L.P.	—	925
HCRX Master GP	375	—
Other	511	532
	$27,006	$47,200
The Company's income (loss) from equity method investments was December 31, 2022, 2021 and 2020 and $9.6 million, $35.5 million and $18.9 million, respectively, and is included in net gains (losses) on other investments on the accompanying consolidated statements of operations.
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying consolidated statements of financial condition. As of December 31, 2022 and 2021, securities sold, not yet purchased, at fair value consisted of the following:

	As of December 31,
	2022	2021
	(dollars in thousands)
Common stock	$910,458	$1,192,396
Corporate bonds	31	37
Preferred stock	3,085	9,009
Warrants and rights	—	6
	$913,574	$1,201,448

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Securities purchased under agreements to resell/securities sold under agreements to repurchase and securities lending and borrowing transactions
The following tables present the contractual gross and net securities borrowing and lending agreements and securities sold under agreements to repurchase and the related offsetting amount as of December 31, 2022 and 2021.

				Gross amounts not offset on the Consolidated Statements of Financial Condition
	Gross amounts recognized, net of allowance	Gross amounts offset on the Consolidated Statements of Financial Condition (a)	Net amounts included on the Consolidated Statements of Financial Condition	Additional Amounts Available	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of December 31, 2022
Securities borrowed	$1,298,056	$—	$1,298,056	$—	$1,244,834	$—	$53,222
Securities loaned	1,199,838	—	1,199,838	—	1,199,838	—	—
Securities purchased under agreements to resell	121,718	—	121,718	—	120,953	—	765
Securities sold under agreements to repurchase	133,130	—	133,130	—	133,130	—	—

As of December 31, 2021
Securities borrowed	1,704,603	—	1,704,603	—	1,652,007	—	52,596
Securities loaned	1,586,572	—	1,586,572	—	1,586,572	—	—
Securities sold under agreements to repurchase	$63,469	$—	$63,469	$—	$63,469	$—	$—
(a)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(b)Includes the amount of cash collateral held/posted.
The following tables present gross obligations for securities loaned and securities sold under agreements to repurchase by remaining contractual maturity and class of collateral pledged as of December 31, 2022 and 2021:

	Open and Overnight	Up to 30 days	31 - 90 days	Greater than 90 days	Total
	(dollars in thousands)
As of December 31, 2022
Securities loaned
Common stock	$992,173	$—	$—	$—	$992,173
Corporate bonds	207,665	—	—	—	207,665
Securities purchased under agreements to resell
Corporate bonds	121,718	—	—	—	121,718
Securities sold under agreements to repurchase
Corporate bonds	72,474	60,656	—	—	133,130
As of December 31, 2021
Securities loaned
Common stock	1,570,835	—	—	—	1,570,835
Corporate bonds	15,737	—	—	—	15,737
Securities sold under agreements to repurchase
Common stock	$—	$20,906	$42,563	$—	$63,469
Variable Interest Entities

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $8.9 billion and $444.5 million as of December 31, 2022 and $9.7 billion and $744.5 million as of December 31, 2021, respectively. The carrying value of the Company's exposure to loss for these variable interest entities as of December 31, 2022 was $137.0 million, and as of December 31, 2021 was $165.5 million, all of which is included in other investments, at fair value in the accompanying consolidated statements of financial condition. Additionally, the Company's maximum exposure to loss for the variable interest entities noted above as of December 31, 2022 and 2021, was $215.0 million and $233.6 million, respectively.  The maximum exposure to loss often differs from the carrying value of exposure to loss of the variable interests. The maximum exposure to loss is dependent on the nature of the variable interests in the VIEs and is limited to the notional amounts of certain commitments and guarantees.
b.    Consolidated Funds
Other investments, at fair value
Investments in portfolio funds, at fair value
As of December 31, 2022 and 2021, investments in portfolio funds, at fair value, included the following:

	As of December 31,
	2022	2021
	(dollars in thousands)
Investments of Enterprise LP	$49,832	$99,067
	$49,832	$99,067
Consolidated portfolio fund investments of Enterprise LP
On May 12, 2010, the Company announced its intention to close its master fund, Ramius Enterprise Master Fund Ltd ("Enterprise Master"). Enterprise LP operated under a "master-feeder" structure up until January 1, 2019, when Enterprise Master distributed its capital to each feeder and was liquidated. As of December 31, 2022 and 2021, the consolidated investments in portfolio funds include Enterprise LP's investment in RCG Special Opportunities Fund, Ltd which is a portfolio fund that invests in a limited number of private equity investments directly as well as through affiliated portfolio funds.
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly held by the Company, indirectly through the Company's consolidated entities or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of December 31, 2022 and 2021, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There were two indirect concentrations that exceeded 5% of the Company's equity as of December 31, 2022 and one that exceeded 5% of the Company's equity at December 31, 2021.
Through its investments in a Consolidated Fund and combined with direct Company investments, the Company maintained exposure to Linkem S.p.A which accounted for 5% or more of the Company's equity as of both December 31, 2021 and December 31, 2022. As of December 31, 2022, through its investments in a consolidated special purpose vehicle, the Company maintained exposure to Polysign, Inc which accounted for 5% or more of the Company's equity.

	Investment's percentage of the Company's stockholders' equity
	Issuer	Security Type	Country	Industry	Percentage of Stockholders' Equity	Market Value
						(dollars in thousands)
As of December 31, 2022	Polysign, Inc	Preferred - Series B and C	United States of America	Financial Technology	5.37%	$57,165
As of December 31, 2021	Linkem S.p.A.	Equity and warrants	Italy	Wireless Broadband	8.22%	$83,537

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
7. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying consolidated statements of financial condition by caption and by level within the valuation hierarchy as of December 31, 2022 and 2021:

	Assets at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Netting (c)	Total
		(dollars in thousands)
Operating Entities
Securities owned, at fair value
Government bonds	$113,529	$—	$—	$—	$113,529
Preferred stock	7	3,496	193,304	—	196,807
Common stock	1,775,689	1,566	24,827	—	1,802,082
Convertible bonds	—	1,511	11,968	—	13,479
Corporate bonds	—	215,907	3,409	—	219,316
Trade claims	—	—	5,440	—	5,440
Term loan	—	2,502	9,966	—	12,468
Warrants and rights	32,114	—	26,937	—	59,051
Private investments	—	884	1,138	—	2,022
Receivable on derivative contracts, at fair value
Currency forwards	—	44	—	—	44
Equity swaps	—	644,033	879	(181,650)	463,262
Options	30,781	461	143	—	31,385
	$1,952,120	$870,404	$278,011	$(181,650)	$2,918,885
Portfolio funds measured at net asset value (a)					132,285
Consolidated Funds' portfolio funds measured at net asset value (a)					49,832
Carried interest (a)					65,892
Equity method investments (a)					27,006
Total investments					$3,193,900

	Liabilities at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Netting (c)	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased, at fair value
Common stock	$910,458	$—	$—	$—	$910,458
Corporate bonds	—	31	—	—	31
Preferred stock	4	3,081	—	—	3,085
Warrants and rights	—	—	—	—	—
Payable for derivative contracts, at fair value
Currency forwards	—	2,915	—	—	2,915
Equity swaps	—	218,747	—	(161,681)	57,066
Interest rate swaps	—	218	—	—	218
Options	8,746	—	720	—	9,466
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	38,648	—	38,648
	$919,208	$224,992	$39,368	$(161,681)	$1,021,887
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

	Assets at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Netting (c)	Total
		(dollars in thousands)
Operating Entities
Securities owned, at fair value
Government bonds	$16,002	$—	$—	$—	$16,002
Preferred stock	12,299	—	125,458	—	137,757
Common stock	2,396,041	121	29,831	—	2,425,993
Convertible bonds	—	—	5,250	—	5,250
Corporate bonds	—	19,049	2,419	—	21,468
Trade claims	—	—	2,988	—	2,988
Term loan	—	4,121	—	—	4,121
Private investments	—	—	704	—	704
Warrants and rights	31,056	—	15,403	—	46,459
Receivable on derivative contracts, at fair value
Currency forwards	—	80	—	—	80
Equity swaps	—	305,370	—	(81,742)	223,628
Options	60,985	—	234	—	61,219
Interest rate swap	—	1,208	—	—	1,208
	$2,516,383	$329,949	$182,287	$(81,742)	$2,946,877
Portfolio funds measured at net asset value (a)					137,986
Consolidated Funds' portfolio funds measured at net asset value (a)					99,067
Carried interest (a)					88,925
Equity method investments (a)					47,200
Total investments					$3,320,055

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Netting (c)	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased, at fair value
Common stock	$1,192,396	$—	$—	$—	$1,192,396
Corporate bonds	—	37	—	—	37
Preferred stock	9,009	—	—	—	9,009
Warrants and rights	6	—	—	—	6
Payable for derivative contracts, at fair value
Futures	266	—	—	—	266
Currency forwards	—	1,346	—	—	1,346
Equity swaps	—	114,689	—	(92,330)	22,359
Options	32,773	—	3,419	—	36,192
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	62,223	—	62,223
	$1,234,450	$116,072	$65,642	$(92,330)	$1,323,834
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
The following table includes a roll forward of the amounts for the year ended December 31, 2022 and 2021 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2022
	Balance at December 31, 2021	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at December 31, 2022	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$125,458	$—		$—		$26,164	$(1,347)	$43,029	$193,304	$43,029
Common stock	29,831	893	(c)	—		5,031	(950)	(9,978)	24,827	(13,736)
Convertible bonds	5,250	—		—		6,636	—	82	11,968	—
Corporate bond	2,419	1,082	(c)	—		620	(460)	(252)	3,409	64
Options, asset	234	—		—		—	—	(91)	143	(90)
Options, liability	3,419	—		—		—	—	(2,699)	720	(2,699)
Equity swap	—	—		—		—	—	879	879	879
Term loan	—	—		—		9,700	—	266	9,966	267
Warrants and rights	15,403	—		(719)	(a)(c)	2,274	(1,212)	11,191	26,937	14,614
Trade claims	2,988	—		—		4,304	(647)	(1,205)	5,440	(1,561)
Private investments	704	—		—		8,311	(8,978)	1,101	1,138	405
Contingent consideration liability	62,223	—		—		—	(29,169)	5,594	38,648	5,594

	Year Ended December 31, 2021
	Balance at December 31, 2020	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at December 31, 2021	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$59,967	$—		$(1,531)	(a)	$78,389	$(9,828)	$(1,539)	$125,458	$(2,570)
Common stock	23,786	3,409	(b)	(7,357)	(a)(d)	16,245	(13,582)	7,330	29,831	5,517
Convertible bonds	6,040	—		(4,031)	(d)	11,802	(11,159)	2,598	5,250	(975)
Corporate Bond, asset	135	—		—		2,414	(103)	(27)	2,419	6
Options, asset	251	—		—		—	—	(17)	234	(17)
Options, liability	3,915	—		—		—	—	(496)	3,419	(496)
Warrants and rights	6,547	3,806	(b) (c)	—		10,706	(1,610)	(4,046)	15,403	(2,812)
Term Loan	12,623	—		—		638	(12,162)	(1,099)	—	—
Trade claim	8,713	—		(2,145)	(c)	3,056	(4,946)	(1,690)	2,988	(2,757)
Private investments	642	543	(c)	—		707	(1,462)	274	704	—
Corporate bond, liability	704	—		—		—	(399)	(305)	—	—
Government bonds, liability	1,500	—		—		—	(1,569)	69	—	—
Contingent consideration liability	36,718	—		—		20,729	(10,077)	14,853	62,223	14,853
Consolidated Funds
Common stock	2,951	(4,000)	(b)	—		—	—	1,049	—	—
Warrants and rights	5,806	—		—		—	(4,447)	(1,359)	—	—
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
(d) The Company deconsolidated an investment fund.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
The following table includes quantitative information as of December 31, 2022 and 2021 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value December 31, 2022	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$61,807	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	11.5% - 12.5% 3.7x - 9.5x	12% 7.55x
Options	1,022	Discounted cash flows Guideline companies Option pricing model	Discount rate EBITDA Market Multiples Volatility	11.5% - 12.5% 7.25x - 7.75x 45%	12% 7.5x 45%
Trade claims	1,876	Discounted cash flows	Discount rate	54%	54%
Warrants and rights	10,351	Discounted cash flows Guideline companies Option pricing model	Discount rate EBITDA Market Multiples Volatility	11.5% - 12.5% 7.25x - 7.75x 45% - 170%	12.0% 7.5x 71.1%
Corporate, convertible bonds and term loan	4,570	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	11.5% - 12.5% 7.25x - 7.75x	12% 7.5x
Other level 3 assets (a)	198,385
Total level 3 assets	$278,011
Level 3 Liabilities
Options	720	Option pricing model	Discount rate Volatility	4.01% 35%	4.01% 35%
Contingent consideration liability	38,648	Discounted cash flows Monte Carlo simulation	Discount rate Volatility	6.8% - 18.5% 21% - 24%	11% 22%
Total level 3 liabilities	$39,368

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2021	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$76,491	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	12.5% - 20% 6.25x - 6.75x	13% 6.5x
Trade claims	2,376	Discounted cash flows	Discount rate	40%	40%
Warrants and rights	4,483	Discounted cash flows Guideline companies Option pricing model	Discount rate EBITDA Market Multiples Volatility	12.5% - 13.5% 6.25x - 6.75x 90% - 100%	13% 6.5x 95%
Options	234	Discounted cash flows Guideline companies	Discount rate EBITDA Market Multiples	12.5% - 13.5% 6.25x - 6.75x	13% 6.5x
Other level 3 assets (a)	98,703
Total level 3 assets	$182,287
Level 3 Liabilities

Options	3,419	Option pricing model	Volatility	35%	35%
Contingent consideration liability	62,223	Discounted cash flows Monte Carlo simulation	Discount rate Volatility	7% - 15% 20% - 24%	12% 22%
Total level 3 liabilities	$65,642
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
The fair market value for level 3 securities may be highly sensitive to the use of industry-standard models, unobservable inputs and subjective assumptions. The degree of fair market value sensitivity is also contingent upon the subjective weight given to specific inputs and valuation metrics. The Company holds various equity and debt instruments where different weight may be applied to industry-standard models representing standard valuation metrics such as: discounted cash flows, market multiples, comparative transactions, consideration for rounds of financing, capital rates, the premium ascribed to a controlling financial interest, selected equity volatilities, recovery rates and timing, and bid levels. Generally, changes in the weights ascribed to the various valuation metrics and the significant unobservable inputs in isolation may result in significantly lower or higher fair value measurements. Volatility levels for warrants and options are not readily observable and subject to interpretation. The interrelationship between unobservable inputs may vary significantly amongst level 3 securities as they are generally highly idiosyncratic. Significant increases (decreases) in any of those inputs in isolation can result in a significantly lower (higher) fair value measurement.
Other financial assets and liabilities
The following table presents the carrying values and fair values, at December 31, 2022 and 2021, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value (see Note 2f).

	December 31, 2022				December 31, 2021				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$1,139,652		$1,139,652		$914,343		$914,343		Level 1
Cash collateral pledged	122,687		122,687		47,494		47,494		Level 2
Segregated cash	185,872		185,872		194,701		194,701		Level 1
Securities purchased under agreements to resell	121,718		121,718		—		—		Level 2
Securities borrowed	1,298,056		1,298,056		1,704,603		1,704,603		Level 2
Loans receivable	5,254		5,254	(b)	4,858		4,858	(b)	Level 3
Consolidated Funds
Cash and cash equivalents	30		30		296		296		Level 1
Financial Liabilities
Securities sold under agreements to repurchase	133,130		133,130		63,469		63,469		Level 2
Securities loaned	1,199,838		1,199,838		1,586,572		1,586,572		Level 2
Notes payable and other debt	620,161	(c)	642,701	(a)	623,371	(c)	655,229	(a)	Level 2
(a)Notes payable and other debt are based on the last broker quote available.
(b)The fair market value of level 3 loans is calculated using discounted cash flows where applicable.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
(c)The carrying amount of the notes payable and other debt includes an unamortized discount and unamortized premium of $2.4 million and $0.2 million as of December 31, 2022, respectively, and unamortized discount and unamortized premium of $2.8 million and $0.3 million as of December 31, 2021, respectively.
8. Deposits with Clearing Organizations, Brokers and Banks
Under the terms of agreements between the Company and some of its clearing organizations, brokers and banks, balances owed are collateralized by certain of the Company's cash and securities balances. As of December 31, 2022 and 2021, the Company had a total of $87.9 million and $111.9 million, respectively, in deposit accounts with clearing organizations, brokers and banks that could be used as collateral to offset losses incurred by the clearing organizations, brokers and banks, on behalf of the Company's activities, if such losses were to occur.
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
As of December 31, 2022 and 2021, amounts receivable from brokers, dealers and clearing organizations include:

	As of December 31,
	2022	2021
	(dollars in thousands)
Broker-dealers	$1,789,526	$1,533,713
Securities failed to deliver	25,031	17,851
Clearing organizations	43,915	56,075
Securities borrowed/loaned interest receivable	6,353	6,708
	$1,864,825	$1,614,347
As of December 31, 2022 and 2021, amounts payable to brokers, dealers and clearing organizations include:

	As of December 31,
	2022	2021
	(dollars in thousands)
Broker-dealers	$720,138	$483,112
Securities failed to receive	26,984	57,894
Clearing organizations	27,956	37,925
Securities borrowed/loaned interest payable	8,831	7,622
	$783,909	$586,553
10. Receivable From and Payable To Customers
As of December 31, 2022 and 2021, receivable from customers of $41.7 million and $159.4 million, respectively, consist of amounts owed by customers relating to securities transactions not completed on settlement date and receivables arising from prepaid research.
As of December 31, 2022 and 2021, payable to customers of $2.7 billion and $2.4 billion, respectively, include amounts due on cash and margin transactions to the Company's clients, some of which have their assets held by a Company omnibus account, which are included within receivables from brokers, dealers and clearing organizations in the accompanying consolidated statements of financial condition. In the omnibus structure, positions that are owned by Cowen International Ltd are fully cross collateralized by client funds, meaning that the Company does not have market risk. Additionally, Cowen International Ltd has no obligation to settle any trade that it deems inappropriate from a risk perspective, adding an important market and counterparty risk mitigating factor.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
11. Fixed Assets
As of December 31, 2022 and 2021, fixed assets consisted of the following:

	As of December 31,
	2022	2021
	(dollars in thousands)
Telecommunication and computer equipment	$10,545	$9,379
Computer software	13,684	13,715
Furniture and fixtures	4,026	3,607
Leasehold improvements	44,193	42,749
Finance lease right-of-use asset (See Note 16)	3,737	6,468
Other	38	75
	76,223	75,993
Less: Accumulated depreciation and amortization	(52,816)	(50,017)
	$23,407	$25,976
Depreciation and amortization expense related to fixed assets was $11.5 million, $11.0 million and $9.6 million for the years ended December 31, 2022, 2021, and 2020, respectively, and are included in depreciation and amortization expense in the accompanying consolidated statements of operations.
During the fourth quarter of 2020 the Company purchased an aircraft and related equipment of $4.5 million. This aircraft was subsequently sold during the fourth quarter of 2021 for a gain of $0.3 million, within the accompanying consolidated statement of operations.
Assets acquired under finance leases were $3.7 million and $6.5 million as of December 31, 2022 and 2021, respectively. If the assets acquired under finance leases transfer title at the end of the lease term or contain a bargain purchase option, the assets are amortized over their estimated useful lives; otherwise, the assets are amortized over the respective lease term. The depreciation of assets capitalized under finance leases is included in depreciation and amortization expenses and was $1.1 million, $1.3 million, and $1.2 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022 and 2020, accumulated depreciation related to assets acquired under finance leases was $3.0 million and $4.7 million, respectively.
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
The Company performed its annual impairment test at July 1, 2022 through a quantitative impairment test which involved estimates of future cash flows, discount rates, economic forecast and other assumptions which are then used in the market approach (earnings and / or transactions multiples) and / or income approach (discounted cash flow method). Based on the results of the annual impairment analysis at July 1, 2021, the Company did not recognize a goodwill impairment relating to any of the Company's reporting units.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
The following table presents the changes in the Company's goodwill balance, by reporting unit for the periods ended December 31, 2022 and 2021:

	Investment Bank	Cowen Investment Management	Total
	(dollars in thousands)
Beginning balance - December 31, 2020
Goodwill	$141,843	$22,705	164,548
Accumulated impairment charges	(9,485)	(7,979)	(17,464)
Net	132,358	14,726	147,084

Activity: 2021
Recognized goodwill (See note 3)	86,921	—	86,921
Goodwill impairment charges	—	—	—

Beginning balance: December 31, 2021
Goodwill	228,764	22,705	251,469
Accumulated impairment charges	(9,485)	(7,979)	(17,464)
Net	219,279	14,726	234,005

Activity: 2022
Recognized goodwill (See note 3)	—	—	—
Goodwill impairment charges	—	—	—

Ending balance: December 31, 2022
Goodwill	228,764	22,705	251,469
Accumulated impairment charges	(9,485)	(7,979)	(17,464)
Net	$219,279	$14,726	$234,005
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
In connection with the MHT transaction (see Note 3), in October 2020, the Company recognized goodwill of $9.4 million and intangible assets (including customer relationships, trade name, and non-compete) with an estimated fair value of $1.2 million which are included within intangible assets, net in the consolidated statements of financial condition with the expected useful lives ranging from 3 to 5 years with a weighted average useful life of 4.17. Amortization expense related to intangibles from the MHT acquisition for the year ended December 31, 2022 totaled $0.3 million. Goodwill primarily relates to expected synergies from combining the acquired operations with our operations and has been assigned to the Op Co segment of the Company. Tax deductible goodwill will differ from goodwill recognized by the Company in an amount equal to the difference between actual contingent consideration and estimated contingent consideration (see Note 3).

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Intangible assets
Information for the Company's intangible assets that are subject to amortization is presented below as of December 31, 2022 and 2021.

		December 31, 2022			December 31, 2021
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)			(in thousands)
Trade names	1 - 3	$531	$(491)	$40	$1,431	$(970)	$461
Customer relationships	4 - 14	53,920	(29,854)	24,066	57,634	(25,121)	32,513
Backlog	1	6,100	(6,100)	—	6,100	(254)	5,846
Non-compete agreements and covenants with limiting conditions acquired	5	344	(155)	189	344	(86)	258
Intellectual property	8	9,368	(2,326)	7,042	6,020	(1,061)	4,959
Acquired software	3 - 10	—	—	—	5,857	(5,727)	130
		$70,263	$(38,926)	$31,337	$77,386	$(33,219)	$44,167
The Company tests intangible assets for impairment if events or circumstances suggest that the asset groups carrying value may not be fully recoverable. For the years ended December 31, 2022 and 2021, no impairment charge for intangible assets was recognized. The Company recognized impairment charges of $2.4 million during the year ended December 31, 2020. The impairment charges primarily related the Company’s decision to limit the activities of its clearing business, resulting in a $1.9 million impairment of a) intangible assets relating to customer lists and b) capitalized internally developed software costs.
Amortization expense related to intangible assets was $16.2 million, $8.0 million, and $13.0 million for the years ended December 31, 2022, 2021 and 2020 , respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. All of the Company's intangible assets have finite lives.
The estimated future amortization expense for the Company's intangible assets placed in service as of December 31, 2022 is as follows:

(dollars in thousands)
2023	$8,368
2024	8,114
2025	6,953
2026	3,017
2027	1,705
Thereafter	3,180
$31,337

13. Other Assets
Other assets in Operating Entities are as follows:

	As of December 31,
	2022	2021
	(dollars in thousands)
Prepaid expenses	$28,305	$21,349
Tax receivables	11,806	6,971
Interest and dividends receivable	15,210	2,147
Receivable on sale of investment	4,000	—
Other (b)	25,642	24,288
	$84,963	$54,755
14. Commission Management Payable
The Company receives a gross commission from various brokers, which is then used to fund commission sharing and recapture arrangements, less the portion retained as income to the Company. Accrued commission sharing and commission

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
recapture payable of $115.9 million and $103.0 million, as of December 31, 2022 and 2021, respectively, are classified as commission management payable in the accompanying consolidated statements of financial condition.
15. Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities in Operating Entities are as follows:

	As of December 31,
	2022	2021
	(dollars in thousands)
Contingent consideration payable (see Note 3)	$38,648	$62,223
Interest and dividends payable	34,224	28,948
Professional fees payable	21,394	11,229
Fees payable	1,577	7,740
Accrued tax liabilities	18,426	20,540
Deferred income	3,785	6,051
SEC fees payable	14,850	10,804
Technology costs and software contracts payable	8,583	6,263
Litigation reserve	—	1,082
Accrued expenses and accounts payable	12,428	9,939
	$153,915	$164,819
16. Convertible Debt and Notes Payable
As of December 31, 2022 and 2021, the Company's outstanding debt was as follows:

	As of December 31,
	2022	2021
	(dollars in thousands)
Notes payable	$174,524	$174,015
Term loan	432,265	435,147
Other notes payable	12,699	12,537
Finance lease obligations	673	1,672
	$620,161	$623,371
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
Amortization on the discount, included within interest and dividends expense in the accompanying consolidated statements of operations is $6.7 million and $4.6 million for the years ended December 31, 2021 and 2020, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and was amortized over the life of the December 2022 Convertible Notes in interest and dividends expense in the accompanying consolidated statements of operations. The Company recorded interest expense of $1.2 million and $4.0 million for the years ended December 31, 2021 and 2020, respectively.
Notes Payable
May 2024 Notes
On May 7, 2019, the Company completed its private placement of $53.0 million aggregate principal amount of 7.25% senior notes due May 2024 (the "May 2024 Notes") with certain institutional investors. On September 30, 2019, the Company issued an additional $25.0 million of the same series of notes. The additional May 2024 Notes were purchased at a premium of $0.5 million, which is shown net in notes payable in the accompanying consolidated statement of financial condition. To date the May 2024 Notes have maintained their initial private rating. Interest on the May 2024 Notes is payable semi-annually in arrears on May 6 and November 6. The Company recorded interest expense of $5.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company capitalized debt issuance costs of approximately $1.5 million in May 2019 and $0.6 million in September 2019, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the May 2024 Notes in interest and dividends expense in the accompanying consolidated statements of operations.
June 2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due June 2033 (the "June 2033 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the June 2033 Notes. Interest on the June 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $7.7 million, $7.7 million and $7.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company capitalized debt issuance costs of approximately $3.6 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the June 2033 Notes in interest and dividends expense in the accompanying consolidated statements of operations.
December 2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due December 2027 (the "December 2027 Notes") and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the December 2027 Notes. Interest on the December 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million and $10.1 million for the years ended December 31, 2021 and 2020, respectively. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the December 2027 Notes in interest and dividends expense in the accompanying consolidated statements of operations. The net

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due October 2021 and for general corporate purposes.
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
Term Loan
March 2028 Term Loan
On March 24, 2021, the Company borrowed $300 million of first lien term loan due March 24, 2028. On December 15, 2021, the Company borrowed an additional $150 million first lien term loan under the same terms and conditions as, and fungible with, the initial first lien term loan (collectively, the “March 2028 Term Loan”). The aggregate amount borrowed under the March 2028 Term Loan is $450 million. The March 2028 Term Loan bears interest at an annual rate equal to, at the option of the Company, either the (a) London Inter-bank Offered Rate ("LIBOR") (adjusted for reserves and subject to a floor of 0.75%) plus a margin of 3.25% or (b) an alternate base rate plus a margin of 2.25%. The Company is required to pay amortization of approximately 1.00% per annum of the original principal amount of the March 2028 Term Loan. Additionally, the Company has entered into an interest rate swap to offset the floating interest rate of the March 2028 Term Loan (See Note 6). The obligations of the Company for the March 2028 Term Loan are guaranteed by certain of the Company’s wholly-owned domestic subsidiaries (excluding its broker-dealer subsidiaries) (the “Guarantors”) and secured by substantially all of the assets of the Company and the Guarantors, subject in each case to certain customary exceptions. The terms of the March 2028 Term Loan contain customary affirmative and negative covenants, subject to certain customary exceptions, thresholds, qualifications and “baskets”. Proceeds from the March 2028 Term Loan were used to (i) satisfy and discharge and redeem the Company’s 2027 Senior Notes, (ii) redeem the Company’s December 2022 Convertible Notes that remained outstanding as of March 31, 2021 and pay the cash settlement amount in connection with the conversion of December 2022 Convertible Notes prior to that redemption date, and (iii) for the payment of fees, commissions, premiums, expenses and other transaction costs (including original issue discount or upfront fees) payable in connection with the transactions related thereto. As of December 31, 2022, the outstanding principal amount of the March 2028 Term Loan was $442.1 million.
Interest expense for the March 2028 Term Loan was $22.8 million and $9.7 million for the years ended December 31, 2022 and 2021, based on an effective interest rate of 4.46%. In March 2021, the Company capitalized debt issuance costs of approximately $6.6 million and initial unamortized discount of $1.5 million related to the March 2028 Term Loan which is a direct deduction from the carrying value of the debt and will be amortized over the life of the March 2028 Term loan in interest and dividends expense in the accompanying consolidated statements of operations. In December 2021, the Company capitalized debt issuance costs of approximately $2.7 million and unamortized discount of $1.5 million related to the additional borrowing of $150 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the March 2028 Term loan in interest and dividends expense in the accompanying consolidated statements of operations.
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
Other Notes Payable
During January 2022, the Company borrowed $4.0 million to fund insurance premium payments. This note had an effective interest rate of 2.01% and was due in December 2022, with monthly payment requirements of $0.4 million. As of December 31, 2022, the note was fully repaid. Interest expense for the year ended December 31, 2022 was insignificant.
On September 30, 2020, the Company borrowed $72.0 million from Purple Protected Asset S-81 ("PPA S-81"), a Luxembourg entity unrelated to Cowen. The Company repaid $60.0 million of the PPA S-81 loan in June 2021. The loan is payable on September 30, 2023, had an initial interest rate of 1.4 times the Secured Overnight Financing Rate ("SOFR") plus 6.07% until December 31, 2020 and 1.4 times the SOFR plus 5.8% until June 30, 2021 and 3.65 times the SOFR plus 4.0% thereafter with quarterly interest payments. The loan obligation, as well as a loan issued by Cowen to The Military Mutual Ltd (a United Kingdom company unrelated to Cowen) with principal of $28.4 million that was sold by Cowen Re to PPA S-81 at fair value for no gain or loss on September 30, 2020, are fully cash collateralized through a reinsurance policy provided by Cowen Re which is reflected in cash collateral pledged in the consolidated statements of financial condition as of December 31, 2020 (see Notes 4 and 22). The Company capitalized debt issuance costs of approximately $1.7 million which is a direct deduction from the carrying value of the loan and will be amortized over the life of the loan in interest and dividends expense shown in the

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
accompanying consolidated statements of operations. The Company recorded interest expense of $2.5 million, $3.0 million and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to its loan payable to PPA S-81.
During November 2019, the Company borrowed $2.6 million to fund general corporate capital expenditures. This note had an effective interest rate of 6% and is due in November 2024, with monthly payment requirements of $0.1 million. As of December 31, 2022, the outstanding balance on this note was $1.1 million. Interest expense for the years ended December 31, 2022, 2021 and 2020 was $0.1 million, respectively.
Finance Lease Obligations
The Company has entered into various finance leases for computer equipment. These finance lease obligations are included in notes payable and other debt in the accompanying consolidated statements of financial condition.
For the years ended December 31, 2022, 2021 and 2020, quantitative information regarding the Company's finance lease obligations reflected in the accompanying consolidated statements of operations, the supplemental cash flow information and certain other information related to finance leases were as follows:

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Lease cost
Finance lease cost:
Amortization of finance lease right-of-use assets	$1,109	$1,274	$1,232
Interest on lease liabilities	$58	$116	$171
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$58	$116	$171
Financing cash flows from finance leases	$1,206	$1,532	$1,033

Weighted average remaining lease term - operating leases (in years)	2.05	1.71	2.24
Weighted average discount rate - operating leases	5.39%	4.70%	4.89%
Annual scheduled maturities of debt and minimum payments (of principal and interest) for all debt outstanding as of December 31, 2022, are as follows:

	Notes Payable	Term Loan	Other Notes Payable	Finance Lease Obligation
	(dollars in thousands)
2023	$13,405	$37,700	$13,503	$458
2024	88,578	37,451	543	104
2025	7,750	37,020	—	81
2026	7,750	36,680	—	50
2027	7,750	36,340	—	28
Thereafter	142,625	426,830	—	—
Subtotal	267,858	612,021	14,046	721
Less (a)	(93,334)	(179,756)	(1,347)	(48)
Total	$174,524	$432,265	$12,699	$673
(a)Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the Company's convertible debt.
Letters of Credit
As of December 31, 2022, the Company has four irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged cash collateral for reinsurance agreements (See Note 4).
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2022 and 2021, there were no amounts due related to these letters of credit.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
On May 19, 2015, the Company completed its offering of 120,750 shares of Series A Convertible Preferred Stock that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum, which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and paid a cash dividend in respect of the Series A Convertible Preferred Stock of $1.7 million and $6.8 million for the years ended December 31, 2022 and 2021. Each share of Series A Convertible Preferred Stock is non-voting and has a liquidity preference over the Company's Class A common stock and ranks senior to all classes or series of the Company's Class A common stock, but junior to all of the Company's existing and future indebtedness with respect to dividend rights and rights upon the Company's involuntary liquidation, dissolution or winding down.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
Cash Dividends to Common Stockholders
During the first quarter of 2020, the Company began the declaration of a quarterly cash dividend payable on its common stock. During February 2021, the Company's Board of Directors declared a cash dividend of $0.08 per share of Class A common stock. During April 2021, July 2021 and October 2021, the Company's Board of Directors declared a cash dividend of $0.10 per share of Class A common stock. During February 2022, April 2022, July 2022, and October 2022, the Company's Board of Directors declared a cash dividend of $0.12 per share of Class A common stock. Dividends are payable on all outstanding shares of Class A common stock and on granted but unvested shares of Class A common stock under the Equity Plans on the date of record (See Note 23). During the year ended December 31, 2022, the Company paid $15.2 million of cash dividends to its holders of Class A common stock.
Treasury Stock
Treasury stock of $614.3 million as of December 31, 2022, compared to $547.1 million as of December 31, 2021, resulted from $36.1 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Equity Plans or other similar transactions and $31.1 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the year ended December 31, 2022:

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Treasury Stock Shares	Cost (dollars in thousands)	Average Cost per Share
Balance outstanding at December 31, 2021	28,047,929	$547,112	$19.51
Shares purchased for minimum tax withholding under the 2010 and 2020 Equity Plans or other similar transactions	1,058,933	36,082	34.07
Purchase of treasury stock	1,069,002	31,078	29.07
Balance outstanding at December 31, 2022	30,175,864	$614,272	$20.36

19. Non-Controlling Interests in Consolidated Subsidiaries and Investment Funds
Redeemable and nonredeemable non-controlling interests in consolidated subsidiaries and investment funds and the related net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds are comprised as follows:

	As of December 31,
	2022	2021	2020
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and investment funds
Consolidated Funds
Beginning balance	$—	$—	$391,275
Capital contributions	—	—	184,223
Capital distributions	—	—	(181,863)
Deconsolidation of entity	—	—	(360,711)
Income (loss) attributable to non-controlling interests	—	—	(32,924)
Ending balance	—	—	—

Nonredeemable non-controlling interests in consolidated subsidiaries and investment funds
Operating companies
Beginning balance	$126,105	$83,818	11,513
Capital contributions	24,417	36,539	9,730
Capital distributions	(10,626)	(7,601)	(5,605)
Consolidation of entity		—	48,596
Income (loss) attributable to non-controlling interests	6,540	13,349	19,584
Ending balance	146,436	126,105	83,818

Consolidated Funds
Beginning balance	33,630	115,806	82,807
Capital contributions	—	19,017	191,493
Capital distributions	—	(21,411)	(72,646)
Deconsolidation of entity	—	(74,813)	(89,889)
Income (loss) attributable to non-controlling interests	(17,143)	(4,969)	4,041
Ending balance	16,487	33,630	115,806

Total Nonredeemable non-controlling interests in consolidated subsidiaries and investment funds	$162,923	$159,735	$199,624
20. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income includes the after tax change in Other revenues in the accompanying consolidated statement of operations. During the periods presented, the Company did not have material reclassifications out of other comprehensive income.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Beginning balance	$(2)	$(7)	$(5)
Foreign currency translation	3	5	(2)
Ending balance	$1	$(2)	$(7)

21. Revenue from Contracts with Customers
For the year ended December 31, 2022, 2021 and 2020, the following tables presents revenues from contracts with customers disaggregated by fee type and segment.

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Revenue from contracts with customers	Operating Company
Investment banking
Underwriting fees	$114,201	$421,081	$427,670
Strategic/financial advisory fees	248,268	433,909	190,958
Placement and sales agent fees	120,629	195,676	133,171
Expense reimbursements from clients	11,744	16,496	17,687
Total investment banking revenue	494,842	1,067,162	769,486
Brokerage
Commissions	522,670	530,927	479,762
Trade conversion revenue	30,233	24,098	21,389
Equity research fees	24,111	21,015	19,757
Total brokerage revenue from customers	577,014	576,040	520,908
Management fees	65,986	71,374	46,556
Incentive income	646	2,732	592
Total revenue from contracts with customers - Op Co	$1,138,488	$1,717,308	$1,337,542

	Asset Company
Management fees	684	913	959
Total revenue from contracts with customers - Asset Co	684	913	959
Total revenue from contracts with customers	$1,139,172	$1,718,221	$1,338,501

22. Insurance and reinsurance
Cowen Insurance Co is a wholly owned Malta-based insurance company that reinsures a significant proportion of its portfolio (“Outward Reinsurance”). The Company's wholly owned subsidiaries, Cowen Reinsurance S.A. (based in Luxembourg) (“Cowen Re”) and Kelvin (based in Guernsey, see Note 3) provide reinsurance to third party insurance and reinsurance companies (“Inward Reinsurance”). Cowen Insurance Co's, Cowen Re's, and Kelvin's share of claims incurred and paid during the periods below, as well as the change in claims outstanding and claims incurred but not reported ("IBNR") during years ended December 31, 2022, 2021 and 2020, net of reinsurance, were as follows:

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Paid claims
Insurance (net of Outward Reinsurance)	$4,496	$3,285	$—
Inward Reinsurance	28,615	17,140	14,838
Total	$33,111	$20,425	$14,838
Change in claims outstanding and claims IBNR
Insurance (net of Outward Reinsurance)	$533	$112	$—
Inward Reinsurance	(55,803)	3,304	11,599
Total	$(55,270)	$3,416	$11,599
As of December 31, 2022 and 2021, insurance and reinsurance assets and liabilities consisted of the following:

	As of December 31,
	2022	2021

Insurance and reinsurance assets
Reinsurance recoverable on paid claims	$66,303	$9,072
Deferred acquisition costs	4,610	5,672
Cash advances held by cedants	2,684	3,523
Reinsurance recoverable on claims reserves	60,189	11,806
Total	$133,786	$30,073
Insurance and reinsurance liabilities
Reinsurance payables on paid claims	$27,030	$3,837
Unearned Premium reserve	27,294	23,241
Loss reserves (incurred claims and IBNR)	263,223	44,191
Total	$317,547	$71,269
Cowen Insurance Co, Cowen Re, and Kelvin utilize several methods to determine their claims IBNR. Cowen Insurance Co and Cowen Re generally employ an estimation methodology whereby historical average claims ratios over a period of up to 10 years are utilized, based on availability of data. In cases where current claims development contradicts historical results, Cowen Insurance Co and Cowen Re employ a method to determine average claims ratios derived through different actuarial calculation methods. If an event occurs that may give rise to significant future claims in excess of the amount calculated using the above-mentioned methodologies, the impact of such an event is calculated using existing claims data and actuarial estimation methods to adjust Cowen Insurance Co's and Cowen Re's IBNR provision. As Kelvin is in run-off Kelvin determines its IBNR liabilities based on figures provided by insurance companies that Kelvin reinsures as well as industry-wide information about claims development related to known events in the past, such as hurricanes, typhoons, earthquakes, etc. All entities utilize recognized actuarial methods and assumptions which are regularly reviewed through catastrophe models, own loss experience, historical industry loss experience, underwriter and originator experience, pricing adequacy trends and management’s professional judgement. During the year ended December 31, 2022, claims liability and claim adjustment expenses were calculated using the above-mentioned methods consistent with prior years.
Cowen Insurance Co, Cowen Re, and Kelvin typically settle their premiums and claim payments on a quarterly basis. Cowen Insurance Co, Cowen Re, and Kelvin write contracts on both a proportional and non-proportional basis. The contracts contain inspection rights to allow the companies to inspect the policy documents that provide the source for the underlying data provided by the cedant. This negates the need for them to collect and hold the documents themselves which would be impracticable. Cowen Insurance Co, Kelvin, and Cowen Re do not discount any of its reserves and manage their exposure to insurance risk from higher than expected claims via the purchase of outward reinsurance. Cowen Insurance Co purchases such reinsurance on a program by program basis while Cowen Re and Kelvin have purchased whole account reinsurance which extends to their entire business.

Cowen Insurance Co, Cowen Re and Kelvin have entered into insurance and reinsurance agreements that require them to post collateral of cash or U.S. government bonds to cover certain exposures as defined in the respective insurance and reinsurance agreements. As of December 31, 2022, Cowen Re had pledged $53.0 million of collateral towards such reinsurance obligations, of

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
which $43.0 million was in cash and $10.1 million was in U.S. government bonds. As of December 31, 2021, total collateral pledged was $60.1 million, of which $44.1 million was cash and $16.0 million was U.S. government bonds. The collateral pledged as of December 31, 2022 was $7.1 million lower than the amounts pledged at December 31, 2021. This change is due to a release of collateral on three of its cedant contracts. Cowen Re expects $40.5 million of the cash collateral pledged to be released on September 30, 2023. The remaining collateral of $12.5 million is expected to be released periodically between December 31, 2022 and December 31, 2029 in accordance with the terms of the underlying insurance and reinsurance agreements. As of December 31, 2022, Kelvin had pledged $76.6 million of collateral towards its reinsurance obligations, of which $52.2 million was in cash and $24.4 million was in the form of letters of credit from major banks. As of December 31, 2022 and December 31, 2021, Cowen Insurance Co had no pledged collateral.

	As of December 31,
	2022	2021

Insurance and reinsurance assets
Beginning balance at January 1	$44,191	$37,036
Increase/(Decreases) reinsurance recoverables	(11,806)	—
Total	$32,385	$37,036

Incurred related to:
Current Years	$2,436	$13,262
Prior Years	(36,200)	1,414
Total	$(33,764)	$14,676

Paid related to:
Current Years	$3,941	$6,874
Prior Years	29,170	13,551
Total	$33,111	$20,425

Acquired insurance and reinsurance liabilities net of reinsurance assets and liabilities	$237,524	$1,009

Balance at December 31	$203,035	$32,385
Increase/(Decreases) reinsurance recoverables	60,189	$11,806
Ending balance at December 31	$263,224	$44,191

23. Share-Based Payments, Deferred Compensation and Employee Ownership Plans
The Company has issued share-based compensation under the 2010 and 2020 Equity Incentive Plan (the "Equity Plans"). The Equity Plans permit the grant of options, restricted shares, restricted stock units, and other equity-based awards to the Company's employees and directors. Stock options granted generally vest over two to five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued, both of which are eligible to accrue dividend equivalents, may be immediately vested or may generally vest over a two-to five-year period. Awards are subject to the risk of forfeiture, inclusive of accrued dividend equivalents. As of December 31, 2022, there were 3.7 million shares available for future issuance under only the 2020 Equity Incentive Plan.
Under the Equity Plans, the Company awarded $50.1 million of deferred cash awards to its employees during the year ended December 31, 2022. These awards vest over a four-year period and accrue interest at 0.70% per year. As of December 31, 2022, the Company had unrecognized compensation expense related to the Equity Plans' deferred cash awards of $61.5 million.
The Company measures compensation cost for equity classified share-based awards on grant date and amortizes the unearned compensation associated with such awards on a straight-line basis over the vesting period of the option or award, net of estimated forfeitures. In relation to awards under the Equity Plan, the Company recognized compensation expense of $66.7 million, $85.0 million and $48.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. The income tax effect recognized for the Equity Plans was a benefit of $24.3 million, $33.5 million and $13.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value
Beginning balance outstanding	4,595,342	$24.33	5,450,191	$17.56
Granted	2,054,563	31.62	2,092,904	35.31
Vested	(2,134,692)	21.46	(2,785,535)	19.46
Canceled	—	—	—	—
Forfeited	(71,717)	21.96	(162,218)	22.23
Ending balance outstanding	4,443,496	$29.12	4,595,342	$24.33
Included in the restricted share and restricted stock unit activity are performance-linked restricted stock units of 1,974,217 which were awarded from March 2016 through March 2022. Certain of the awards granted have the ability to be cash settled when the attained award exceeds a certain percentage of granted amount. The cash portion of the award has been bifurcated from the equity component and recorded as a compensation payable in the accompanying consolidated statement of financial condition. Of the awards granted, 712,652 have vested and 320,681 have been canceled, as they did not meet the performance criteria, through December 31, 2022. Included in vested units are 233,333 units that had an attainable share value of 420,000, and were delivered in March 2021. Of this attainable share value 350,000 shares were settled in the issuance of the Company's Class A common stock and were delivered in March 2021 with the remaining 70,000 shares being settled in cash at the volume weighted average price on settlement date. Also included in vested units are 333,333 units that had an attainable share value of 666,666, due to reaching certain performance goals. Of this attainable value 528,800 shares were settled in the Company's Class A common stock and were delivered in March 2022 with the remaining 137,866 shares being settled in cash at the volume weighted average price of the Company's Class A common stock on settlement date. The remaining awards, included in the outstanding balance as of December 31, 2022, vest December 2023 and December 2024 and will be earned only to the extent that the Company attains specified market conditions relating to its volume-weighted average share price and total shareholder return in relation to certain benchmark indices and performance goals relating to aggregate net income and average return on shareholder equity. The actual number of attained shares ultimately earned could vary from zero, if performance goals are not met, to as much as 240% of the targeted award. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of December 31, 2022, there was $77.9 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 1.64 years.
Restricted Shares and Restricted Stock Units Granted to Non-Employee Board Members
There were 64,370 and 28,463 restricted stock units awarded to non-employee board members during the year ended December 31, 2022 and 2021. The Company delivered 4,156 and 41,667 restricted stock units to non-employee board members during the year ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, there were 306,547 and 246,333 restricted stock units outstanding for non-employee board members, respectively.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
On March 1, 2022, Cowen Digital Holdings LLC (“CDIG”) authorized 2,000,000 Class B Units, of which 1,487,500 Class B Units and an additional 29,250 on July 15, 2022, were issued to an affiliate, for which a subsidiary of the Company is the Managing Member, on behalf of the Company’s employees as incentive awards (the "Digital Awards") under the 2022 Equity Unit Incentive Plan. The Class B Units will, upon vesting, represent a 20% ownership of CDIG, a consolidated subsidiary of the Company upon vesting. Once the vesting conditions of the Digital Awards have been met, such awards will be presented as nonredeemable non-controlling interest in the accompanying consolidated statements of financial condition. Half of the Digital Awards vest over a period of time and are tied to service (time based) and the other half vest when a qualifying event as stipulated in the Digital Award documents occurs (performance based). Once vested, Class B units will not be entitled to distributions unless and until a profit distribution hurdle has been met. The Company recognized compensation expense of $0.8 million related to the time based Digital Awards for the year ended December 31, 2022. At December 31, 2022, there was $0.8 million of unrecognized compensation expense related to the time based Digital Awards which will be recognized over their five year vesting period. The fair value of time based Digital Awards is determined based on the fair market value of CDIG and its consolidated subsidiaries. The fair market value of CDIG and its consolidated subsidiaries is calculated utilizing recent transactions, discounted cash flows, and market multiples. The Digital Awards are then using a standard Black Scholes options pricing model. The primary input in determining the fair market value on grant date was recent/pending transactions in CDIG’s underlying investments. The expense related to the performance based component of the Digital Awards will be recognized when the qualifying event is considered to be probable. The income tax effect recognized for the Digital Awards was a benefit of $0.2 million for the year ended December 31, 2022.
24. Defined Contribution Plans
The Company sponsors a Retirement and Savings Plan which is a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plans"). All full-time employees of the Company can contribute on a tax deferred basis and an after-tax basis to the 401(k) Plans up to federal contribution limits or up to 100% of their annual compensation, subject to certain limitations. The Company provides matching and profit sharing contributions to employees that are equal to a specified percentage of the eligible participant's contribution as defined by the 401(k) Plans. For the years ended December 31, 2022, 2021 and 2020, the Company's contributions to the 401(k) Plans were $3.0 million, $3.9 million, and $2.9 million, respectively.
25. Income Taxes
The taxable results of the Company’s U.S. operations are included in the consolidated income tax returns of Cowen Inc. as well as stand-alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings have to be submitted on a stand-alone or combined basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries with tax filing obligations are the United Kingdom, Luxembourg, Malta, Guernsey, Germany, Switzerland, Israel, South Africa, Canada and Hong Kong.
The Company is subject to U.S. tax on its Global Intangible Low Taxed Income ("GILTI"). The Company elected to account for taxes on GILTI inclusions in U.S. taxable income as incurred on the current year basis and not included any related amounts in deferred taxes.
The components of the Company's income tax expense for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year ended December 31,
	2022	2021	2020
	(dollars in thousands)
Current tax expense/(benefit)
Federal	$32,574	$92,390	$13,840
State and local	2,799	21,842	5,060
Foreign	4,358	1,867	1,355
Total	$39,731	$116,099	$20,255
Deferred tax expense/(benefit)
Federal	$(23,194)	$(9,860)	$53,231
State and local	(5,705)	(4,861)	17,337
Foreign	(46)	661	(450)
Total	(28,945)	(14,060)	70,118
Total tax expense/(benefit)	$10,786	$102,039	$90,373

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Consolidated U.S. income/(loss) before income taxes was $60.5 million in 2022, $385.1 million in 2021, and $289.6 million in 2020. The corresponding amounts for non-U.S.-based income/(loss) were $16.1 million in 2022, $20.9 million in 2021, and $7.9 million in 2020.
The reconciliations of the Company's federal statutory rate to the effective income tax rate for the years ended December 31, 2022, 2021, and 2020 are as follows:

	Year ended December 31,
	2022	2021	2020
Pre-tax net income at U.S. statutory rate	21.0%	21.0%	21.0%
Nondeductible expenses	11.3	2.6	1.5
Change in valuation allowance	(3.2)	—	—
Tax credits	(4.6)	—	—
Stock compensation	(7.4)	(2.3)	(0.3)
State and foreign tax	(4.4)	5.0	7.3
Reversal of income attributable to non-controlling interests	2.9	(0.4)	0.7
Other, net	(1.5)	(0.8)	0.2
Total	14.1%	25.1%	30.4%
As of December 31, 2022, the Company has income taxes receivable of approximately $10.9 million representing state tax overpayments, which is included in other assets on the accompanying consolidated statements of financial condition. The Company also has income taxes payable of $13.2 million representing federal, state and foreign payables, which is included in other liabilities on the accompany consolidated statements of financial condition.
The components of the Company's deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows:

	As of December 31,
	2022	2021
	(dollars in thousands)
Deferred tax assets, net of valuation allowance
Net operating loss	$12,061	$14,649
Deferred compensation	29,967	34,342
Intangible assets	4,894	2,732
Bad debt reserves	2,929	759
Section 174 capitalization	9,460	—
Tax credits	1,057	3,241
Lease liability	17,871	24,373
Other	5,926	3,643
Total deferred tax assets	84,165	83,739
Valuation allowance	(1,932)	(4,226)
Deferred tax assets, net of valuation allowance	82,233	79,513
Deferred tax liabilities
Right-of-use on certain assets	(16,498)	(22,568)
Goodwill	(7,594)	(1,425)
Unrealized gains on investments	(5,070)	(30,393)
Other	(2,261)	(3,362)
Total deferred tax liabilities	(31,423)	(57,748)
Deferred tax assets/(liabilities), net	$50,810	$21,765
Deferred tax assets, net of valuation allowance, are reported in the accompanying consolidated statements of financial condition. In addition to the deferred tax balances in the table above, the Company records balances related to its operating losses in Luxembourg, which are discussed below.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management’s view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized for tax

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
purposes in the foreseeable future. The Company recorded approximately $1.9 million valuation allowance against its deferred tax assets of $84.2 million as of December 31, 2022 and recorded approximately $4.2 million valuation allowance against its deferred tax assets of $83.7 million as of December 31, 2021. Separately, the Company has deferred tax liabilities of $31.4 million as of December 31, 2022 and $57.7 million as of December 31, 2021.
For tax year 2022, the Company's total deferred tax benefit of $28.9 million was derived by the recognition of Section 174 expenses and the reversal of timing differences in the normal course of business. The deferred tax benefit of $14.1 million in 2021 was derived by the reversal of timing differences in the normal course of business. The deferred tax expense of $70.1 million in 2020 was derived by the utilization of net operating losses and the reversal of timing differences in the normal course of business.
As of December 31, 2022, the Company has foreign tax credit carryforwards of $1.1 million which expire between 2023 and 2030. Valuation allowance of $0.6 million was established against foreign tax credit carryforward as the Company determined that it is not more likely than not that the credits will be utilized.
The Company has the following net operating loss carryforwards at December 31, 2022:

Jurisdiction:	Federal	New York State	New York City	Hong Kong
Net operating loss (in millions)	$15.2	$16.0	$24.7	$11.7
Year of expiration	2030	2034	2034	Indefinite
In addition to the net operating loss carryforwards in the table above, the Company also has net operating loss carryforwards in Luxembourg. These loss carryforwards are only accessible to the extent of taxable income generated by the Luxembourg reinsurance companies, including any deferred income that will be generated in the future. Consequently, the Company recorded a deferred tax asset of $176.7 million, net of deferred tax liabilities of $39.7 million in connection with future taxable income, and an offsetting valuation allowance of $176.7 million against its Luxembourg net operating loss carryforwards that are in excess of such taxable income.
In June 2011, the Company acquired a subsidiary with net operating loss carryovers that underwent a change of control under Section 382 of the Internal Revenue Code due to the acquisition. Accordingly, a portion of the Company’s deferred tax assets, are subject to an annual limitation under Section 382. The deduction limitation is approximately $6.7 million annually and applies to approximately $10.2 million of net operating losses. The Company is not expected to lose any deferred tax assets due to these limitations.
As a result of the enactment of the Inflation Reduction Act signed on August 16, 2022, the Company is required to assess the tax impact of the Act in the quarter the law was enacted. Based on management’s analysis, there was no material impact on the Company's financial statements as of December 31, 2022.
The components of unrecognized tax benefits are as follows:

	As of December 31,
	2022	2021
	(dollars in thousands)
Beginning balance at January 1	$—	$299
Settlement of positions	—	(64)
Increases/(Decreases) due to prior year positions	—	(235)
Ending balance at December 31	$—	$—
The Company did not record any additions to its unrecognized tax benefit balances as a result of current or prior year tax positions in the consolidated statement of operations for the year ended December 31, 2022. No unrecognized tax benefit was recorded in the consolidated statement of financial condition as of December 31, 2022.
The following are the major jurisdictions in which the Company has significant business operations and the earliest open tax year subject to examination in these jurisdictions:

Jurisdiction:	Federal	New York State	New York City	United Kingdom	Luxembourg	Malta	Germany	Switzerland
Tax Year	2018	2019	2019	2019	2018	2017	2018	2018
The Company continues to permanently reinvest the capital and accumulated earnings of its subsidiaries in the United Kingdom, Malta, Germany, Switzerland, Israel, Canada, and Hong Kong.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
26. Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of shares of Class A common stock outstanding for the period. As of December 31, 2022, there were 28,234,289 shares of Class A common stock outstanding. As of December 31, 2022, the Company has included 310,426 fully vested, unissued restricted stock units and restricted shares in its calculation of basic earnings per share. As of December 31, 2021, there were 27,778,964 shares of Class A common stock outstanding. As of December 31, 2021, the Company has included 972,732 fully vested, unissued restricted stock units and restricted shares in its calculation of basic earnings per share.
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
On December 31, 2021, the Company irrevocably elected to cash settle $1,000.00 of its obligation in respect of each conversion of any share of the Series A Convertible Preferred Stock. Prior to this date, the Company could elect to settle the Series A Convertible Preferred Stock in shares, cash, or a combination of both. Effective January 1, 2022, the Company adopted ASC 470-20, which requires the Company to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement (if the effect is more dilutive) for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. With the adoption of this guidance, the Company is required to include the portion of the Series A Convertible Preferred Stock that can be settled in Class A common stock (amount in excess of $1,000.00 per share of the Series A Convertible Preferred Stock) in the diluted earnings per share calculation. As a result, the Series A Convertible Preferred Stock impacts the Company’s diluted earnings per share calculation for the period ended December 31, 2022 (See Note 2).

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
The computation of earnings per share is as follows:

	Year Ended December 31,
	2022	2021	2020
	(dollars and share data in thousands, except per share data)
Net income (loss)	$65,855	$303,991	$207,064
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds	(10,603)	8,380	(9,299)
Net income (loss) attributable to Cowen Inc.	76,458	295,611	216,363
Preferred stock dividends	6,792	6,792	6,792
Net income (loss) attributable to Cowen Inc. common stockholders for basic earnings per share	69,666	288,819	$209,571
Change in fair value of contingently issuable shares	55	—	—
Net income (loss) attributable to Cowen Inc. common stockholders for diluted earnings per share	$69,721	$288,819	$209,571

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	28,183	27,721	27,790
Performance based restricted stock	430	755	—
Contingently issuable common stock in connection with acquisitions	50	—	85
December 2022 Convertible Notes	—	1,404	—
Series A Convertible Preferred Stock	949	—	—
Restricted stock	1,932	2,748	1,644
Weighted average shares used in diluted computation	31,544	32,628	29,519
Earnings (loss) per share:
Basic	$2.47	$10.42	$7.54
Diluted	$2.21	$8.85	$7.10
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
For the year ended December 31, 2022 and 2021, quantitative information regarding the Company's operating lease obligations reflected in the accompanying consolidated statements of operations were as follows:

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Lease cost
Operating lease cost	$25,495	$25,268	$22,759
Short-term lease cost	225	150	207
Variable lease cost	2,527	3,526	3,550
Sublease income	(470)	(583)	(781)
Total lease costs	$27,777	$28,361	$25,735

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes the supplemental cash flow information and certain other information related to operating leases for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,046	$27,429

Weighted average remaining lease term - operating leases (in years)	5.35	5.27
Weighted average discount rate - operating leases	4.23%	4.06%
As of December 31, 2022, maturities of the outstanding operating lease liabilities for the Company were as follows:

	Equipment Leases (operating)	Real Estate and Other Facility Rental (a) (b) (c)
	(dollars in thousands)
2023	$523	$24,653
2024	515	22,450
2025	479	11,781
2026	278	8,607
2027	—	7,213
Thereafter	—	18,998
Total operating leases	1,795	93,702
Less discount	41	10,097
Less short-term leases	—	137
Total lease liability	$1,754	$83,468
(a)The Company has entered into various agreements to sublease certain of its premises.
(b)During the year ended December 31, 2022, the Company recognized an increase of $12.3 million of operating right-of-use assets and leases liabilities related to facility leases.
(c)The Company has assigned a lease but has remained as the guarantor for performance of the assignee's rent payment obligations for the remainder of the term of the assigned lease at the maximum amount of $0.5 million.
Other Commitments
As of December 31, 2022, future minimum annual service payments for the Company were as follows:

Service Payments
(dollars in thousands)
2023	$32,919
2024	18,761
2025	6,169
2026	3,271
2027	3,257
Thereafter	4,100
Total service payment commitments	$68,477

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
Unfunded Commitments
The following table summarizes unfunded commitments as of December 31, 2022:

Entity	Unfunded Commitments	Commitment Term
	(dollars in thousands)
HealthCare Royalty Partners funds (a)	$6,064	2.0 years
Eclipse Ventures Fund I, L.P.	$28	2.0 years
Eclipse Fund II, L.P.	$12	3.0 years
Eclipse Continuity Fund I, L.P.	$10	4.0 years
Cowen Healthcare Investments III LP	$1,552	4.0 years
Cowen Healthcare Investments IV LP	$4,758	5.0 years
Cowen Sustainable Investments I LP	$8,729	7.0 years
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
In the ordinary course of business, the Company and Related Parties are also subject to governmental and regulatory examinations, information gathering requests (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Certain of the Company's affiliates and subsidiaries are registered broker-dealers, futures commission merchants, investment advisers or other regulated entities and, in those capacities, are subject to regulation by various U.S., state and foreign securities, commodity futures and other regulators. In connection with formal and informal inquiries by these regulators, the Company receives requests and orders seeking documents and other information in connection with various aspects of the Company's regulated activities. The Company is currently cooperating with the SEC in connection with an investigation of the Company’s business’ compliance with record preservation requirements relating to business communications and/or electronic messaging channels. The SEC is reportedly conducting similar investigations of record preservation practices at other broker-dealers and investment advisors.
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
The Company seeks to resolve all litigation and regulatory matters in the manner management believes is in the best interests of the Company and its shareholders, and contests liability, allegations of wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter. For many legal and regulatory matters, we are unable to estimate a range of reasonably possible loss.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
The following table sets forth operating results for the Company's consolidated US GAAP net income (loss) and related reclassifications and adjustments necessary to reconcile to the Company's Economic Income (Loss) measure which represents the Company's Op Co and Asset Co segments' results:

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Economic Income
Op Co	$87,502	$314,519	$329,381
Asset Co	(27,482)	(2,291)	(16,136)
Adjustments applied to arrive at Net Income (loss)
Income attributable to non-controlling interest	(10,603)	8,380	(9,299)
Preferred stock dividends	6,792	6,792	6,792
Amortization of (discount)/premium on convertible debt	(309)	(1,604)	(4,499)
Acquisition related amounts	(16,293)	(6,593)	(606)
Contingent liability adjustments	13,560	(15,118)	(8,492)
Debt extinguishment gain (loss) and accelerated debt costs	—	(10,095)	2,719
Bargain purchase gain	—	3,855	—
Goodwill and other impairment	—	(1,009)	(2,423)
US GAAP Income tax expense	(10,786)	(102,039)	(90,373)
Economic income tax expense	23,474	109,194	—
Net income (loss)	$65,855	$303,991	$207,064
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Op Co
Non-Interest Revenue	$1,442,022	$1,917,406	1,564,710
Interest Revenue	153,050	192,756	169,358
Interest Revenue, Consolidated funds	—	—	2,683
Total Revenues	1,595,072	2,110,162	1,736,751
Interest Expense	180,983	199,570	173,537
Interest Expense, Consolidated funds	—	—	1,376
Depreciation and Amortization	27,700	18,982	22,655
Income Taxes	21,635	103,149	90,373
Asset Co
Non-Interest Revenue	(57,756)	2,163	18,396
Interest Revenue	407	465	770
Interest Revenue, Consolidated funds	—	9	9
Total Revenues	(57,349)	2,637	19,175
Interest Expense	5,100	5,035	6,120
Interest Expense, Consolidated funds	—	—	—
Depreciation and Amortization	25	22	22
Income Taxes	(10,849)	(1,110)	—
Total Segment
Non-Interest Revenue *	1,384,266	1,919,569	1,583,106
Interest Revenue	153,457	193,221	170,128
Interest Revenue, Consolidated funds	—	9	2,692
Total Revenues	$1,537,723	$2,112,799	1,755,926
Interest and Dividend Expense (includes dividend expense of $73.0 million, $6.8 million, and $8.1 million for the years ended December 31, 2022, 2021 and 2020, respectively)	259,126	211,387	187,725
Interest and Dividend Expense, Consolidated funds (includes dividend expense of $0 million, $— million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively)	—	—	2,064
Depreciation and Amortization	27,725	19,004	22,677
Income Taxes	10,786	102,039	90,373
* Includes dividend revenue of $158.7 million, $26.0 million and $17.3 million for the year ended December 31, 2022, 2021 and 2020, respectively. Dividend revenue, consolidated funds, was $0.0 million, $0.0 million and $2.5 million for the year ended December 31, 2022, 2021 and 2020, respectively.
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
Cowen and Company is also subject to certain net capital rule requirements under the Regulation 1.17 of the Commodity Futures Trading Commission ("CFTC") under Commodities Exchange Act (“CEA”) as an introducing broker. Under Regulation 1.17, Cowen and Company is required to maintain net capital equal to or in excess of $45,000 or the amount of net capital

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
required by SEA Rule 15c3-1, whichever is greater. Additionally, as an options clearing member of the Options Clearing Corporation ("OCC") under OCC Rule 302, Cowen and Company is required to maintain net capital equal to the greater of $2.0 million or 2% of aggregate debit items. At December 31, 2022, Cowen and Company had $478.3 million of net capital in excess of its minimum requirements under SEA Rule 15c3-1.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains provisions that require the registration of all swap dealers, major swap participants, security-based swap dealers, and/or major security-based swap participants. Cowen Financial Products, LLC ("Cowen Financial Products") registered only with the SEC with an effective date of November 1, 2021 as a securities-based swap dealer and is not using models to compute its net capital. Under the rules there is a minimum net capital requirement for, among others, an entity that acts as a dealer in security-based swaps, which is the greater of $20 million or 2% of risk margin amount. The risk margin amount means the sum of (i) the total initial margin required to be maintained by the SEC securities-based swaps dealer at each clearing agency with respect to securities-based swaps transactions cleared for securities-based swap customers and (ii) the total initial margin amount calculated by the SEC securities-based swaps dealer swaps dealer with respect to non-cleared securities-based swaps under SEC rules. At December 31, 2022, Cowen Financial Products had $44.7 million of net capital in excess of its minimum requirements under SEA Rule 18a-1.
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
As of December 31, 2022, the regulatory net capital, minimum net capital requirement and excess net capital of U.S. regulated broker dealers and swap dealer together with the equivalent of capital requirements and compliance information for foreign broker dealers registered with the FCA and the SFC are presented as follows:

Subsidiary	Net Capital	Minimum Net Capital Requirement	Excess Net Capital
	(dollars in thousands)
Cowen and Company	$482,309	$4,052	$478,257
ATM Execution	$5,775	$250	$5,525
Westminster	$21,440	$250	$21,190
Cowen Financial Products	$64,670	$20,000	$44,670
Cowen International Ltd (a)	$48,554	$13,592	$34,962
Cowen Execution Ltd (a)	$17,358	$7,022	$10,336
Cowen Asia (a)	$2,710	$384	$2,326
(a)The equivalent of Net Capital under FCA rules is referred as “capital resources” and under SFC rules is referred as “net liquid capital.” The equivalent of Minimum Net Capital Requirement under FCA rules is referred as “minimum capital resources requirement" and under SFC rules is referred as “net liquid capital requirement."
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
In accordance with the requirements of SEA Rule 15c3-3, Cowen and Company may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of December 31, 2022, Cowen and Company had segregated approximately $49.4 million of cash to satisfy the customer reserve provision of SEA Rule 15c3-3.
As a clearing and carrying broker-dealer, Cowen and Company is required to compute a reserve requirement for proprietary accounts of broker-dealers ("PAB"), as defined in SEA Rule 15c3-3. Cowen and Company performs a PAB reserve computation in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEA Rule 15c3-3. This allows each correspondent firm that uses Cowen and Company as its clearing broker-dealer to classify its PAB account assets held at Cowen and Company as allowable assets in the correspondent's net capital calculation. At December 31, 2022, Cowen and Company had $40.4 million of cash on deposit in PAB Reserve Bank Accounts. Cowen and Company and ATM Execution also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
Cowen Financial Products, as a registered securities based swap dealer, claims Rule 18a-4(f) exemption under the Securities Exchange Act of 1934 (the “Act”) with regard to its swap counterparties on the basis that it has provided sufficient notice to its swap counterparties of their respective rights to require segregation of funds or other property used to secure uncleared security based swaps pursuant to section 3E(f)(1)(A)-(B) of the Act (15 U.S.C. 78c-5(f)(1)(A)). Any margin collateral received and held by the security-based swap dealer with respect to uncleared security-based swaps will not be subject to a segregation requirement. The notice outlines how a claim of those swap counterparties for the collateral would be treated in a bankruptcy or other formal liquidation proceeding of the security-based swap dealer.
Other Regulatory Requirements
Cowen Insurance Co and Cowen Re and Kelvin are individually required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Malta, Luxembourg and Guernsey, respectively. Each company's individual solvency capital ratio calculated at the end of each regulatory determined period must exceed a minimum requirement. As of December 31, 2021, the last testing date for Cowen Re, the solvency capital ratio was in excess of the minimum regulatory requirement. As of September 30, 2022, the last testing date for Cowen Insurance Co and Kelvin, the solvency capital ratios were in excess of the minimum regulatory requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen's captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of December 31, 2022. RCG Insurance Company’s capital and surplus as of December 31, 2022 totaled $4.6 million.
30. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's investment funds and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of December 31, 2022 and 2021, $15.8 million and $16.6 million, respectively, included in fees receivable, are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the investment funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the years ended December 31, 2022 and 2021, the amounts which the Company reimbursed the investment funds it manages were immaterial. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates, and are included in due from related parties in the accompanying consolidated statements of financial condition. As of December 31, 2022 and 2021, loans to employees of $11.8 million and $8.8 million, respectively, were included in due from related parties on the accompanying consolidated statements of financial condition. Of these amounts $6.1 million and $3.8 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $4.5 million, $5.7 million and $3.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. This expense is included in employee compensation and benefits in the accompanying consolidated statements of operations. For the years ended December 31, 2022, 2021 and 2020 the interest income was $0.1 million, for these related party loans and advances, and are included in the interest and dividends in the accompanying consolidated statements of operations.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
The remaining balance included in due from related parties of $10.4 million and $22.6 million as of December 31, 2022 and 2021, respectively, relates to amounts due to the Company from affiliated investment funds and real estate entities due to expenses paid on their behalf.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of December 31, 2022 and 2021, such investments aggregated $53.5 million and $53.9 million, respectively, were included in non-controlling interests on the accompanying consolidated statements of financial condition. Their share of the net income (loss) attributable to non-controlling interests in consolidated subsidiaries and investment funds aggregated $24.7 million, $14.9 million and $21.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company may, at times, have unfunded commitment amounts pertaining to related parties. See Note 27 for amounts committed as of December 31, 2022.
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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements, which have not been disclosed, as of December 31, 2022 and December 31, 2021. Through indemnification provisions in clearing agreements with clients, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)
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
The Company's exposure to credit risk can be directly impacted by volatile securities markets, which may impair the ability of counterparties to satisfy their contractual obligations. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits based upon a review of the customers' financial condition and credit ratings. The Company seeks to manage the risk associated with its customer margin transactions by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company also monitors required margin levels daily and, pursuant to its guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary.
In addition, during the normal course of business, the Company has exposure to a number of risks including market risk, currency risk, credit risk, operational risk, liquidity risk and legal risk. As part of the Company's risk management process, these risks are monitored on a regular basis throughout the course of the year.
The Company enters into secured and unsecured borrowing agreements to obtain funding necessary to cover daily securities settlements with clearing corporations. At times, funding is required for unsettled customer delivery versus payment and riskless principal transactions, as well as to meet deposit requirements with clearing organizations. Secured arrangements are collateralized by the securities. The Company maintains uncommitted financing arrangements with large financial institutions, the details of which are summarized below as of December 31, 2022.

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
32. Subsequent Events
On February 14, 2023, the Board of Directors declared a cash dividend of $0.12 per common share. The dividend will be payable on March 15, 2023, to stockholders of record as of the close of trading on March 1, 2023. If the TD Merger is consummated prior to the close of trading on March 1, 2023, no dividend will be paid to stockholders of Cowen who hold common shares prior to the closing of the TD Merger (See Note 1).
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

COWEN INC.

		By:	/s/ JEFFREY M. SOLOMON
		Name:	Jeffrey M. Solomon
Date:	February 28, 2023	Title:	Chair and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY M. SOLOMON	Chair and Chief Executive Officer (Principal Executive Officer)
Jeffrey M. Solomon		February 28, 2023

/s/ STEPHEN A. LASOTA	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Stephen A. Lasota		February 28, 2023

/s/ BRETT H. BARTH
Brett H. Barth	Director	February 28, 2023

/s/ KATHERINE E. DIETZE
Katherine E. Dietze	Director	February 28, 2023

/s/ GREGG A. GONSALVES
Gregg A. Gonsalves	Director	February 28, 2023

/s/ LORENCE KIM
Lorence Kim	Director	February 28, 2023

/s/ STEVEN KOTLER
Steven Kotler	Director	February 28, 2023

/s/ LAWRENCE E. LEIBOWITZ
Lawrence E. Leibowitz	Director	February 28, 2023

/s/ MARGARET L. POSTER
Margaret L. Poster	Director	February 28, 2023

/s/ DOUGLAS A. REDIKER
Douglas A. Rediker	Director	February 28, 2023